Form 10-K
period 1993-12-31
FIRST MARYLAND BANCORP
filed 1994-03-30
CIK 36510

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
   For the fiscal year ended December 31, 1993
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         Commission file number 1-7273

                               ----------------

                [LOGO OF FIRST MARYLAND BANCORP APPEARS HERE]
             (Exact name of registrant as specified in its charter)

                MARYLAND                               52-0981378
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    FIRST MARYLAND BUILDING 25 SOUTH
   CHARLES STREET BALTIMORE, MARYLAND
                                                         21201
    (Address of principal executive                    (zip code)
                offices)

                                  410-244-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
 7.875% Noncumulative Preferred Stock,                 registered
                Series A                     New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $5.00 per share

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                Yes  X   No
                                    ---     ---
  State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 ALL VOTING STOCK (16,985,149 SHARES OF COMMON STOCK, $5.00 PAR VALUE) IS OWNED
          BY ALLIED IRISH BANKS, P.L.C., AN IRISH BANKING CORPORATION.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
 PART I
 Item 1--  Business............................................................   1
 Item 2--  Properties..........................................................   6
 Item 3--  Legal Proceedings...................................................   6
 Item 4--  Submission of Matters to a Vote of Security Holders.................   6
 PART II
           Market for Registrant's Common Equity and Related Stockholder
 Item 5--  Matters.............................................................   7
 Item 6--  Selected Consolidated Financial Data................................   7
 Item 7--  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................   8
 Item 8--  Financial Statements and Supplementary Data:
            First Maryland Bancorp and Subsidiaries:
             Consolidated Statements of Income.................................  40
             Consolidated Statements of Condition..............................  41
             Consolidated Statements of Changes in Stockholders' Equity........  42
             Consolidated Statements of Cash Flows.............................  43
            Notes to Consolidated Financial Statements.........................  44
            Management's Report on Responsibility for Financial Reporting......  71
            Independent Auditors' Report.......................................  72
 Item 9--  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................  73
 PART III
 Item 10-- Directors and Executive Officers of the Registrant(1)
 Item 11-- Executive Compensation(1)
 Item 12-- Security Ownership of Certain Beneficial Owners and Management(1)
 Item 13-- Certain Relationships and Related Transactions(1)
 PART IV
 Item 14-- Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
            Financial Statement Schedules......................................  73
            Reports on Form 8-K................................................  73
            Exhibits:
             Agreement to Provide Copies of Long-term Debt
           Instruments.........................................  Exhibit 4
             Power of Attorney.................................  Exhibit 25
             Remaining Exhibits are incorporated by reference
 Signatures....................................................................  74

- --------
(1) To be filed by amendment.

                                     PART I

ITEM 1. BUSINESS

  First Maryland Bancorp (the "Corporation") is a Maryland corporation incorporated in 1973 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1993, the Corporation had consolidated total assets of $9.5 billion, total deposits of $6.8 billion, and total stockholders' equity of $976.8 million. Its principal subsidiaries are The First National Bank of Maryland ("First National"), First Omni Bank, N.A. ("First Omni") and The York Bank and Trust Company ("York Bank"). These banks provide comprehensive corporate, commercial, correspondent and retail banking services and personal and corporate trust services which include lending, depository and related financial services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The assets of these banks at December 31, 1993 accounted for approximately 95% of the Corporation's consolidated total assets and the banks contributed approximately 91%, 95% and 94% to the consolidated net income of the Corporation for each of the three years ended December 31, 1993, 1992 and 1991, respectively.

  First National, the Corporation's largest subsidiary, is a national banking association chartered under the laws of the United States. It commenced operations in Baltimore, Maryland on July 10, 1865 and is the successor to a Maryland banking institution founded in 1806. At December 31, 1993, First National was the second largest commercial bank headquartered in Maryland in terms of assets, loans and deposits, with assets of $7.5 billion, net loans of $3.7 billion, and deposits of $6.1 billion. Its assets at such date comprised 79% of the consolidated assets of the Corporation. Including its main office, First National operates 177 banking facilities in Maryland, including 146 full service offices, and loan production offices in Washington, D.C. and York, Pennsylvania. It conducts international activities at its Baltimore headquarters, a Cayman Islands branch and a representative office in London, and maintains correspondant relationships with more than 75 foreign banks. It offers investment, foreign exchange and securities brokerage services, operates a brokerage subsidiary and acts as investment adviser to the ARK Funds, a family of proprietary mutual funds.

  York Bank was acquired by the Corporation on December 31, 1991. It is a Pennsylvania chartered commercial bank organized in 1960 as the product of a consolidation of two banks chartered in 1810 and 1890. With assets of $1.1 billion, net loans of $683.4 million, deposits of $894.4 million at December 31, 1993 and 21 offices in south central Pennsylvania, it is the largest banking institution headquartered in York County, Pennsylvania, a market contiguous to First National's principal market.

  First Omni is a national banking subsidiary of the Corporation headquartered in Millsboro, Delaware and conducts retail bankcard services for the Corporation. It offers Mastercard (R) and VISA (R) bankcards both directly and as agent for other banks. At December 31, 1993 it managed bankcard receivables of $692.7 million (including $165.0 million of securitized bankcard receivables).

  The Corporation operates various other subsidiaries, including First National Mortgage Corporation, a mortgage banking company which originates, sells and services residential mortgage loans through its network of 11 offices in Maryland, Pennsylvania and Virginia; First National Bank of Maryland, D.C. ("First D.C."), a national bank with its office in the District of Columbia, First Maryland Leasecorp, a commercial finance company specializing in equipment financing and First Maryland Mortgage Corporation, a commercial real estate lender.

  Allied Irish Banks, p.l.c. ("AIB") is an Irish banking corporation whose stock is traded on the Dublin, London and New York Stock Exchanges. In December 1983, AIB acquired 43% of the outstanding shares of the Corporation. On March 21, 1989, AIB increased its investment to 100% of the Corporation, thereby furthering its strategic objective of increasing the geographic diversification of its investments and operations. AIB is a registered bank holding company under the Bank Holding Company Act and AIB is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1993. Based upon United States generally accepted accounting principles at December 31, 1993, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $29.8 billion. AIB Group provides a diverse range of banking, financial and related services principally in Ireland, the United States and the United Kingdom.

COMPETITION

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

SUPERVISION AND REGULATION

  The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of the Corporation and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described.

 Bank Holding Company Regulation

  The Corporation, as a bank holding company registered under the Bank Holding Company Act, is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the staff of the Federal Reserve Bank of Richmond.

  The Bank Holding Company Act requires that a bank holding company obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under existing Federal and state laws, the Federal Reserve Board may not approve the acquisition by the Corporation of any bank located outside the State of Maryland unless such an acquisition is specifically authorized by the statutory law of the state in which such bank is located. Most states have authorized interstate banking acquisitions by bank holding companies on one or more of the following bases: a regional reciprocal basis, a national reciprocal basis or an unrestricted basis. Subject to applicable Federal and state approval procedures and registration requirements, the Corporation may, consistent with the Bank Holding Company Act, acquire banks in Maryland, Pennsylvania, Virginia, West Virginia and the District of Columbia and most of the southeastern states.

  In addition to restricting banking acquisitions, the Bank Holding Company Act generally prohibits a bank holding company from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiaries to those of banking and the management of banking organizations, and to non-banking activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the Federal Reserve Board is required prior to engaging in non-banking activities.

The Banks

  First National, First Omni, and First D.C. (the "National Banks" and together with York Bank, the "Banks"), as national banking associations, are subject to the supervision of, and regulation and examination by the Comptroller. York Bank, a Pennsylvania state chartered bank, is supervised, regulated and examined by the Pennsylvania Department of Banking and the FDIC. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions.

  All of the National Banks are members of the Federal Reserve System, and the deposits of all the Banks are insured by the FDIC. Some of the aspects of the lending and deposit business of the Banks which are subject to regulation by the Federal Reserve Board or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Banks are subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

  The Banks are subject to restrictions under federal law which limit the transfer of funds by the Banks to the Corporation and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any Bank to the Corporation or any of its non-banking subsidiaries are limited in amount to 10% of such Bank's capital and surplus and, with respect to the Corporation and all such non-banking subsidiaries, to an aggregate of 20% of such Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

  As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

  As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Banks is particularly susceptible to changes in Federal and state legislation and regulations which may increase the cost of doing business.

Dividends

  The Corporation is a legal entity separate and distinct from the Banks and its other subsidiaries, although the principal source of the Corporation's cash revenues is dividends from the Banks. Various Federal (and in the case of York Bank, state) laws and regulations limit the amount of dividends the Banks can pay to the Corporation without regulatory approval.

  The approval of the Comptroller is required for any dividend by a national bank if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the Comptroller, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. In addition, the "prompt corrective action" provisions of FDICIA prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized." Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 1994, approximately $29.2 million of retained earnings of the National Banks was available to pay dividends to the Corporation.

  Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required. In addition, in December 1991, the Board of Directors of York Bank adopted resolutions at the direction of the Pennsylvania Department of Banking and the FDIC which prohibit any payment of dividends that would reduce York Bank's ratio of tier 1 capital to total assets (leverage ratio) below 6% and provide for the reduction of the ratio of classified assets less the allowance for credit losses to tier 1 capital. At December 31, 1993, York Bank's tier 1 capital ratio as a percent of total assets (leverage ratio) was 9.4%.

  The Federal Reserve Board and the Comptroller also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in what, in the Comptroller's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the Comptroller to be such an unsafe or unsound practice. The Comptroller has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1994 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, non-bank subsidiary dividends, asset sales or other capital market transactions.

  Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it might not do so absent such policy. In addition, any capital loans by the Corporation to any of the Banks would also be subordinate in right of payment to deposits and to certain other indebtedness of such Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

 Capital Requirements

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1993, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Corporation's national and state chartered banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by the Comptroller and the FDIC, respectively. On December 31, 1993, the Corporation had a Tier 1 capital to risk adjusted assets ratio of 12.88%, a total (Tier 1 plus Tier 2) capital ratio of 16.62%, and a leverage ratio of 9.60%.

  Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver by the appropriate federal regulatory authority.

  In September 1993, the federal bank regulatory agencies issued proposed revisions to their capital adequacy guidelines which provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The intended effect of the proposal would be to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for the risk. Under the proposal, an institution's exposure to interest rate risk would be measured using either a supervisory model, developed by the federal bank regulatory agencies, or the bank's own internal model. Measured exposure to interest rate risk that exceeds more than a prescribed supervisory threshold would require additional capital. The Corporation does not believe that the proposed revisions, if adopted, would have an adverse effect on the Corporation.

 FDICIA

  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. The following is a brief summary of certain provisions of FDICIA.

  Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution is placed in one of the following capital categories: (i) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (ii) adequately capitalized (an institution that has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%);
(iii) undercapitalized (an institution that has a total risk-based capital ratio of under 8% or a Tier 1 risk-based ratio under 4% or a leverage ratio under 4%); (iv) significantly undercapitalized (an institution that has a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories. All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their appropriate Federal banking regulator, and are generally subject to the appointment of a conservator or receiver. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company is required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on such guarantee. As of December 31, 1993, each of the Banks met the requirements of a "well-capitalized" institution.

  The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. In addition, both "undercapitalized" and "adequately capitalized" institutions are subject to restrictions on the rates of interest they may pay on deposits. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" conform to the definitions utilized in the "prompt corrective action" rules described above.

  The FDIC has also issued regulations implementing, effective for the semi-annual assessment period commencing January 1, 1993, a system of risk-based FDIC-insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, will be assessed premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits. To date, implementation of this system has not had a material effect on the Corporation's income.

  Effective August 10, 1993, the Federal Deposit Insurance Act was amended to provide that, in the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Corporation, the general claims of the Corporation as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Corporation were not by their terms so subordinated. In addition, this statute may, in certain circumstances, increase the costs to the Banks of obtaining funds through nondeposit liabilities.

MONETARY POLICY

  The Corporation's subsidiaries, and thus the Corporation, are affected by monetary policies of regulatory authorities, including the Federal Reserve Board, which regulate the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques of monetary policy available to the Federal Reserve Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowing, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Corporation cannot be predicted.

EMPLOYEES

  As of December 31, 1993, the Corporation employed approximately 4,585 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 66% of the 330,000 square feet of office space available in the building, and will continue to be the major tenant of the building under a lease expiring in 1997, with a renewal option to the year 2002. During 1993, the annual rental for the space, less amounts received on subleases to others, was $5.1 million.

  The Corporation is the sole tenant at First Center (formerly the Paca Pratt Building) located at 110 South Paca Street, Baltimore, Maryland. The building contains 267,000 square feet of office space and houses certain lending, staff, and operations functions of the Corporation. The current lease term expires on December 31, 2011. During 1993, the annual rental for the space was $2.6 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  The Corporation also owns First Bank Center located at Mitchell Street, Millsboro, Delaware. The building, acquired in 1981, contains approximately 300,000 square feet of space, sits on approximately 60 acres of land, and houses certain retail operations functions of First National together with the branch and bankcard functions of First Omni.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings located in Maryland, New York, Pennsylvania, Virginia and the District of Columbia.

ITEM 3. LEGAL PROCEEDINGS

  The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of Management, based on its review with counsel of the development of these matters to date, disposition of all pending litigation will not materially affect the consolidated financial position or results of operations of the Corporation and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Corporation became a wholly owned subsidiary of Allied Irish on March 21, 1989 and, as a result, the Corporation's common stock is no longer listed or traded on any securities exchanges.

  The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is First National. As of March 23, 1994 there were 970 registered holders of the Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data is derived from the audited financial statements of the Corporation. It should be read in conjunction with the detailed information and financial statements of the Corporation included elsewhere herein. Since the acquisition of York Bank occurred on December 31, 1991, the Consolidated Summary of Operations and the Consolidated Average Balances for the year ended December 31, 1991 do not include amounts for York Bank; however, the capital and loan quality ratios shown below at December 31, 1991 reflect the acquisition of York Bank.

                                        YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------
                            1993        1992        1991        1990        1989
                         ----------  ----------  ----------  ----------  ----------
                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF
 OPERATIONS:
  Interest and dividend
   income............... $  617,237  $  648,009  $  675,597  $  744,643  $  672,634
  Interest expense......    234,038     284,657     372,518     438,604     398,788
                         ----------  ----------  ----------  ----------  ----------
  Net interest income...    383,199     363,352     303,079     306,039     273,846
  Provision for credit
   losses...............     45,291      58,126      69,496      97,191      36,726
                         ----------  ----------  ----------  ----------  ----------
  Net interest income
   after provision for
   credit losses........    337,908     305,226     233,583     208,848     237,120
  Noninterest income....    233,445     198,182     180,563     123,637     116,556
  Noninterest expenses..    394,653     361,730     304,039     274,569     245,950
                         ----------  ----------  ----------  ----------  ----------
  Income before income
   taxes................    176,700     141,678     110,107      57,916     107,726
  Income tax expense....     62,832      49,205      35,051      19,579      34,353
                         ----------  ----------  ----------  ----------  ----------
  Net income (5)........    113,868  $   92,473  $   75,056  $   38,337  $   73,373
                         ==========  ==========  ==========  ==========  ==========
  Dividends declared on
   preferred stock...... $    1,575  $      --   $      --   $      --   $      --
CONSOLIDATED AVERAGE
 BALANCES:
  Total assets.......... $9,395,700  $9,003,000  $7,796,500  $7,440,800  $6,533,900
  Loans, net............  4,897,200   5,089,700   4,664,900   5,180,300   4,633,500
  Deposits..............  6,651,800   6,764,400   5,788,100   5,228,900   4,594,700
  Long-term debt........    189,500     165,500     196,200     202,400     196,500
  Stockholders' equity
   (5)..................    763,900     646,696     552,596     512,796     448,000
CONSOLIDATED RATIOS:
  Return on average as-
   sets (5).............       1.21%       1.03%       0.96%       0.52%       1.12%
  Return on average com-
   mon stockholder's eq-
   uity (5).............      14.84       14.30       13.58        7.48       16.38
  Return on average to-
   tal stockholders' eq-
   uity (5).............      14.91       14.30       13.58        7.48       16.38
  Average stockholders'
   equity to average
   total assets (5).....       8.13        7.18        7.09        6.89        6.86
  Capital to risk-ad-
   justed assets(1):
    Tier 1..............      12.88       10.02        8.06        8.10         --
    Total...............      16.62       14.05       11.03       12.34         --
  Tier 1 leverage ratio
   (1)..................       9.60        7.20        7.33        6.70         --
  Net interest margin
   (2)..................       4.64        4.58        4.39        4.61        4.79
  Net charge-offs to av-
   erage loans less av-
   erage unearned income
   (4)..................       0.83        1.15        1.10        1.08        0.51
  Allowance for credit
   losses to year end
   loans, net of un-
   earned income (4)....       3.85        3.88        3.63        3.10        2.31
  Year end nonperforming
   assets to year end
   loans, net of un-
   earned income plus
   other foreclosed as-
   sets owned (3)(4)....       2.59        3.83        3.47        2.40        0.72

- --------
(1) The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") guidelines for risk-based capital requirements applicable to all bank holding companies require the minimum ratios of Tier 1 and total capital to risk-adjusted assets to be 4% and 8%, respectively. The Federal Reserve Board's minimum leverage guidelines require all bank holding companies to maintain a ratio of Tier 1 capital to total average quarterly assets of at least 4%. The Tier 1, total capital, and leverage ratios for prior periods have been restated to reflect the cumulative effect on prior years of retroactively applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
(2) Net interest margin is the ratio of net interest income on a fully tax equivalent basis to average earning assets.
(3) Nonperforming assets include nonaccrual loans, restructured loans, and collateral on loans to which the Corporation has taken title.
(4) Ratios for prior periods have been restated to reflect the reclassification of certain loans previously classified as in-substance foreclosures, consistent with a policy change adopted by the federal regulatory agencies.
(5) Restated to reflect the cumulative effect on prior years of retroactively applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" to January 1, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1993, 1992 and 1991 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

  The Corporation acquired all of the issued and outstanding capital stock of York Bank on December 31, 1991. Since the acquisition took place on December 31, 1991, the Consolidated Statement of Income and Consolidated Average Balances of the Corporation for the year ended December 31, 1991 do not reflect the results of operations or the average balances of York Bank.

EARNINGS SUMMARY

  The Corporation's net income for the year ended December 31, 1993 was $113.9 million, compared to $92.5 million for the year ended December 31, 1992, an increase of $21.4 million (23.1%). The major factors contributing to the increase in net income were increases in net interest income and noninterest income combined with a decrease in the provision for credit losses.

  The Corporation's net income for the year ended December 31, 1992 was $92.5 million, compared to $75.1 million for the year ended December 31, 1991. An increase in net interest income and a decrease in the provision for credit losses were the primary reasons for the $17.4 million (23.2%) increase in net income when 1992 is compared to 1991.

                      Analysis of Return on Average Assets

NET INTEREST INCOME

  Net interest income, the largest component of the Corporation's earnings, is the difference between the interest and yield-related fee income generated by earning assets and the expense associated with funding those assets. As such, net interest income represents pretax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991. An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins is shown in the following two tables.

  Net Interest Income, Interest Rate Spread and Net Interest Margin on Average
                                 Earning Assets
                             (Tax Equivalent Basis)

                                                   YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------
                                    1993                     1992                     1991
                          ------------------------ ------------------------ ------------------------
                          AVERAGE           YIELD/ AVERAGE           YIELD/ AVERAGE           YIELD/
                          BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE
                          -------- -------- ------ -------- -------- ------ -------- -------- ------
                                                    (DOLLARS IN MILLIONS)
Loans held-for-sale.....  $  166.6  $ 11.9   7.14% $  165.9  $ 13.7   8.25% $  109.9  $  9.6   8.74%
Loans, net of unearned
 income.................   5,099.3   413.5   8.11   5,293.9   460.8   8.70   4,832.9   503.5  10.42
Investment securities...   2,868.9   191.2   6.66   2,350.7   170.4   7.24   1,477.9   129.1   8.74
Other earning assets....     358.3    11.4   3.18     377.4    14.4   3.82     712.5    43.7   6.13
                          --------  ------         --------  ------         --------  ------
Earning assets..........  $8,493.1   628.0   7.39  $8,187.9   659.3   8.05  $7,133.2   685.9   9.61
                          ========  ======         ========  ------         ========  ------
Interest bearing
 liabilities............  $6,699.5   234.0   3.49  $6,648.4   284.6   4.28  $5,880.9   372.5   6.33
Interest rate spread
 (1)....................                     3.90                     3.77                     3.28
Interest free sources
 utilized to fund
 earning assets.........   1,793.6                  1,539.5                  1,252.3
                          --------  ------         --------  ------         --------  ------
Total sources of funds..  $8,493.1   234.0   2.75  $8,187.9   284.6   3.47  $7,133.2   372.5   5.22
                          ========  ------         ========  ------         ========  ------
Net interest income.....            $394.0                   $374.7                   $313.4
                                    ======                   ======                   ======
Net interest margin (2).                     4.64%                    4.58%                    4.39%
                                             ====                     ====                    =====

- -------
(1) Interest rate spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
(2) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

  Average earning assets were $8.5 billion for the year ended December 31, 1993, an increase of $305.2 million over average earning assets of $8.2 billion for the year ended December 31, 1992. This increase is primarily attributable to an increase in investment securities. Investment securities represented 33.8% of total earning assets for the year ended December 31, 1993 compared to 28.7% for the year ended December 31, 1992.

  The net interest margin for the year ended December 31, 1993 was 4.64% compared to 4.58% for the year ended December 31, 1992. Positively impacting net interest income and the net interest margin in 1993 was a $254.1 million increase in interest free sources of funds. This increase was primarily due to a $209.6 million increase in average noninterest bearing demand deposits. The net interest margin peaked in the first quarter of 1993 at 4.76%, but declined to 4.64%, 4.62% and 4.54% in the second, third and fourth quarters of 1993, respectively, reflecting the compression of the yield curve, the sale of higher yielding assets and reinvestment in lower yielding assets and the offering of promotional rates on certain retail products in 1993.

  Average earning assets were $8.2 billion for the year ended December 31, 1992, an increase of $1.1 billion over average earning assets of $7.1 billion for the year ended December 31, 1991. This increase was due to the addition of the average earning assets of York Bank which were $1.2 billion for the year ended December 31, 1992. Investment securities represented 28.7% of total earning assets for the year ended December 31, 1992 compared to 20.7% for the year ended December 31, 1991.

  The interest rate spread and net interest margin both improved in 1992 when compared to 1991. This improvement can be attributed to the interest rate environment in 1992. Interest rates declined in 1992 when compared to 1991. These declines benefited the Corporation because the balance sheet was structured to take advantage of these market changes. The net result was that interest expense decreased at a faster rate than interest income resulting in an improvement in the net interest spread and net interest margin in 1992.

              Net Interest Income Analysis (Tax Equivalent Basis)

                                  1993 OVER 1992                   1992 OVER 1991
                          --------------------------------  -----------------------------
                                                                        DUE TO CHANGES
                                     DUE TO CHANGES IN(1)                    IN(1)
                           INCREASE  ---------------------   INCREASE  ------------------
                          (DECREASE)   VOLUME      RATES    (DECREASE) VOLUME     RATES
                          ---------- ----------  ---------  ---------- -------  ---------
                                                 (IN THOUSANDS)
INTEREST INCOME FROM
 EARNING ASSETS:
Interest and fees on
 loans:
  Domestic loans........    (47,590)    (18,566)   (29,024)  (39,159)   45,929    (85,088)
  Foreign loans.........        282       1,186      (904)    (3,542)     (310)    (3,232)
Interest and dividends
 on investment
 securities.............     (5,411)     10,142    (15,553)   41,295    66,153    (24,858)
Interest and dividends
 on investment securi-
 ties available-for-
 sale...................     26,185      26,185        --        --        --         --
Interest and fees on
 loans held-for-sale....     (1,828)         62     (1,890)    4,056     4,647       (591)
Interest on Federal
 funds sold and securi-
 ties purchased under
 resale agreement.......     (1,888)         45     (1,933)  (19,777)  (10,096)    (9,681)
Interest on deposits in
 other banks............     (1,086)       (910)      (176)   (8,064)   (5,478)    (2,586)
Interest on trading ac-
 count securities                55         222       (167)   (1,368)   (1,025)      (343)
                           --------  ----------  ---------   -------   -------  ---------
Total...................    (31,281)     23,938    (55,219)  (26,559)   93,560   (120,119)
                           --------  ----------  ---------   -------   -------  ---------
INTEREST EXPENSE ON
 DEPOSITS AND BORROWED
 FUNDS:
Interest on deposits in
 domestic offices.......    (56,064)    (13,209)   (42,855)  (53,961)   41,487    (95,448)
Interest on deposits in
 foreign banking office.       (369)       (219)      (150)   (8,036)   (4,384)    (3,652)
Interest on Federal
 funds purchased and
 other short-term bor-
 rowing.................      4,349      10,260     (5,911)  (21,674)    7,381    (29,055)
Interest on long-term
 debt...................      1,462       2,223       (761)   (4,191)   (2,997)    (1,194)
                           --------  ----------  ---------   -------   -------  ---------
Total...................    (50,622)      2,174    (52,796)  (87,862)   44,090   (131,952)
                           --------  ----------  ---------   -------   -------  ---------
Net interest income.....     19,341      14,102      5,239    61,303    47,838     13,465
                           ========  ==========  =========   =======   =======  =========

- --------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total. Variances are computed on a line-by-line basis and are non-additive.

  Fully tax equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table above indicates, net interest income on a tax equivalent basis increased $19.3 million (5.2%) when the year ended December 31, 1993 is compared to the year ended December 31, 1992. An increase in the volume of earning assets, primarily due to the purchase of investment securities, resulted in the $14.1 million net interest income volume variance. The $5.2 million positive rate variance is due to a six basis point favorable variance in the net interest margin when the year ended December 31, 1993 is compared to the year ended December 31, 1992. Average interest bearing deposits decreased $322.2 million when 1993 is compared to 1992 resulting in the negative volume variance in domestic deposits. The decrease in deposits included a $210.2 million decrease in large denomination time deposits resulting from a decision to use other sources of short-term funding. This is evidenced by the positive volume variance under Federal funds sold and other short-term borrowings.

  Net interest income on a tax equivalent basis increased $61.3 million (19.5%) when the year ended December 31, 1992 is compared to the year ended December 31, 1991. The positive volume variance was caused by the addition of the earning assets and interest bearing liabilities of York Bank. The net interest income of York Bank, adjusted for the funding costs associated with the acquisition, resulted in approximately $34.5 million (11.0%) of the increase in tax equivalent net interest income in 1992. The remaining $26.8 million (8.5%) increase in net interest income was the result of a favorable interest rate environment in 1992. The net interest margin improved in 1992 when compared to 1991 resulting in a positive rate variance when 1992 is compared to 1991.

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1993, 1992 and 1991.

      Average Balances, Interest Yields and Rates, and Net Interest Margin
                             (Tax Equivalent Basis)

                                                         YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                      1993                          1992                          1991
                          ----------------------------- ----------------------------- -----------------------------
                                                AVERAGE                       AVERAGE                       AVERAGE
                          AVERAGE               YIELD/  AVERAGE               YIELD/  AVERAGE               YIELD/
                          BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          --------  ----------- ------- --------  ----------- ------- --------  ----------- -------
                                                          (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks.  $  650.5    $  --       -- %  $  601.1    $  --       -- %  $  496.5    $  --       -- %
Money market invest-
 ments:
 Interest bearing depos-
  its in other banks(7).       3.9       0.1      2.6       28.6       1.2      4.3      136.3       9.3      6.8
 Trading account securi-
  ties..................      16.8       0.7      4.2       12.4       0.7      5.8       29.1       2.1      7.2
 Funds sold.............     337.6      10.6      3.1      336.4      12.5      3.7      547.1      32.3      5.9
Investment securities:
 Taxable................   2,342.2     146.8      6.3    2,135.8     145.6      6.8    1,258.7     103.8      8.3
 Tax-exempt(1)..........     151.6      18.1     11.9      212.7      24.7     11.6      213.6      24.9     11.7
 Equity investments.....       2.2       0.1      4.5        2.2       0.1      3.9        5.6       0.4      6.0
                          --------    ------     ----   --------    ------            --------    ------
 Total investment secu-
  rities................   2,496.0     165.0      6.6    2,350.7     170.4      7.2    1,477.9     129.1      8.7
Investment securities
 available-for-sale.....     372.9      26.2      7.0        --        --       --         --        --       --
Loans held-for-sale.....     166.6      11.9      7.1      165.9      13.7      8.3      109.9       9.6      8.8
Loans (net of unearned
 income)(1,2):
 Commercial.............   1,628.9     111.1      6.8    1,743.6     126.7      7.3    1,524.1     140.9      9.3
 Real estate, construc-
  tion .................     313.1      21.2      6.8      350.7      23.8      6.8      352.4      31.7      9.0
 Real estate, mortgage..   1,318.7     102.6      7.8    1,347.0     113.6      8.4    1,128.3     110.5      9.8
 Retail.................     955.7      79.8      8.3      984.6      91.6      9.3      901.8      96.0     10.7
 Bankcard...............     488.4      75.2     15.4      496.1      79.8     16.1      561.1      94.9     16.9
 Leases receivable......     200.2      13.4      6.7      199.4      15.4      7.7      188.5      16.1      8.5
 Foreign(7).............     194.3      10.2      5.2      172.5       9.9      5.7      176.7      13.4      7.6
                          --------    ------     ----   --------    ------            --------    ------
 Total loans............   5,099.3     413.5      8.1    5,293.9     460.8      8.7    4,832.9     503.5     10.4
 Allowance for credit
  losses................    (202.1)      --       --      (204.2)      --       --      (168.0)      --       --
                          --------                      --------                      --------
 Total loans, net.......   4,897.2       --       --     5,089.7       --       --     4,664.9       --       --
Other assets(3).........     454.2       --       --       418.2       --       --       334.8       --       --
                          --------    ------            --------    ------            --------    ------
 Total assets/interest
  income................  $9,395.7    $628.0            $9,003.0    $659.3            $7,796.5    $685.9
                          ========    ======            ========    ======            ========    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic of-
 fices:
 Noninterest bearing de-
  mand..................  $1,771.0    $  --        --%  $1,561.4    $  --       -- %  $1,235.8    $  --       -- %
                          --------                      --------                      --------
 Interest bearing de-
  mand..................     535.5      13.4      2.5      467.2      15.1      3.2      287.3      14.3      5.0
 Money market accounts..   1,433.1      42.3      3.0    1,529.5      53.9      3.5    1,235.8      68.2      5.5
 Savings................   1,017.0      29.9      2.9      840.1      30.5      3.6      570.2      29.6      5.2
 Other consumer time....   1,480.3      64.2      4.3    1,735.4      91.4      5.3    1,480.0     106.4      7.2
 Large denomination
  time..................     342.8      18.6      5.4      553.0      33.5      6.1      818.0      60.0      7.3
Deposits in foreign
 banking office (7).....      72.1       2.7      3.7       77.8       3.1      3.9      161.0      11.1      6.9
                          --------    ------     ----   --------    ------            --------    ------
 Total interest bearing
  deposits..............   4,880.8     171.1      3.5    5,203.0     227.5      4.4    4,552.3     289.6      6.4
                          --------    ------            --------    ------            --------    ------
 Total deposits.........   6,651.8       --       --     6,764.4       --       --     5,788.1       --       --
Funds purchased.........     895.4      24.1      2.7      735.6      22.9      3.1      651.4      35.0      5.4
Other borrowed funds,
 short-term.............     733.8      21.5      2.9      544.3      18.3      3.4      481.0      27.9      5.8
Other liabilities(8)....     161.3       --       --       146.5       --       --       127.2       --       --
Long-term debt(4).......     189.5      17.3      9.1      165.5      15.9      9.6      196.2      20.0     10.2
Stockholders' equity(8).     763.9       --       --       646.7       --       --       552.6       --       --
                          --------    ------            --------    ------            --------    ------
 Total liabilities and
  stockholders'
  equity/interest ex-
  pense.................  $9,395.7    $234.0            $9,003.0    $284.6            $7,796.5    $372.5
                          ========    ======            ========    ======            ========    ======
Earning assets/interest
 income ................  $8,493.1    $628.0      7.4%  $8,187.9    $659.3      8.1%  $7,133.2    $685.9      9.6%
Interest bearing
 liabilities/interest
 expense................   6,699.5     234.0      3.5    6,648.4     284.6      4.3    5,880.9     372.5      6.3
Earning assets/interest
 expense................   8,493.1     234.0      2.8    8,187.9     284.6      3.5    7,133.2     372.5      5.2
Net interest income, tax
 equivalent basis.......               394.0                         374.7                         313.4
Net interest spread(5)..                          3.9%                          3.8%                          3.3%
                                                 ====                          ====                          ====
Net interest margin(6)..                          4.6%                          4.6%                          4.4%
                                                 ====                          ====                          ====
Percentage attributable
 to foreign activities:
 Average foreign assets
  to average total as-
  sets..................       2.1%                          2.2%                          4.0%
 Average foreign
  liabilities to average
  total liabilities.....       0.8                           1.4                           3.0

- -------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments a tax equivalent adjustment is used based on a 35% Federal tax rate for 1993 and a 34% Federal tax rate for 1992 and 1991.
(2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(3) Includes overdrafts excluded from average loan balances for yield purposes.
(4) Includes current portion of long-term debt in 1992 and 1991.
(5) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
(6) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.
(7) These categories, coupled with the average balances related to $90 million in short-term borrowings from Allied Irish in 1992 and 1991 and the average balances related to $60 million in long-term debt in 1991 comprise foreign activities. The aggregate of the following categories did not exceed 10% of average total deposits: foreign banks, foreign governments and official institutions, other foreign demand deposits and other foreign savings and time deposits.
(8) Restated to reflect the cumulative effect on prior years of retroactively applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" to January 1, 1990.

PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $45.3 million in 1993, down $12.8 million (22.1%) from the $58.1 million provision for 1992. The reduction was primarily attributable to an $8.9 million decline in bankcard provisions due to more favorable charge-off experience, and a $3.8 million decrease in York Bank's provisions due to lower loan volumes and an overall improvement in credit quality. Partially offsetting these declines was a $5.4 million increase in the Corporation's manufactured housing subsidiary's provisions resulting from a deterioration in credit quality.

  The 1992 provision for credit losses was $58.1 million which was down $11.4 million (16.4%) from the $69.5 million provision for 1991. Excluding York Bank's provision of $10.7 million, the provision decreased $22.1 million (31.8%). The decrease was due to lower levels of problem loans and an improvement in bankcard charge-off experience in 1992.

NONINTEREST INCOME

  The following table presents the components of noninterest income for the years ended December 31, 1993, 1992 and 1991, and a year to year comparison expressed in terms of percent changes.

                               Noninterest Income

                              YEARS ENDED DECEMBER 31,               PERCENT CHANGE
                         ----------------------------------- ------------------------------
                           1993     1992    1992*     1991   1993/1992 1992/1991 1992/1991*
                         -------- -------- -------- -------- --------- --------- ----------
Service charges on
 deposit accounts....... $ 72,952 $ 68,475 $ 64,816 $ 59,414     6.5%     15.3%      9.1%
Servicing income from
 securitized assets,
 net....................   27,548   28,931   28,931   22,735    (4.8)     27.3      27.3
Trust fees..............   19,212   18,593   14,239   13,148     3.3      41.4       8.3
Securities gains........   19,976    6,169    6,186   11,534   223.8     (46.5)    (46.4)
Other income:
  Mortgage banking in-
   come.................   25,745   16,643   16,471   10,908    54.7      52.6      51.0
  Bankcard charges and
   fees.................   18,770   19,485   19,146   22,914    (3.7)    (15.0)    (16.4)
  Customer service fees.   10,150    8,875    8,230    7,748    14.4      14.5       6.2
  Investment banking in-
   come.................    8,448    8,847    8,845    7,075    (4.5)     25.0      25.0
  Other.................   30,644   22,164   19,281   25,087    38.3     (11.7)    (23.1)
                         -------- -------- -------- --------   -----     -----     -----
Total other income......   93,757   76,014   71,973   73,732    23.3       3.1      (2.4)
                         -------- -------- -------- --------   -----     -----     -----
    Total noninterest
     income............. $233,445 $198,182 $186,145 $180,563    17.8%      9.8%      3.1%
                         ======== ======== ======== ========   =====     =====     =====

* Amounts excluding York Bank.

  The Corporation's noninterest income for the year ended December 31, 1993 was $233.4 million, a $35.3 million (17.8%) increase over noninterest income for the year ended December 31, 1992. Service charges on deposit accounts increased $4.5 million (6.5%) due to a higher level of corporate noninterest bearing demand deposits and pricing increases. Servicing income on securitized assets decreased $1.4 million (4.8%) due to a decline in securitized manufactured housing loans. Trust fees increased $619,000 (3.3%) primarily due to increased transaction volumes and advisory fees on new mutual fund products. Investment securities gains increased $13.8 million (223.8%). Investment securities sales are discussed in detail under "Investment Portfolio". Mortgage banking income increased $9.1 million (54.7%) due to increased origination volumes and improvements in the market pricing of mortgage and loan servicing sales relative to 1992. Bankcard charges and fees decreased $715,000 (3.7%) due to lower loan volumes in 1993. Customer service fees increased $1.3 million (14.4%) primarily due to a higher level of mortgage placement fees and commercial loan forbearance fees. Other noninterest income was $30.6 million in 1993 compared to $22.2 million in 1992. The primary reasons for the $8.5 million (38.3%) increase in other noninterest income were a $2.8 million increase in leasing residual gains, a $2.4 million recovery of interest on Argentine loans previously charged off, a $2.3 million increase in foreign exchange and trading income, a $794,000 increase in gains on the sale of fixed assets, a $583,000 increase in gains on the sale of other real estate, a $532,000 casualty loss recovery, and a $461,000 gain on the sale of a branch. These increases in other noninterest income were offset by a $2.9 million gain on the sale of $130.2 million in residential mortgages in 1992.

  The Corporation's noninterest income for the year ended December 31, 1992 excluding York Bank, was $186.1 million, a $5.6 million (3.1%) increase over the noninterest income for 1991. Service charges on deposit accounts increased $5.4 million (9.1%) due to an increased volume of corporate deposits and higher fees on retail savings accounts. Servicing income from securitized assets increased $6.2 million (27.3%) reflecting a full year of income on asset securitizations which took place in the first and third quarter of 1991. The $1.1 million (8.3%) increase in trust fees for 1992 was primarily due to higher volumes. Investment security gains decreased $5.3 million (46.4%) in 1992 compared to 1991. Investment securities sales are discussed in detail under "Investment Portfolio". Mortgage banking income increased $5.6 million (51.0%) due to increased mortgage origination fees resulting from increased loan volume. Bankcard charges and fees decreased $3.8 million (16.4%) due to decreased bankcard demand. Investment banking income increased $1.8 million (25.0%) primarily due to brokerage and mutual fund fees. Other noninterest income was $19.3 million in 1992 compared to $25.1 million in 1991. The primary reason for the $5.8 million (23.1%) decrease in other noninterest income was a $4.2 million decrease in trading account profits.

NONINTEREST EXPENSE

  The following table presents the components of noninterest expense for the years ended December 31, 1993, 1992 and 1991 and a year to year comparison expressed in terms of percent changes.

                              Noninterest Expense

                              YEARS ENDED DECEMBER 31,               PERCENT CHANGE
                         ----------------------------------- ------------------------------
                           1993     1992    1992*     1991   1993/1992 1992/1991 1992/1991*
                         -------- -------- -------- -------- --------- --------- ----------
                           (DOLLARS IN THOUSANDS)
Salaries and wages...... $165,239 $154,852 $141,911 $131,420     6.7%    17.8%       8.0%
Other personnel costs...   40,415   33,644   30,275   26,481    20.1     27.0       14.3
Net occupancy costs.....   31,195   29,869   27,591   27,323     4.4      9.3        1.0
Equipment costs.........   28,608   26,572   21,634   21,284     7.7     24.8        1.6
Other operating ex-
 penses:
  Examinations and
   assessments..........   16,006   16,330   13,614   12,515    (2.0)    30.5        8.8
  Lending and collec-
   tion.................   13,545   11,318    9,923   10,185    19.7     11.1       (2.6)
  Postage and
   communications.......   13,238   12,379   11,311   11,607     6.9      6.7       (2.6)
  Professional fees.....   13,152    8,627    8,040    6,291    52.5     37.1       27.8
  Advertising and public
   relations............   11,266    9,665    9,123    8,035    16.6     20.3       13.5
  Other real estate ex-
   pense................    6,757    9,349    8,221    6,505   (27.7)    43.7       26.4
  Other.................   55,232   49,125   42,759   42,393    12.4     15.9         .9
                         -------- -------- -------- --------   -----     ----       ----
Total other operating
 expenses...............  129,196  116,793  102,991   97,531    10.6     19.7        5.6
                         -------- -------- -------- --------   -----     ----       ----
    Total noninterest
     expense............ $394,653 $361,730 $324,402 $304,039    9.1%     19.0%       6.7%
                         ======== ======== ======== ========   =====     ====       ====

* Amounts excluding York Bank

  The Corporation's noninterest expenses for the year ended December 31, 1993 were $394.7 million, a $32.9 million (9.1%) increase over the noninterest expenses for the year ended December 31, 1992. Salaries and wages increased $10.4 million (6.7%) primarily due to merit and promotional increases and increases in commissions. The increase in salaries and wages included $2.1 million in severance expense resulting from the reengineering of back office support functions and the discontinuation of the Corporation's manufactured housing financing subsidiary. Other personnel costs increased $6.8 million (20.1%) primarily due to increased employee retirement plan expenses resulting from lower returns on retirement plan assets, lower discount rates and reduced employee turnover. In addition, the implementation of Statement of Financial Accounting Standards No. 106, "Employers Accounting For Postretirement Benefits Other Than Pensions", resulted in a $2.6 million increase in other personnel costs in 1993. Occupancy costs increased $1.3 million (4.4%) due to property rent expense associated with new facilities and scheduled rent increases on existing facilities. Equipment costs increased $2.0 million (7.7%) primarily due to an increase in depreciation expense associated with computer hardware and software purchases. Lending and collection expenses increased $2.2 million (19.7%) with the most significant increases in bankcard fraud losses ($692,000) and outside appraisal expenses ($543,000). Professional fees increased $4.5 million (52.5%) primarily due to consulting fees associated with major system conversions. Advertising and public relations expense increased $1.6 million (16.6%) due to increased advertising budgets in 1993. Other real estate expenses decreased $2.6 million (27.7%) due to a $335,000 decrease in provisions for losses on other real estate and a $2.3 million decrease in expenses associated with other real estate properties. Other noninterest expenses were $55.2 million in 1993 compared to $49.1 million in 1992. The primary reasons for the $6.1 million (12.4%) increase in other noninterest expenses were a $3.4 million increase in the amortization of bankcard premiums, a $2.1 million increase in personal property expense due to an increase in the capitalization threshold in 1993 and the upgrading of computer workstations throughout the Corporation this year, an $803,000 increase in printing and supplies expenses primarily due to printing costs incurred for a bankcard solicitation program, and a $600,000 accrual for discontinued operations at the Corporation's manufactured housing subsidiary. Offsetting these increases in noninterest expense was a $1.8 million write-off of a subsidiary bank's unamortized goodwill balance in 1992.

  The Corporation's noninterest expenses for the year ended December 31, 1992 excluding York Bank, were $324.4 million, a $20.4 million (6.7%) increase over the noninterest expense for 1991. Salaries and wages rose $10.5 million (8.0%) primarily due to incentive compensation increases associated with higher mortgage banking revenues and merit increases. The $3.8 million (14.3%) increase in other personnel costs was related to increases in payroll taxes, health care costs, and deferred benefit expenses. Net occupancy costs and equipment costs increased $268,000 (1.0%) and $350,000 (1.6%) respectively, for 1992. Other operating expenses increased $5.4 million (5.6%) in 1992 when compared to 1991. This increase was attributable to a $1.7 million (26.4%) increase in other real estate expense in 1992. The $1.1 million (8.8%) increase in examinations and assessments expense was principally the result of a full year of expense related to the deposit insurance rate increase in July of 1991. The increase in professional fees of $1.7 million (27.8%) was largely attributable to increased legal fees and consulting work for systems conversions. The $1.1 million (13.5%) increase in advertising and public relations was due to normal increases in advertising budgets. All other expenses increased $366,000 (0.9%) due primarily to a $1.8 million write-off of a subsidiary bank's unamortized goodwill balance in September of 1992. In addition, decreased transaction volume reduced the bankcard processing fees by $1.2 million (15.3%) for 1992.

INCOME TAXES

  The Corporation's effective tax rate on earnings in 1993 was 35.6% compared to 34.7% in 1992 and 31.8% in 1991. The increase in the effective tax rate in 1993 was due to an increase in the statutory tax rate from 34% to 35% and a decrease in tax-exempt income as a proportion of income before income taxes. The net effect of these and other lesser factors and the increase in pre-tax income accounted for the tax provision increase of $13.6 million in 1993. Additional information related to income taxation is presented in Note 14 of the Notes to Consolidated Financial Statements of the Corporation.

PROSPECTIVE ACCOUNTING CHANGES

  New and prospective accounting changes relating to accounting for postemployment benefits and the accounting for loan impairment are discussed below.

  Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"--In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Statement 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement is effective for fiscal years beginning after December 15, 1993. The adoption of Statement 112 is not expected to have a material effect on the financial statements of the Corporation.

  Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"--In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Statement 114 applies to loans that are considered impaired, where it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. Under Statement 114, impaired loans must be measured at the present value of the loan's expected future cash flows discounted at the loan's effective interest rate, observable market price of the loan, or fair value of the collateral. If the measure of an impaired loan is less than the recorded investment, a valuation allowance must be established through a corresponding charge to the provision for credit losses. The Statement is effective for fiscal years beginning after December 15, 1994. The impact that adoption of Statement 114 will have on the financial statements is currently under review, but is not expected to have a material effect on the financial statements of the Corporation.

QUARTERLY SUMMARY

  The following table presents a summary of earnings by quarter for the years ended December 31, 1993 and 1992:

                         Summary of Quarterly Earnings

                                                 1993 QUARTERS ENDED
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
                                                    (IN THOUSANDS)
Interest and dividend income......... $154,016 $156,053   $153,835    $153,333
Net interest income..................   94,511   96,825     95,833      96,030
Provision for credit losses..........   12,565   11,652     13,119       7,955
Income before income taxes...........   44,756   48,426     41,627      41,891
Net income...........................   28,462   31,020     26,659      27,727
                                                 1992 QUARTERS ENDED
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
                                                    (IN THOUSANDS)
Interest and dividend income......... $168,077 $163,321   $159,188    $157,423
Net interest income..................   85,753   89,978     92,989      94,632
Provision for credit losses(1).......   15,058   12,437     16,345      14,286
Income before income taxes...........   30,583   37,219     37,583      36,293
Net income...........................   19,987   24,341     24,061      24,084

- --------
(1) Restated to reflect the reclassification of in-substance foreclosures provisions, consistent with a policy change adopted by the federal regulatory agencies.

LIQUIDITY

  Liquidity is the ability of the Corporation to meet a demand for funds, such as deposit outflows, net new loan requests and other corporate funding requirements. Liquidity can be obtained either through the maturity or sale of assets or the issuance of liabilities at acceptable costs within an acceptable period of time.

  The liquidity of the Corporation is enhanced by asset and liability management policies. The Funds Management Policy Committee is responsible for setting general guidelines regarding the Corporation's sources and uses of funds, asset and liability sensitivity, and interest margins, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. The Corporation maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions.

  The Corporation experienced high levels of liquidity during 1993. The ratio of liquid assets to total assets at December 31, 1993 was 26.8%. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities (including held-to-maturity investment securities), assets available for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and money market assets. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1993, the ratio of liquid assets to credit sensitive liabilities was 212.2%. The Corporation expects the high level of liquidity to continue during 1994.

ASSET/LIABILITY MANAGEMENT

  Asset and liability management is a process that involves the development and implementation of strategies to maximize net interest margin while minimizing the earnings risk associated with changing interest rates. The Funds Management Policy Committee has responsibility for the overall management of the Corporation's asset and liability position, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee manages the Corporation's asset and liability position within the constraints of maintaining capital adequacy, liquidity and safety.

  Management of the interest rate risk of the Corporation is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of interest rate derivatives such as interest rate swaps, interest rate caps and floors and financial futures. The use of derivatives augments the Corporation's management of interest rate risk, liquidity risk, basis risk, and also assists customers in the management of their interest rate risk.

  Interest rate derivatives are used by the Corporation to lengthen or shorten the duration of its liabilities, extend the duration of its assets, or reduce the basis risk between rate resets on sources of funds and rate resets on uses of funds. Interest rate derivatives allow the Corporation to issue liabilities based on customers' or market requirements and swap these liabilities to maturities or indices suitable to the needs of the Corporation.

  The Corporation's interest rate derivatives portfolio at December 31, 1993 is shown in the following table.

                             Derivatives Portfolio

                                                        NOTIONAL      WEIGHTED
                                                         AMOUNT     AVERAGE LIFE
                                                     -------------- ------------
     Asset/Liability Management.....................   $552,000,000   .95 yrs.
     Customer/Trading Uses..........................    488,124,000  1.80 yrs.
                                                     --------------  ---------
       Total........................................ $1,040,124,000  1.47 yrs.
                                                     ==============  =========

  The market value of the derivatives portfolio as of December 31, 1993 was $3,234,000.

  Measurement of the Corporation's sensitivity to changing interest rates is accomplished primarily through an earnings simulation model. Throughout 1993, the Corporation maintained a balance sheet that would benefit from falling interest rates. This liability sensitive position remained at December 31, 1993.

  As previously mentioned, the Corporation uses simulation techniques to measure the potential impact of interest rate changes on earnings. The simulation model associates projected changes in balance sheet activity with underlying repricing frequency to determine the effects of interest rate movements on the Corporation's net interest margin. The simulation models are adjusted and executed monthly. At December 31, 1993, the simulation results under a ^ 200 basis point change in interest rates reflected projected changes in the Corporation's net interest margin which were considered acceptable and within the Corporation's guidelines for managing interest rate risk. The maximum interest rate risk acceptable to the Corporation would place at risk 10% of stockholders' equity given the immediate and sustained ^ 200 basis point change in interest rates of which no more than one-third of that risk may be exposed in any one year.

  The net interest rate sensitivity of the Corporation at December 31, 1993 is illustrated in the following table. This information is presented for six different time periods reflecting the balances of assets and liabilities with rates that are subject to change, any rate sensitive off-balance sheet contracts and data regarding funds which are not sensitive to interest rates. As indicated in the following table, the Corporation is liability sensitive in the near term and becomes asset sensitive over the long term. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position on other dates.

                           Interest Rate Sensitivity

                                                      DECEMBER 31, 1993
                          --------------------------------------------------------------------------------
                                              REPRICING IN
                          ----------------------------------------------------------
                            0-30     31-90     91-180   181-365     1-5      OVER 5      RATE
                            DAYS      DAYS      DAYS      DAYS     YEARS     YEARS    INSENSITIVE  TOTAL
                          --------  --------  --------  --------  --------  --------  ----------- --------
                                                    (DOLLARS IN MILLIONS)
ASSETS
Money market invest-
 ments..................  $  196.4      $0.2  $    --   $    --   $    --   $    --    $    --    $  196.6
Loans held-for-sale.....     132.0     128.4       --        0.1       1.0       3.6        4.1      269.2
Investment securities*..      73.9     102.1     161.6     254.2   1,674.0     713.9       36.8    3,016.5
Loans, net of unearned
 income:
 Commercial.............     976.0     234.6      88.3      65.6     169.0      16.8       75.8    1,626.1
 Real estate, construc-
  tion..................     160.9      33.5       7.9      26.7      50.3       --         4.7      284.0
 Real estate, mortgage:
  Residential...........      12.0      16.3      43.3     144.3     118.9     160.2        2.5      497.5
  Commercial............     395.9      20.7      31.2      49.3     353.6      66.0       40.9      957.6
 Retail.................     420.9      57.8      62.5      99.8     224.3      14.7        5.1      885.1
 Bankcard...............      84.8      39.0      52.0      84.9     237.6      29.4        --       527.7
 Leases receivable......       2.6       5.0       6.8      14.0      67.3     116.1        --       211.8
 Foreign................      30.5      90.0      49.7      28.2       7.0       --         2.5      207.9
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total loans, net of
   unearned income......   2,083.6     496.9     341.7     512.8   1,228.0     403.2      131.5    5,197.7
Other assets............       --       76.1       --        --        --        --       772.4      848.5
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total assets..........  $2,485.9  $  803.7  $  503.3  $  767.1  $2,903.0  $1,120.7   $  944.8   $9,528.5
                          ========  ========  ========  ========  ========  ========   ========   ========
 Cumulative total as-
  sets..................  $2,485.9  $3,289.6  $3,792.9  $4,560.0  $7,463.0  $8,583.7   $9,528.5
                          ========  ========  ========  ========  ========  ========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Domestic deposits:
 Noninterest bearing de-
  posits................  $    --   $  499.1  $    --   $    --   $    --   $    --    $1,415.4   $1,914.5
 Interest bearing depos-
  its...................     247.6   2,237.3     298.6     313.2     559.7       4.4    1,087.0    4,747.8
Interest bearing
 deposits in foreign
 banking office.........      74.0      37.0       --        --        0.9       --         --       111.9
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total deposits........     321.6   2,773.4     298.6     313.2     560.6       4.4    2,502.4    6,774.2
Federal funds purchased
 and securities sold un-
 der repurchase agree-
 ments..................     685.6       2.4      60.3       --        --        --         --       748.3
Other borrowed funds,
 short-term.............     570.3      25.0      50.0       --        --        --         --       645.3
Long-term debt..........       --        --        --        --      189.6       --         --       189.6
Interest rate swaps,
 caps, floors and other
 derivatives............     (14.0)    (10.5)    (14.0)     53.0     (14.5)      --         --         --
Other liabilities.......       --        --        --        --        --        --       194.3      194.3
Bankcard asset
 securitization.........     165.0       --        --        --    (165.0)       --         --         --
Stockholders' equity....       --        --        --        --        --        --       976.8      976.8
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total liabilities and
   equity...............  $1,728.5  $2,790.3  $  394.9  $  366.2  $  570.7  $    4.4   $3,673.5   $9,528.5
                          ========  ========  ========  ========  ========  ========   ========   ========
Cumulative total liabil-
 ities and equity.......  $1,728.5  $4,518.8  $4,913.7  $5,279.9  $5,850.6  $5,855.0   $9,528.5
                          ========  ========  ========  ========  ========  ========   ========
Interest sensitivity
 gap....................  $    757  $ (1,987) $    108  $    401  $  2,332  $  1,116   $ (2,729)
Cumulative interest sen-
 sitivity gap...........       757    (1,229)   (1,121)     (720)    1,612     2,729        --
Ratio of interest-
 sensitive assets to
 liabilities............      1.44x     0.29x     1.27x     2.09x     5.09x    254.7x      0.26x
Ratio of cumulative,
 interest-sensitive
 assets to liabilities..      1.44      0.73      0.77      0.86      1.28      1.47       1.00

* Includes investment securities available-for-sale.

  In developing the classifications used for the preceding table, it was necessary to make certain assumptions and approximations in assigning assets and liabilities to the different maturity categories. These assumptions have been developed by Management over a period of time and reflect its best assessment of current conditions. These assumptions are continuously reviewed since they are subject to factors brought about by the development of new products and changes in consumer behavior patterns.

INVESTMENT PORTFOLIO

  The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") on December 31, 1993. Pursuant to the requirements of FAS 115, investment securities may be held in one of three separate portfolios. When the Corporation has the intent and ability to hold a security to maturity, it will be held in the held-to-maturity ("HTM") portfolio. Such securities are recorded at cost, net of amortization of premium and accretion of discount. At December 31, 1993, the book value of the HTM portfolio was $1.7 billion. If and when the Corporation intends to hold a security for an indefinite time period, or intends to use a security to manage the interest rate risk of the balance sheet, those securities will be held in the available-for-sale ("AFS") portfolio. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported in a separate component of equity, net of taxes. At December 31, 1993, the book value of the AFS portfolio was $1.3 billion, approximately $43.6 million above the amortized cost of the portfolio. Lastly, investment securities purchased for very short time horizons with the intent to benefit from changes in market rate or price are held in the trading account. This portfolio is carried at market value which was $53.3 million on December 31, 1993. Changes in the market value of the trading account are recorded in the income statement. Prior to the adoption of FAS 115, investment securities purchased for a shorter time horizon or to manage the interest rate risk of the balance sheet were classified as held-for-possible-sale. This portfolio was carried at the lower of cost or market value.

  The AFS and HTM investment portfolios are comprised of four basic types of securities: U.S. Treasury and U.S. agency securities ("U.S. Treasury and Agency"), mortgage-backed obligations of Federal agencies ("MBS's"), collateralized mortgage obligations ("CMO's"), and obligations of states and political subdivisions ("Municipals"). The book value of other investment securities accounted for only 1.3% of the book value of the total portfolio at December 31, 1993.

  The securities of no single issuer other than the U.S. Government and related agencies exceeded 10% of stockholders' equity at December 31, 1993. Substantially all of the Municipals are rated A or higher by Moody's Investors Service, Inc. and approximately 58% are rated AAA. Investment securities classified as other securities are generally unrated.

  At December 31, 1993, the book value of the total investment portfolio (both AFS and HTM in 1993) was $3.0 billion compared with $2.6 billion at December 31, 1992. The portfolio size increased from 29.8% of total assets at December 31, 1992 to 31.7% at December 31, 1993. This increase in the overall investment portfolio was prompted by continued lackluster lending activity, by weak macro-economic growth and excellent investment opportunities precipitated by the shape of the yield curve.

 Available-for-Sale Investment Portfolio

  The AFS portfolio is managed from a total return perspective. As such, securities will often be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro- and macro-economic climate.

  All of the Corporation's 15-year MBS's, selected CMO's, municipal obligations, adjustable rate MBS's and floating rate CMO's are held in the AFS portfolio. The cash flows of the 15-yr MBS's were deemed too uncertain relative to the current micro- and macro-economic conditions facing the Corporation. They were, therefore, placed in the AFS portfolio. Occasionally, CMO's have been purchased to manage the interest rate risk of the Corporation. Because these CMO's might be sold, they have been placed in the AFS portfolio. The floating rate CMO's and adjustable rate MBS's, though interest rate insensitive, have long average lives that make it less likely that the Corporation will hold them to maturity. Municipals are held in the AFS portfolio because they might be sold in response to a change in the tax position of the Corporation.

  The following table sets forth the amortized cost and book value of the available-for-sale securities owned by the Corporation.

                    Available-for-Sale Investment Portfolio

                                                            DECEMBER 31, 1993
                                                          ---------------------
                                                          AMORTIZED     BOOK
                                                             COST     VALUE(1)
                                                          ---------- ----------
Mortgage-backed obligations of Federal agencies.......... $  900,549 $  914,215
Collateralized mortgage obligations(2)...................    135,083    138,926
Obligations of state and political subdivisions..........    201,062    220,467
Other investment securities..............................     26,574     33,291
                                                          ---------- ----------
    Total................................................ $1,263,268 $1,306,899
                                                          ========== ==========

- --------
(1) The book value of investment securities classified as available-for-sale is equal to fair value.
(2) Issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Corporation included in the amortized cost and book values presented totaled $122.8 million and $126.6 million, respectively.

  At December 31, 1993, the book value of the Corporation's AFS investment portfolio was approximately $43.6 million above the amortized cost of the portfolio. Gross unrealized gains on AFS debt securities of $39.2 million far exceeded gross unrealized losses of $2.3 million at year end. More specifically, the net unrealized gain at December 31, 1993 on MBS's was $13.7 million, on CMO's $3.8 million, and on municipals $19.4 million. Gross unrealized gains on AFS equity securities were $6.7 million at December 31, 1993. On December 31, 1992, the Corporation's entire investment portfolio (prior to AFS/HTM split) had a market value of $62.6 million above its book value.

  The following table shows the maturity distribution of the available-for-sale investment portfolio of the Corporation at December 31, 1993 based upon amortized cost.

              Maturity of Available-for-Sale Investment Portfolio

                                              DECEMBER 31, 1993
                             ---------------------------------------------------
                                             MATURING
                             ----------------------------------------
                                          AFTER     AFTER
                                         ONE YEAR FIVE YEARS
                             IN ONE YEAR THROUGH   THROUGH    AFTER
                               OR LESS   5 YEARS   10 YEARS  10 YEARS   TOTAL
                             ----------- -------- ---------- -------- ----------
                                               (IN THOUSANDS)
Mortgage-backed obligations
 of Federal agencies(1)....   $203,073   $538,591  $158,585  $   300  $  900,549
Collateralized mortgage ob-
 ligations(1)..............     37,967     78,088    19,028      --      135,083
Obligations of state and
 political subdivisions....      6,702     55,640    82,943   55,777     201,062
Other investment securi-
 ties......................     26,574        --        --       --       26,574
                              --------   --------  --------  -------  ----------
    Total..................   $274,316   $672,319  $260,556  $56,077  $1,263,268
                              ========   ========  ========  =======  ==========

- --------
(1) The maturity distribution is based upon a constant prepayment rate of 20% for adjustable rate MBS's and fixed and floating rate CMO's.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1993 based upon amortized cost.

        Available-for-Sale Investment Portfolio (Tax Equivalent Yields)

                                              DECEMBER 31, 1993
                                ----------------------------------------------
                                                MATURING
                                ----------------------------------------
                                             AFTER     AFTER
                                            ONE YEAR FIVE YEARS
                                IN ONE YEAR THROUGH   THROUGH    AFTER
                                  OR LESS   5 YEARS   10 YEARS  10 YEARS TOTAL
                                ----------- -------- ---------- -------- -----
Mortgage-backed obligations of
 Federal agencies(1)...........    6.52%      6.60%     6.50%     5.38%   6.56%
Collateralized mortgage
 obligations(1)................    5.76       5.78      5.81       --     5.78
Obligations of state and
 political subdivisions........    9.57      12.72     11.50     10.99   11.63
Other investment securities....    3.12        --        --        --     3.12
                                   ----      -----     -----     -----   -----
Total..........................    6.16%      7.01%     8.04%    10.96%   7.21%
                                   ====      =====     =====     =====   =====

- --------
(1) Computation of weighted average tax equivalent yields includes $97.9 million of floating rate MBS's and $36.4 million of floating rate CMO's.

 Held-to-Maturity Investment Portfolio

  The HTM portfolio is managed from an interest income perspective. Therefore, security sales and transfers from the HTM portfolio will be very infrequent. Occasionally, the Corporation will "clean up" the portfolio by selling its holdings of MBS's and CMO's that have paid down at least 85% of the purchased principal and are thus too small to efficiently administer. Also, unanticipated changes in tax law or regulatory capital standards could precipitate a sale. Securities could also be sold if there were a deterioration in the financial condition of the issuer of a security, if the security (after it is held one year) is within three months of maturity, or if the Corporation is involved in a major business combination or disposition. Securities will not be sold out of the HTM portfolio in response to changes in loan demand, interest rates, or prepayment speeds. Likewise, the Corporation will not use securities in the HTM portfolio to manage the interest rate risk of the Corporation.

   Treasuries have very stable cash flows, minimum credit risk, and utilize no capital on the margin. They are therefore an excellent offset to the duration of the Corporation's liabilities. MBS balloon securities have relatively stable cash flows due to the balloon structure, utilize only a small amount of capital and also have minimum credit risk. In general, CMO's are bought to offset core liabilities and capital of the Corporation. These CMO's are held in the HTM portfolio. Like MBS balloons, the HTM CMO's have only slightly less stable cash flows than Treasuries with low capital requirements and minimum credit risk. Coupled with a high interest spread over Treasuries, these short-duration, stable CMO's were best suited for the HTM portfolio.

  The following table sets forth the book value of the held-to-maturity securities owned by the Corporation.

                     Held-To-Maturity Investment Portfolio

                                                          DECEMBER 31,
                                                --------------------------------
                                                   1993       1992       1991
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
   U.S. Treasury and U.S. Government agencies.  $  970,554 $  766,888 $  536,746
   Mortgage-backed obligations of Federal
    agencies..................................     211,920  1,039,917    418,227
   Collateralized mortgage obligations(1).....     520,306    590,207    362,563
   Obligations of state and political subdivi-
    sions.....................................         --     207,139    221,060
   Other investment securities................       6,868     30,217     31,869
                                                ---------- ---------- ----------
       Total..................................  $1,709,648 $2,634,368 $1,570,465
                                                ========== ========== ==========

- --------
(1) At December 31, 1993, 1992 and 1991, $450.4 million, $538.6 million and
    $250.9 million of CMO's, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Corporation.

  The following table shows the maturity distribution of the held-to-maturity securities owned by the Corporation:

               Maturity of Held-to-Maturity Investment Portfolio

                                            DECEMBER 31, 1993
                          -----------------------------------------------------
                                           MATURING
                          ------------------------------------------
                                        AFTER      AFTER
                                       ONE YEAR  FIVE YEARS
                          IN ONE YEAR  THROUGH   THROUGH 10  AFTER
                            OR LESS    5 YEARS     YEARS    10 YEARS   TOTAL
                          ----------- ---------- ---------- -------- ----------
                                             (IN THOUSANDS)
U.S. Treasury and U.S.
 Government agencies.....  $174,253   $  795,695  $   606     $--    $  970,554
Mortgage-backed
 obligations of Federal
 agencies(1).............    89,674      104,405   17,841      --       211,920
Collateralized mortgage
 obligations(1)..........   145,799      301,439   73,068      --       520,306
Other investment securi-
 ties....................     6,863            5      --       --         6,868
                           --------   ----------  -------     ----   ----------
    Total................  $416,589   $1,201,544  $91,515     $--    $1,709,648
                           ========   ==========  =======     ====   ==========

- --------
(1) The maturity distribution is based upon constant prepayment rates of 48% for 7 year MBS's, 20% for 15 year MBS's and 20% for CMO's.

  The following table reflects the approximate weighted average tax-equivalent yield (at an assumed Federal tax rate of 35%) on held-to-maturity investment securities at December 31,1993.

                     Held-to-Maturity Investment Portfolio
                            (Tax Equivalent Yields)

                                                    DECEMBER 31, 1993
                                          -------------------------------------
                                                     MATURING
                                          -------------------------------
                                                       AFTER     AFTER
                                                      ONE YEAR FIVE YEARS
                                          IN ONE YEAR THROUGH  THROUGH 10
                                            OR LESS   5 YEARS    YEARS    TOTAL
                                          ----------- -------- ---------- -----
U.S. Treasury and U.S. Government agen-
 cies....................................    6.17%      5.74%     7.17%   5.81%
Mortgage-backed obligations of Federal
 agencies................................    6.83       6.67%     5.81%   6.67
Collateralized mortgage obligations......    6.36       6.36%     6.37%   6.36
Other investment securities..............    5.71       5.50%      --     5.71
                                             ----       ----      ----    ----
    Total................................    6.37%      5.98%     6.27%   6.09%
                                             ====       ====      ====    ====

  At December 31, 1993, the market value of the Corporation's HTM investment portfolio was approximately $21.8 million above the amortized cost (book value) of the portfolio. Gross unrealized gains on HTM debt securities of $24.6 million far exceeded gross unrealized losses of $2.8 million at year end. More specifically, the net unrealized gain at December 31, 1993 on Treasuries was $18.5 million, on MBS's $2.8 million, and on CMO's $477,000.

 Investment Securities Sales

  Proceeds from the sale of investment securities during 1993 amounted to $711.1 million resulting in pretax gains of $19.9 million. This compares to realized gains of $6.2 million on $470.0 million of sales in 1992 and gains of $15.4 million on $526.8 million of security sales in 1991.

  In March and April of 1993, high coupon MBS's totaling approximately $280.8 million were sold from the held-for-possible-sale portfolio generating gains of $14.9 million. In May and June of 1993, an additional $408.7 million in Treasury notes were sold from the held-for-possible-sale portfolio generating gains of $4.2 million. High coupon MBS's were sold to manage prepayment risk and Treasuries were sold to manage the duration risk of the portfolio.

  The proceeds from the sale of these securities were used to purchase lower coupon mortgage-backed securities, shorter duration MBS balloons, shorter duration Treasuries, adjustable-rate mortgage pass-thrus, and short duration, stable, CMO's with more certain cash flows.

  There were no material sales of securities held in the HTM portfolio in 1993.

CREDIT RISK MANAGEMENT

  Credit approval policies for the Corporation are designed to provide an effective and timely response to loan requests and to ensure the maintenance of a sound loan portfolio. The Corporation manages credit risk and the credit approval process by adhering to written policies which generally specify underwriting standards by industry and in some cases limit credit exposure by industry, country or product type. All such policies are reviewed and approved annually by the Board of Directors.

  The Banks each establish individual loan authority levels based on the specific job responsibilities of their officers. The Banks also have loan committees which approve credit exposure above individual loan authorities. Larger credit exposures are reviewed by executive committees appointed by the Boards of Directors of the Banks.

  The Loan Review function, which reports independently to the Board of Directors' Audit Committee, annually reviews all lending units in the Corporation. It also maintains a continuous review of the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, to provide executive management with an independent and objective evaluation of the quality of the portfolio, and to assist the Board of Directors in evaluating the adequacy of the allowance for credit losses. The internal review function is further enhanced through examinations by independent auditors and regulators.

LOAN PORTFOLIO

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       Composition of the Loan Portfolio

                                                             DECEMBER 31,
                         ----------------------------------------------------------------------------------------
                               1993              1992              1991              1990              1989
                         ----------------  ----------------  ----------------  ----------------  ----------------
                           AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Commercial.............. $1,626,080  31.3% $1,748,910  33.7% $1,848,044  32.7% $1,626,484  32.5% $1,581,268  31.1%
Real estate, construc-
 tion...................    284,008   5.5     327,134   6.3     375,776   6.6     365,139   7.3     371,746   7.3
Real estate, mortgage:
 Residential............    497,543   9.6     382,171   7.4     549,334   9.7     522,529  10.4     597,407  11.8
 Commercial.............    957,568  18.4     912,085  17.6     901,866  15.9     657,662  13.2     585,236  11.5
Retail..................    885,117  17.0     940,728  18.1   1,028,742  18.2     930,220  18.6     989,750  19.5
Bankcard................    527,657  10.1     494,851   9.5     566,712  10.0     507,591  10.2     588,616  11.6
Leases receivable.......    211,821   4.1     206,346   4.0     212,792   3.8     199,447   4.0     174,304   3.4
Foreign:
 Commercial and indus-
  trial.................    186,492   3.6     151,036   2.9     128,873   2.3     103,336   2.1     100,372   1.9
 Banks and financial
  institutions..........      1,780   --           30   --          --    --        8,904    .2       8,362    .2
 Governments and
  official institutions.     19,655   0.4      24,321    .5      44,485    .8      77,346   1.5      85,374   1.7
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........ $5,197,721 100.0% $5,187,612 100.0% $5,656,624 100.0% $4,998,658 100.0% $5,082,435 100.0%
                         ========== =====  ========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loans of the Corporation at December 31, 1993. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          Contractual Loan Maturities

                                               DECEMBER 31, 1993
                         -------------------------------------------------------------
                                              MATURING
                         --------------------------------------------------
                                       AFTER ONE YEAR
                                       THROUGH 5 YEARS      AFTER 5 YEARS
                                    --------------------- -----------------
                           IN ONE     FIXED     VARIABLE   FIXED   VARIABLE
                            YEAR     INTEREST   INTEREST  INTEREST INTEREST
                         OR LESS(1)   RATES     RATES(2)   RATES   RATES(2)   TOTAL
                         ---------- ---------- ---------- -------- -------- ----------
                                                (IN THOUSANDS)
Commercial.............. $  814,317 $  140,685 $  431,734 $ 20,373 $218,971 $1,626,080
Real estate, construc-
 tion...................    180,690     46,370     41,105    4,096   11,747    284,008
Real estate, mortgage:
  Residential...........    106,169     90,935    152,346   51,916   96,177    497,543
  Commercial............    249,968    325,589    214,209   64,966  102,836    957,568
Retail..................    287,304    226,600    161,713   15,460  194,040    885,117
Bankcard................    250,746    140,487    105,981   17,351   13,092    527,657
Leases receivable.......     28,385     68,353        --   115,083      --     211,821
Foreign.................     90,111      4,968     96,490      --    16,358    207,927
                         ---------- ---------- ---------- -------- -------- ----------
Total loans............. $2,007,690 $1,043,987 $1,203,578 $289,245 $653,221 $5,197,721
                         ========== ========== ========== ======== ======== ==========

- --------
(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rate loans generally fluctuate according to a formula based on prime rate.

COMMERCIAL LOANS

  Commercial loans represent 31.3% of the Corporation's total loans and leases at December 31, 1993 and include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The commercial loan portfolio is segregated by market sector as well as geographic regions. The primary segmentation divides the commercial loan portfolio into three market sectors, Multinational, Middle Market and Small Business.

  The organizational components of the Multinational Group (46.7% of total outstandings) are, the National Division calling on large Fortune 500 companies often with a significant presence in the Maryland marketplace, the Maryland Division which services similar sized companies headquartered in Maryland and its contiguous states, and the Financial Institutions Division which calls on financial intermediaries within Maryland and throughout the country. In addition, the Multinational Group includes several specialized lending functions, the most significant of which are Healthcare, Communications, Transportation, Commercial Leasing and Asset Based lending.

  The Corporation's Middle Market customers (approximately 40.3% of outstandings) are generally those in the Maryland marketplace with sales volumes of $5 to $100 million, while the Corporation's Small Business customers (13.0% of outstandings) have sales volumes of less than $5 million. Both Middle Market and Small Business lending activities are directed through the Corporation's regional structure and utilize the Corporation's market presence and branch organization to develop market opportunities. Middle Market and Small Business lending deals with the full range of business organizations and employs other specialized lending groups within the Corporation as needed.

  The majority of the Corporation's commercial lending is in the Maryland market, with 65.1% of the Corporation's commercial loans made in the Maryland marketplace.

  The Corporation's commercial loan portfolio decreased $122.8 million or 7.0% from December 31,1992 to December 31,1993. General economic uncertainty plagued many of the Corporation's market sectors, and business owners remained cautious. As economic stagnation continued in 1993, the Corporation saw very little capital expansion planned by customers.

  In addition to monitoring exposure based on market segment, the Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors.

             Loan Portfolio Distribution by Industry Classification

                                                        DECEMBER 31, 1993
                                                 -------------------------------
                                                 OUTSTANDING  UNFUNDED   TOTAL
                                                   BALANCE   COMMITMENT EXPOSURE
                                                 ----------- ---------- --------
Communications Industries:
  Cable.........................................  $125,207     $39,739  $164,946
  Wireless......................................    89,738      17,986   107,724
  Publishing & Newspapers.......................    52,954      49,177   102,131
  Broadcast.....................................    17,623       1,963    19,586
                                                  --------    --------  --------
                                                  $285,522    $108,865  $394,387
                                                  --------    --------  --------
Healthcare(1)...................................  $220,492    $ 50,900  $271,392
Transportation(2)...............................  $273,685    $ 42,949  $316,634

- --------
(1) Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans
(2) Includes loans and leases for vessel, commercial aircraft and railroad equipment financing

  The loans in the Communications portfolio are to companies and systems located throughout the United States. The Communications Industry group is broken down into four distinctly independent industries. Cable television represents 43.9% of total outstanding with Wireless representing 31.4%, Publishing and Newspapers, 18.5% and Broadcasting, 6.2%. With the exception of Wireless, these are mature industries with most loans representing the purchase and/or expansion of existing companies and systems. Wireless is a rapidly emerging industry with many of the loans representing the establishment of relatively new systems. Most of the loans to the Communications Industries are multibank facilities.

COMMERCIAL REAL ESTATE

  The Corporation's commercial real estate outstandings were $1.2 billion at December 31, 1993, representing 23.9% of total loans, an increase of $2.4 million from December 31, 1992. While the absolute levels of the portfolio outstandings did not change appreciably, the product mix continued to shift to a greater concentration in commercial mortgages. This change is attributed to completed construction properties converting to permanent commercial mortgages as well as the scarcity of viable new construction business.

  The Corporation's commercial real estate loan portfolio represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties. Commercial real estate would include the loan categories presented in the following table.

                      Commercial Real Estate Outstandings

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Real estate, construction................................ $  284,008 $  327,134
Real estate, commercial mortgages........................    957,568    912,085
                                                          ---------- ----------
  Total.................................................. $1,241,576 $1,239,219
                                                          ========== ==========

  The commercial real estate portfolio is well diversified by project type and geographic location as illustrated in the following two tables. At December 31, 1993, office buildings comprised the largest portion of the commercial real estate portfolio representing 26.9% of total loans outstanding and other real estate owned. Industrial warehouse and other commercial properties at 16.2% and retail properties at 14.3% also comprise a significant portion of the commercial real estate portfolio.

      Loans Secured by Real Estate and Other Assets Owned by Property Type

                                              DECEMBER 31, 1993
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------                  OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Office buildings...........    $ 99,297     $234,715      $ 3,382      $ 5,071
Industrial warehouse and
 other commercial proper-
 ties......................      35,661      169,174        4,950          --
Retail.....................      57,885      122,057        9,935          --
Hospitals/nursing home med-
 ical centers..............         992       99,834        7,343          --
Hotels/motels..............         --        70,570       10,819        5,000
Commercial land............      55,901           22        1,600        6,476
Churches, restaurants and
 other special purpose
 properties................       7,461       69,857        3,097          117
Apartments.................       1,109       46,600          585          --
Mixed use..................          99       37,901          437          --
Residential land...........      14,527          216        3,887        2,316
Other land-farm recre-
 ational facilities........         --        10,621        1,522          --
Residential properties held
 for resale................         --        11,055          --           --
Miscellaneous..............      11,076       84,946          773           41
                               --------     --------      -------      -------
    Total..................    $284,008     $957,568      $48,330      $19,021
                               ========     ========      =======      =======

  As the following table indicates, 64.8% of the aggregate commercial real estate portfolio at December 31, 1993, was secured by properties in Maryland, 15.3% in Pennsylvania, and 6.5% in Virginia. Consistent with the Corporation's strategy to lend on real estate in its primary markets, only 7.7% of the Corporation's commercial real estate was secured by properties outside the Mid-Atlantic marketplace.

    Loans Secured by Real Estate and Other Assets Owned by Geographic Region

                                              DECEMBER 31, 1993
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------                  OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Maryland....................   $212,954     $595,421      $26,549      $ 8,266
Pennsylvania................     13,431      175,987       13,044        3,157
Virginia....................     33,323       45,987        5,821        2,594
Washington, D.C. ...........        --        34,650        2,899        5,004
Florida.....................     12,159       21,241          --           --
New Jersey..................     11,931        7,352          --           --
Delaware....................        --        13,381           17          --
All other...................        210       63,549          --           --
                               --------     --------      -------      -------
    Total...................   $284,008     $957,568      $48,330      $19,021
                               ========     ========      =======      =======

  The real estate downturn in the Mid-Atlantic marketplace put severe pressure on the portfolio during the past 3 1/2 years. It would appear, however, that market conditions began to improve in the second half of 1993 and that gradual improvement can be expected going forward in particular property types and sub-markets.

  The Corporation's commercial real estate portfolio quality has exhibited marked improvement throughout 1993. The commencement of stabilization in the marketplace along with the workout efforts and restructuring of 1991-1992 helped to produce 1993's positive results. At the same time, new high quality loans were recorded. Non-accrual loans declined 38.1% to $48.3 million and owned real estate was reduced by 14.7% to $19.0 million. See Nonperforming Assets section for further discussion.

REAL ESTATE, CONSTRUCTION

  The Corporation's construction lending portfolio decreased $43.1 million in 1993, reflecting the continued unfavorable markets for new development and portfolio adjustments to move completed projects into permanent financing. Lenders and developers continue their retrenchment as the unfavorable economic climate has remained. There is minimal real estate construction growth forecasted for the near term, although the Corporation continues to solicit the few high quality loan opportunities available in the marketplace to offset the expected continuing run-off.

  Real estate construction outstandings include land acquisition and development loans, and building construction loans. The most recent assessment of real estate construction outstandings indicated that 90% of construction loan projects were at least "shell complete" (the building is essentially complete except for tenant specific interior improvements on unleased space) and approximately 92% of land loan projects were fully developed. As a result, at December 31, 1993, there was minimal building and land construction risk associated with the Corporation's real estate construction outstandings. Leasing risk within the portfolio is also modest as buildings are on average 91% leased or preleased.

REAL ESTATE MORTGAGE, COMMERCIAL

  The Corporation's commercial mortgage portfolio increased $45.5 million in 1993, reflecting the transfer of completed projects into permanent financing and the ability of the Corporation to record selective new loans. Approximately $394.6 million (41.2%) of the outstandings are owner-occupied, for which repayment is primarily dependent on the operation of the owners' businesses. The Corporation intends to continue to actively solicit this business to support its emphasis as a relationship lender for regional companies. The remaining $563.0 million are investment property mortgages which are generally dependent on the operation, sale, or refinancing of the collateral. With new construction activity diminished, the Corporation will continue to selectively provide acquisition and refinancing loans.

REAL ESTATE MORTGAGE, RESIDENTIAL

  The Corporation originates residential mortgage loans primarily for sale in the secondary market. New residential mortgage loan originations are primarily financed through the Corporation's mortgage banking subsidiary, First National Mortgage Corporation, and are limited to Maryland, Washington, D.C., Virginia, Delaware, Pennsylvania and West Virginia. This market has generally shown growth in per capita income, a relatively low unemployment rate, a diversified and stable economic base and, despite recent local economic weakness, charge-offs have been negligible. Substantially all loans originated by the mortgage banking subsidiary are classified as loans held-for-sale on the consolidated statements of condition of the Corporation. New originations retained for the Corporation's residential real estate mortgage portfolio consist primarily of low-income housing, non-convertible Jumbo ARMS and residential construction loans. Residential mortgages retained in the portfolio at December 31, 1993 increased $115.4 million from December 31, 1992 primarily as a result of the success of the non-convertible Jumbo ARM product.

RETAIL

  The Corporation provides a wide range of retail loan products including installment and other personal loans, home improvement loans, home equity loans, automobile and other personal property consumer financings. The recent economic recession created higher unemployment, which combined with higher levels of personal debt, put consumers under increasing pressure to meet their obligations. These pressures have resulted in rising rates of personal bankruptcies and consumer loan defaults. Despite these negative trends, the Corporation's delinquency and net charge-off experience with retail loan products has been generally better than industry averages due to stricter underwriting standards and collection procedures.

  When compared to December 31, 1992, retail loans at December 31, 1993 decreased $55.6 million. This decrease is largely due to the sale of $57.3 million in manufactured housing receivables in the fourth quarter of 1993 and the Corporation's decision to phase out indirect automobile and boat lending. Retail loan demand is currently weak and is not expected to improve in the short term.

BANKCARD

  The Corporation through its subsidiary, First Omni, offers both VISA(R) and MasterCard(R). Outstanding bankcard receivables increased to $527.7 million at December 31, 1993 from $494.9 million at December 31, 1992 largely due to direct solicitation efforts in 1993. First Omni will continue to increase the portfolio by increasing the level of direct solicitation efforts and by pursuing the purchase of small portfolios as opportunities arise. All delinquent bankcard accounts are charged off when they reach 180 days past due. Also, all accounts held by account holders who become deceased or file bankruptcy are charged off the month that advice of death or bankruptcy is received.

LEASES RECEIVABLE

  Leases receivable include retail automobile, small equipment and general equipment leasing portfolios. Leases receivable increased to $211.8 million at December 31, 1993 from $206.3 million at December 31, 1992. The general equipment leasing portfolio represents approximately 84.3% of total lease receivables with an emphasis on transportation equipment. The primary market for direct sales calling efforts on customers and targeted prospects is the Mid-Atlantic region. Other regions comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes banks, as well as non-bank, independent and captive finance and leasing companies and income funds.

FOREIGN

  Loans to foreign banks increased $1.8 million during 1993. This increase was due to refinancing of Letters of Credit in the Latin American portfolio.

  Foreign commercial and industrial loans were $186.5 million at December 31, 1993, an increase of $35.5 million when compared to December 31, 1992. Commercial and industrial loan exposure consists of maritime industry exposure (76%), non-maritime Latin American (21%) and European (3%) exposure. The maritime portfolio is widely diversified, both geographically and by asset type and is secured by first mortgages/liens. All of the $19.7 million in government and official institution exposure was in Latin America. Government and official institutions are central, state, provincial and local governments in foreign countries and their ministries, departments and agencies.

  The economies of virtually all Latin American countries where the Corporation has exposure continued to evidence a steady trend of improvement in 1993. Lower inflation, improving trade balances, and healthy reserve positions to fund trade deficits characterized most of those economies where the Corporation has exposure. Latin American outstandings continue to represent a higher level of risk than other foreign obligations and are identified as the only foreign obligations where balance of payment uncertainties and/or liquidity pressures might adversely impact the timely repayment of debt.

  Most of the Corporation's Latin American exposure lies in Mexico where economic indicators demonstrated continued improvement. The bulk of the Mexican exposure is tied to trade facilities extended to key private sector multinationals. Lower inflation, a stable currency, a balanced federal budget, the passage of NAFTA, and continued inflow of foreign funds for both direct and portfolio investment are positive trends mitigated only by the country's continuing trade deficit. The latter is tied largely to capital and intermediate goods imports to finance the modernization of the private sector economy and is believed to be manageable.

ASSET QUALITY

 Economic Environment

  The economic recession and deteriorating conditions in the commercial real estate market that were prevalent in most of the United States during the past several years had an adverse effect on the Corporation's primary markets in the period 1990 through 1992. These conditions, combined with increased regulatory scrutiny of financial institutions, created a less stable economic and regulatory environment for all financial institutions.

  More recently, however, generally improving economic and market conditions have contributed to a reduction in the financial difficulties faced by some of the Corporation's borrowers. Although further deterioration in the commercial real estate and real estate construction markets is possible without a more pronounced pick up in the pace of the economy in Maryland and adjacent states, the most severe problems appear to be receding. The Corporation anticipates modest near term improvement in general economic conditions, and expects that these trends, and their effect on asset quality, will be positive in 1994.

NONPERFORMING ASSETS

  Nonperforming assets totaled $135.4 million at December 31, 1993, a decrease of $64.3 million (32.2%) when compared to $199.7 million in nonperforming assets at December 31, 1992. The decrease in nonperforming assets was due to a combination of factors. Among the most significant factors were a slow down in the number of new nonaccrual loans, pay downs, other real estate owned sales, loans reclassified to accrual status and charge-offs. The loans reclassified to accrual status included loans reclassified through the troubled debt restructuring process as well as through the process discussed in the following paragraph. At this time, the Corporation does not anticipate significant new nonaccruals in 1994, and expects that the overall level of nonperforming assets will continue to decline.

  Loans are placed on nonaccrual status when interest or principal has been in default for 90 days or more, and the loan is not both well secured and in the process of collection; payment in full of interest or principal is not expected; or the loan is on a cash basis because of deterioration in the financial position of the borrower. A loan remains on nonaccrual status until it is either current as to payment of principal or interest with the borrower demonstrating the ability to pay and remain current, or it meets revised regulatory guidance on returning to accrual status even though the loan has not been brought fully current. Under these circumstances two criteria must be met:
(1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

  Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Nonaccrual loans would not be included in troubled debt restructurings.

  Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair market value minus estimated costs to sell.

  Consistent with regulatory guidance on the reporting of in-substance foreclosures and the recently issued (but not yet adopted) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation no longer reports loans as in-substance foreclosures unless the Corporation has possession of the collateral. For collateral dependent real estate loans where the Corporation has not taken title, loss recognition through a charge to the allowance for credit losses is based on the fair value (as defined in paragraph 13 of FAS 15) of the collateral if foreclosure is probable with the loan remaining in the loan category.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

                              Nonperforming Assets

                                          DECEMBER 31,
                           -----------------------------------------------
                             1993      1992      1991      1990     1989
                           --------  --------  --------  --------  -------
                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans
Domestic:
  Commercial(1)..........  $ 47,521  $ 71,538  $ 71,220  $ 35,108  $16,505
  Real estate, construc-
   tion..................     5,787    17,917    25,958    17,036      --
  Real estate mortgage,
   commercial(2).........    44,853    64,757    37,803    31,266       17
  Real estate mortgage,
   residential...........     5,381     6,351     8,409       566      411
  Leases receivable......       863     1,174       282       --       --
Foreign..................     3,800    10,487    10,174    12,513   17,264
                           --------  --------  --------  --------  -------
    Total nonaccrual
     loans...............   108,205   172,224   153,846    96,489   34,197
Restructured loans ......     4,692     4,515     2,601       --       --
Other assets owned:
  Other real estate......    26,427    30,993    43,610    25,053      648
  Valuation reserves.....    (4,412)   (9,195)   (7,713)   (4,250)     --
  Other assets...........       510     1,210     5,644     3,199    1,989
                           --------  --------  --------  --------  -------
    Total other assets
     owned...............    22,525    23,008    41,541    24,002    2,637
                           --------  --------  --------  --------  -------
Total nonperforming as-
 sets....................  $135,422  $199,747  $197,988  $120,491  $36,834
                           ========  ========  ========  ========  =======
Nonperforming assets as a
 % of total loans, net of
 unearned income plus
 other foreclosed assets
 owned...................      2.59%     3.83%     3.47%     2.40%    0.72%
                           ========  ========  ========  ========  =======
Accruing loans contractu-
 ally past due 90 days or
 more as to principal or
 interest:
  Domestic...............  $ 17,172  $ 19,231  $ 25,796  $ 26,908  $23,253
  Foreign................       --        --      3,800       --     1,715
                           --------  --------  --------  --------  -------
    Total................  $ 17,172  $ 19,231  $ 29,596  $ 26,908  $24,968
                           ========  ========  ========  ========  =======

- --------
(1) Includes $1,793,000 in commercial loans classified as held-for-sale at December 31, 1993.
(2) Includes $2,308,000 in commercial mortgages classified as held-for-sale at December 31, 1993.

  The following table details the gross interest income that would have been received during the year ended December 31, 1993 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                YEAR ENDED DECEMBER 31, 1993
                                                ------------------------------
                                                   DOMESTIC         FOREIGN
                                                    LOANS            LOANS
                                                ---------------  -------------
                                                       (IN THOUSANDS)
Gross interest income that would have been re-
 corded had loans been current in accordance
 with original terms...........................  $         7,948  $         245
Interest income actually recorded..............            1,811            219

  At December 31, 1993, the Corporation was monitoring loans totaling $30.9 million not classified as nonaccrual, restructured or past due loans. These loans demonstrate characteristics which may result in classification as such in the future. There were no other interest bearing assets, other than loans, at December 31, 1993 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

  The allowance for credit losses (the "Allowance") is created by direct charges against income (provision for credit losses). The amount of the Allowance equals the cumulative total of the provisions made from time to time, reduced by credit charge-offs, and increased by recoveries of credits previously charged off. In addition, the Allowance will increase by the allowance for credit losses of portfolios acquired and will be reduced by the allowance for credit losses associated with portfolios sold.

  It is the policy of the Corporation to comply fully with OCC Banking Circular 201 (Revised) and the supplementary Interagency Policy Statement on the Allowance for Loan and Lease Losses released December 21, 1993. The Corporation maintains an Allowance sufficient to absorb all estimated inherent losses in the loan and lease portfolio. Inherent losses are losses that meet the criteria in Statement of Financial Accounting Standards No. 5 for recognition of charges to income. This requires the determination that it is probable that an asset has been impaired.

  All outstanding loans, leases and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. In addition, a provision for inherent losses arising from off-balance sheet commitments such as standby letters of credit are included in the Allowance. The Allowance does not provide for inherent losses stemming from uncollectible interest because Corporation policy requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

  All loans classified doubtful and all nonaccrual loans classified substandard are analyzed individually to determine specific reserves. All other loans and leases are segmented into pools based on their risk ratings. Reserve allocation for these pools is based upon historical loss experience. The methodologies used for determining historical loss rate factors include actual loss experience over a period of years, loss migration analysis, or a combination of the two. In addition, the historical loss percentage for each pool is adjusted to reflect current conditions. Among the factors considered are the levels and trends in delinquencies and nonaccruals; trends in volumes and terms of loans; effects of any changes in lending policies and procedures; the experience, ability and depth of the lending management and staff; national and local economic trends and conditions; and concentrations of credit.

  The Corporation's Loan Review Group reports independently to the Board of Directors' Audit Committee. This unit's responsibility is to maintain a continuous review of the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, to provide executive management with an independent and objective evaluation of the quality of the portfolio and to assist the Board of Directors in evaluating the adequacy of the Allowance. In the retail loan and residential loan areas, this review is conducted primarily by a retail loan review staff which monitors performance trends. Formal reviews are supported by management information systems which are designed to identify accounts which deviate from established lending policies. In other lending areas, a team of loan review officers systematically inspects the credit files to identify potential credit problems.

  The review process as detailed above is used by the Corporation in forming its conclusion that the Allowance is adequate at December 31, 1993.

  The following table details certain information relating to the Allowance and credit losses of the Corporation for the five years ended December 31, 1993. See also Note 7 of the Notes to Consolidated Financial Statements of the Corporation.

                  Analysis of the Allowance for Credit Losses

                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Allowance at beginning
 of year................  $  201,451  $  205,397  $  155,089  $  117,222  $  103,018
Provision for credit
 losses.................      45,291      58,126      69,496      97,191      36,726
Losses charged off:
  Commercial loans......      10,580      14,082       4,329       6,921         796
  Real estate loans,
   construction.........       1,079       3,692       2,968       7,761         --
  Real estate loans,
   mortgage:
   Residential..........         467         150          54          72         --
   Commercial...........       9,723       8,100       2,704      12,463         820
  Retail loans..........       6,005       6,569       6,616       6,492       7,886
  Bankcard receivables..      25,360      30,219      33,169      26,674      23,075
  Leases receivable.....         516         919         650         607         695
  Foreign loans.........       2,561       6,360      12,359       4,875       4,339
                          ----------  ----------  ----------  ----------  ----------
    Total losses charged
     off................      56,291      70,091      62,849      65,865      37,611
                          ----------  ----------  ----------  ----------  ----------
Recoveries of losses
 previously charged off:
  Commercial loans......       1,108         393       3,661       2,236       2,636
  Real estate loans,
   construction.........          37          35          21         --          --
  Real estate loans,
   mortgage:
   Residential..........          16          56         --          --            4
   Commercial...........         129         348         222          39         219
  Retail loans..........       2,573       2,526       1,322       1,485       2,734
  Bankcard receivables..       4,696       4,574       3,934       4,058       3,838
  Leases receivable.....         331         367         196         329         178
  Foreign loans.........       4,924       1,047         411         381       3,828
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....      13,814       9,346       9,767       8,528      13,437
                          ----------  ----------  ----------  ----------  ----------
Net losses charged off..      42,477      60,745      53,082      57,337      24,174
Allowance of loans ac-
 quired or (sold).......      (4,259)     (1,327)     33,894      (1,987)      1,652
                          ----------  ----------  ----------  ----------  ----------
Total allowance at end
 of year................  $  200,006  $  201,451  $  205,397  $  155,089  $  117,222
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 average unearned in-
 come...................  $5,099,293  $5,293,930  $4,832,877  $5,312,898  $4,742,900
                          ==========  ==========  ==========  ==========  ==========
Year end loans, net of
 unearned income........  $5,197,721  $5,187,612  $5,656,624  $4,998,658  $5,082,435
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to aver-
 age loans, net of aver-
 age unearned income....        0.83%       1.15%       1.10%       1.08%       0.51%
Allowance as a percent-
 age of year end loans,
 net of unearned income.        3.85        3.88        3.63        3.10        2.31
Allowance as a
 percentage of
 non-performing loans...      177.16      113.98      131.29      160.73      342.78

  The following table provides an allocation of the Allowance to the respective loan classifications. The Corporation does not believe that the Allowance can be fragmented by category with any precision. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the

Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1993 is available to absorb losses occurring in any category of loans.

                 Allocation of the Allowance for Credit Losses

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1993     1992     1991     1990     1989
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Commercial loans................... $ 32,453 $ 39,544 $ 60,445 $ 31,862 $ 13,573
Real estate loans, construction....    9,376   19,150   16,092   11,756    4,320
Real estate loans, mortgage:
  Residential .....................    1,087      546      943      639      597
  Commercial.......................   39,845   41,090   23,200    9,155      884
Retail loans.......................    6,266    7,026   11,072    8,618   10,600
Bankcard receivables...............   35,950   37,420   35,004   24,160   21,100
Leases receivable..................    3,304    3,970    2,290      448      181
Foreign loans......................    9,322   14,045   24,329   47,726   54,733
Unallocated........................   62,403   38,660   32,022   20,725   11,234
                                    -------- -------- -------- -------- --------
    Total Allowance................ $200,006 $201,451 $205,397 $155,089 $117,222
                                    ======== ======== ======== ======== ========

DEPOSITS

  The table below provides information on the average amount of and rates paid on the deposit categories indicated for the years ended December 31, 1993, 1992 and 1991. The aggregated amount of foreign deposits did not exceed 10% of average total deposits. The majority of deposits in the foreign banking office were in amounts in excess of $100,000.

                    Average Deposits and Average Rates Paid

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1993             1992             1991
                             ---------------- ---------------- ----------------
                             AVERAGE  AVERAGE AVERAGE  AVERAGE AVERAGE  AVERAGE
                             BALANCES  RATES  BALANCES  RATES  BALANCES  RATES
                             -------- ------- -------- ------- -------- -------
                                           (DOLLARS IN MILLIONS)
Deposits in domestic of-
 fices:
  Noninterest bearing de-
   mand..................... $1,771.0   -- %  $1,561.4   -- %  $1,235.8   -- %
                             --------         --------         --------
  Interest bearing demand...    535.5   2.5      467.2   3.2      287.3   5.0
  Money market accounts.....  1,433.1   3.0    1,529.5   3.5    1,235.8   5.5
  Savings...................  1,017.0   2.9      840.1   3.6      570.2   5.2
  Other consumer time.......  1,480.3   4.3    1,735.4   5.3    1,480.0   7.2
  Large denomination time...    342.8   5.4      553.0   6.1      818.0   7.3
Deposits in foreign banking
 office.....................     72.1   3.7       77.8   3.9      161.0   6.9
                             --------   ---   --------   ---   --------   ---
    Total interest bearing
     deposits...............  4,880.8   3.5    5,203.0   4.4    4,552.3   6.4
                             --------         --------         --------
Total deposits.............. $6,651.8         $6,764.4         $5,788.1
                             ========         ========         ========
Total core deposits......... $6,236.9         $6,133.6         $4,809.1
                             ========         ========         ========

  The following table details the maturity of domestic deposits of $100,000 or more on December 31, 1993.

  Maturity Distribution of Certificates of Deposit and Other Time Deposits in
                          Amounts of $100,000 or More

                                                  DECEMBER 31, 1993
                                       ----------------------------------------
                                         CERTIFICATES      OTHER TIME
                                         OF DEPOSIT,       DEPOSITS,
                                       $100,000 OR MORE $100,000 OR MORE TOTAL
                                       ---------------- ---------------- ------
                                                    (IN MILLIONS)
Within three months...................      $ 97.1           $ 0.8       $ 97.9
After three months but within six
 months...............................        32.6             --          32.6
After six months but within twelve
 months...............................        74.7             --          74.7
After twelve months...................       145.8            21.2        167.0
                                            ------           -----       ------
    Total.............................      $350.2           $22.0       $372.2
                                            ======           =====       ======

SHORT-TERM BORROWINGS

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to fund loan demand of other subsidiaries of the Corporation, liquidity needs can be met in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources over the three years ended December 31, 1993.

                             Short-term Borrowings

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Federal funds purchased:
  End of year outstandings........................ $345,676  $309,350  $212,429
  Highest month-end balance.......................  460,933   472,203   336,838
  Average balance.................................  451,042   344,336   308,054
  Average rate of interest:
   At end of year.................................     3.03%     2.41%     3.73%
   During year....................................     3.05      3.40      5.41
Repurchase agreements:
  End of year outstandings........................  402,590  $270,163  $345,199
  Highest month-end balance.......................  720,542   590,725   493,845
  Average balance.................................  444,378   391,221   343,389
  Average rate of interest:
   At end of year.................................     2.35%     2.65%     3.82%
   During year....................................     2.33      2.87      5.35
Master demand notes of the Corporation:
  End of year outstandings........................  463,645  $388,958  $381,588
  Highest month-end balance.......................  463,645   408,862   390,310
  Average balance.................................  424,181   389,156   363,852
  Average rate of interest:
   At end of year.................................     2.85%     2.85%     3.75%
   During year....................................     2.86      3.28      5.56
Other borrowed funds, short-term:
  End of year outstandings........................ $181,724  $ 12,593  $105,331
  Highest month-end balance.......................  439,474   282,348   334,885
  Average balance.................................  309,645   155,193   117,114
  Average rate of interest:
   At end of year.................................     3.37%     4.02%     4.89%
   During year....................................     3.02      3.56      6.54

  Short-term borrowings include master demand notes of the Corporation. This product is an unsecured obligation of the Corporation which was developed to meet the overnight investment needs of the Corporation's cash management customers. Under the masternote program, investable customer balances are swept daily into demand notes. The proceeds of these notes are used to provide short-term funding to the Corporation's nonbank subsidiaries with any excess funds invested in short-term liquid assets. Outstanding master demand note balances are determined by the investable balances of the Corporation's sweep account customers.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

  The following table shows the changes in the Corporation's stockholders' equity for the years ended December 31, 1993, 1992 and 1991.

                        Changes in Stockholders' Equity

                                                        DECEMBER 31,
                                               -----------------------------
                                                 1993      1992      1991
                                               --------  --------  ---------
                                                     (IN THOUSANDS)
Balance, beginning of year as previously
 reported....................................  $699,362  $606,779  $525,037
Adjustment for the cumulative effect on prior
 years of applying retroactively the new
 method of accounting for income taxes.......    (5,204)   (5,204)   (5,204)
                                               --------  --------  --------
Balance, beginning of year as adjusted.......   694,158   601,575   519,833
Net income...................................   113,868    92,473    75,056
Issuance of preferred stock..................   144,803       --        --
Dividends declared on preferred stock........    (1,575)      --        --
Net cost not yet recognized as periodic
 pension expense.............................    (1,073)      110       240
Adjustment of the valuation allowance on
 marketable equity securities................       --        --      6,446
Unrealized gains on investment securities
 available-for-sale, net of tax..............    26,613       --        --
                                               --------  --------  --------
Balance, end of year.........................  $976,794  $694,158  $601,575
                                               ========  ========  ========

  The Corporation's stockholders' equity was $976.8 million at December 31, 1993 compared to $694.2 million at December 31, 1992. The $282.6 million (40.7%) increase in stockholders' equity is primarily due to $113.9 million of net income in 1993 and the issuance of 6,000,000 shares of noncumulative preferred stock in December of 1993. Preferred stock was issued to the public at a price of $150 million with total proceeds to the Corporation of $144.8 million after deducting underwriting discounts and other issuance costs. In addition, stockholders' equity increased $26.6 million in 1993 due to net unrealized gains on investment securities available-for-sale resulting from the implementation of FAS 115 on December 31, 1993. The primary source of growth in stockholder's equity in 1992 and 1991 was the net income of the Corporation. Stockholders' equity has been restated for all years presented to reflect the cumulative effect on prior years of retroactively applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Corporation's regulatory capital and regulatory capital ratios presented in the following table have also been restated to reflect this change.

  The following table details the Corporation's capital components and ratios at December 31, 1993, 1992 and 1991 based upon the capital requirements of regulatory agencies discussed under "Business--Supervision and Regulation." Tier 1 and total capital increased $256.3 million and $256.9 million, respectively, when December 31, 1993 is compared to December 31, 1992 due to $113.9 million in net income in 1993 and the issuance of preferred stock in 1993. Significant transactions affecting regulatory capital in 1992 included the issuance of $100 million in qualifying long-term debt in May of 1992 and the call of $50 million in long-term debt in April of 1992.

                               Capital Components

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Preferred stockholders' equity.............   $144,803  $      --   $      --
Common stockholder's equity................    831,991     694,158     601,575
Disallowed intangibles.....................    (35,657)    (35,940)    (38,717)
Unrealized gains on investment securities
 available-for-sale,
 net of tax................................    (26,613)        --          --
                                            ----------  ----------  ----------
Tier 1 capital.............................    914,524     658,218     562,858
                                            ----------  ----------  ----------
Qualifying long-term debt..................    115,629     121,581      58,157
Allowance for credit losses................     90,153      83,608      88,709
Mandatory convertible securities...........     59,951      59,942      59,934
                                            ----------  ----------  ----------
Tier 2 capital.............................    265,733     265,131     206,800
                                            ----------  ----------  ----------
Total capital.............................. $1,180,257  $  923,349  $  769,658
                                            ==========  ==========  ==========
Risk-adjusted assets....................... $7,102,379  $6,571,984  $6,981,000
Average quarterly assets (fourth quarter).. $9,557,793  $9,176,494  $7,716,677
Risk based capital ratios:
  Tier 1 capital to risk-adjusted as-
   sets(1).................................      12.88%      10.02%       8.06%
  Regulatory minimum ......................       4.00        4.00        4.00
  Total capital to risk-adjusted assets(1)
   ........................................      16.62       14.05       11.03
  Regulatory minimum ......................       8.00        8.00        8.00
Leverage ratio(1)..........................       9.60        7.20        7.33

- --------
(1) The Tier 1, total capital and leverage ratios have been restated to reflect the cumulative effect on prior years of retroactively applying statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1993     1992     1991
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans ........................ $411,021 $457,611 $501,144
Interest and dividends on investment securities:
  Taxable .........................................  146,720  145,604  103,835
  Tax-exempt ......................................   12,044   16,865   17,065
  Dividends .......................................      121       63      249
Interest on investment securities available-for-
 sale .............................................   24,208      --       --
Interest on loans held-for-sale ...................   11,580   13,407    9,634
Interest on money market investments...............   11,543   14,459   43,670
                                                    -------- -------- --------
    Total interest and dividend income ............  617,237  648,009  675,597
                                                    -------- -------- --------
INTEREST EXPENSE
Interest on deposits ..............................  171,122  227,553  289,549
Interest on Federal funds purchased and other
 short-term borrowings:
  Transactions with Allied Irish...................      --     2,055       12
  Other............................................   45,604   39,199   62,916
Interest on long-term debt:
  Transactions with Allied Irish...................      --       --     5,051
  Other............................................   17,312   15,850   14,990
                                                    -------- -------- --------
    Total interest expense ........................  234,038  284,657  372,518
                                                    -------- -------- --------
NET INTEREST INCOME................................  383,199  363,352  303,079
Provision for credit losses (note 7)...............   45,291   58,126   69,496
                                                    -------- -------- --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
 LOSSES............................................  337,908  305,226  233,583
                                                    -------- -------- --------
NONINTEREST INCOME
Service charges on deposit accounts ...............   72,952   68,475   59,414
Servicing income from securitized assets, net......   27,548   28,931   22,735
Trust fees ........................................   19,212   18,593   13,148
Securities gains, net..............................   19,976    6,169   11,534
Other income (note 13).............................   93,757   76,014   73,732
                                                    -------- -------- --------
    Total noninterest income ......................  233,445  198,182  180,563
                                                    -------- -------- --------
NONINTEREST EXPENSES
Salaries and wages ................................  165,239  154,852  131,420
Other personnel costs (notes 12 and 18) ...........   40,415   33,644   26,481
Net occupancy costs (notes 8 and 15)...............   31,195   29,869   27,323
Equipment costs (notes 8 and 15)...................   28,608   26,572   21,284
Other operating expenses (note 13).................  129,196  116,793   97,531
                                                    -------- -------- --------
    Total noninterest expenses ....................  394,653  361,730  304,039
                                                    -------- -------- --------
INCOME BEFORE INCOME TAXES.........................  176,700  141,678  110,107
Income tax expense (note 14).......................   62,832   49,205   35,051
                                                    -------- -------- --------
NET INCOME ........................................ $113,868 $ 92,473 $ 75,056
                                                    ======== ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
                                                            (IN THOUSANDS)
ASSETS
Cash and due from banks ...............................  $  630,731  $  634,427
Money market investments (note 3)......................     196,573      49,838
Investment securities available-for-sale (note 4)......   1,306,899         --
Investment securities held-to-maturity (market value of
 $1,731,462 and $2,696,997) (note 4)...................   1,709,648   2,634,368
Loans held-for-sale ...................................     269,222     158,108
Loans, net of unearned income of $71,224 in 1993 and
 $98,972 in 1992:
  Commercial ..........................................   1,626,080   1,748,910
  Real estate, construction ...........................     284,008     327,134
  Real estate, mortgage:
   Residential ........................................     497,543     382,171
   Commercial .........................................     957,568     912,085
  Retail ..............................................     885,117     940,728
  Bankcard ............................................     527,657     494,851
  Leases receivable (note 5)...........................     211,821     206,346
  Foreign .............................................     207,927     175,387
                                                         ----------  ----------
    Total loans, net of unearned income ...............   5,197,721   5,187,612
  Allowance for credit losses (note 7).................    (200,006)   (201,451)
                                                         ----------  ----------
    Loans, net.........................................   4,997,715   4,986,161
Premises and equipment (note 8)........................     100,726      93,703
Due from customers on acceptances......................       9,127       8,502
Other assets ..........................................     307,864     284,834
                                                         ----------  ----------
      Total assets ....................................  $9,528,505  $8,849,941
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits.........................  $1,914,452  $1,801,942
  Interest bearing deposits ...........................   4,747,825   4,898,727
Interest bearing deposits in foreign banking office ...     111,880     118,422
                                                         ----------  ----------
    Total deposits ....................................   6,774,157   6,819,091
Federal funds purchased and securities sold under re-
 purchase agreements (note 9)..........................     748,266     579,513
Other borrowed funds, short-term (note 10).............     645,369     401,551
Bank acceptances outstanding...........................       9,127       8,502
Accrued taxes and other liabilities (note 14)..........     185,215     157,605
Long-term debt (note 11)...............................     189,577     189,521
                                                         ----------  ----------
    Total liabilities .................................   8,551,711   8,155,783
                                                         ----------  ----------
Commitments and contingent liabilities (notes 15 and
 17)
Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A, $5
   par value per share, $25 liquidation preference per
   share; authorized 9,000,000 shares; issued 6,000,000
   shares..............................................      30,000         --
  Common stock, $5 par value per share; authorized
   41,000,000 shares; issued 16,985,149 shares ........      84,926      84,926
  Capital surplus .....................................     198,127      83,324
  Retained earnings ...................................     637,128     525,908
  Unrealized gains on investment securities available-
   for-sale (net of taxes of $17,018)..................      26,613         --
                                                         ----------  ----------
    Total stockholders' equity ........................     976,794     694,158
                                                         ----------  ----------
      Total liabilities and stockholders' equity ......  $9,528,505  $8,849,941
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
PREFERRED STOCK..................................  $ 30,000  $    --   $    --
COMMON STOCK.....................................    84,926    84,926    84,926
CAPITAL SURPLUS
Balance, beginning of year.......................    83,324    83,324    83,324
Preferred stock proceeds in excess of par value..   114,803       --        --
                                                   --------  --------  --------
Balance, end of year.............................   198,127    83,324    83,324
RETAINED EARNINGS
Balance, beginning of the year, as previously re-
 ported..........................................   531,112   438,529   356,787
Adjustment for the cumulative effect on prior
 years of applying retroactively the new method
 of accounting for income taxes..................    (5,204)   (5,204)   (5,204)
                                                   --------  --------  --------
Balance at the beginning of the year as adjusted.   525,908   433,325   351,583
Net income.......................................   113,868    92,473    75,056
Dividends declared on preferred stock............    (1,575)      --        --
Net cost not yet recognized as periodic pension
 expense.........................................    (1,073)      110       240
Adjustment of the valuation allowance on market-
 able equity securities..........................       --        --      6,446
                                                   --------  --------  --------
Balance, end of the year.........................   637,128   525,908   433,325
UNREALIZED GAINS ON INVESTMENT SECURITIES AVAIL-
 ABLE-FOR-SALE, NET OF TAX.......................    26,613       --        --
                                                   --------  --------  --------
TOTAL STOCKHOLDERS' EQUITY.......................  $976,794  $694,158  $601,575
                                                   ========  ========  ========


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income ............................... $  113,868  $   92,473  $   75,056
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for credit losses..............     45,291      58,126      69,496
  Provision for other real estate losses...      6,279       6,537       4,350
  Depreciation and amortization ...........     35,319      33,234      18,641
  Deferred income taxes (benefits).........     (1,977)     16,263      (1,028)
  Net gain on the sale of assets...........    (22,488)     (9,839)    (17,996)
  Writedown of equity investment securi-
   ties....................................        --          --        3,833
  Net increase in loans originated for
   sale....................................   (115,511)    (21,804)    (63,157)
  (Increase) decrease in trading account
   securities..............................    (45,721)      9,204      46,059
  Decrease in accrued interest receivable..      1,452      11,525      10,350
  Decrease in accrued interest payable.....     (5,295)    (16,376)    (23,773)
  Other, net...............................     13,635     (11,602)    (18,689)
                                            ----------  ----------  ----------
    Net cash provided by operating activi-
     ties..................................     24,852     167,741     103,142
                                            ----------  ----------  ----------
INVESTING ACTIVITIES
 Proceeds from sales of investment securi-
  ties.....................................    711,058     470,028     526,779
 Proceeds from paydowns and maturities of
  investment securities....................  1,487,190     602,897     291,626
 Purchases of investment securities........ (2,530,988) (1,782,663) (1,319,816)
 Net (increase) decrease in short-term in-
  vestments................................   (120,708)    268,262     502,203
 Proceeds from sales of loans..............     57,240     178,065     460,476
 Net (disbursements) receipts from lending
  activities of banking subsidiaries.......   (120,613)    259,311     135,038
 Principal collected on loans of nonbank
  subsidiaries.............................     27,275      21,475      31,191
 Loans originated by nonbank subsidiaries..    (49,511)    (64,379)    (53,987)
 Principal payments received under leases..     14,241       9,160      12,707
 Purchases of assets to be leased..........     (1,311)     (1,517)     (2,010)
 Proceeds from the sale of other real es-
  tate.....................................     25,400      32,870      11,208
 Proceeds from the sales of premises and
  equipment................................        499         439       1,787
 Purchases of premises and equipment.......    (21,373)    (26,545)    (19,653)
 Purchase of banking subsidiary............        --          --      (78,227)
 (Sales) purchases of deposits.............     (8,712)     20,208     194,708
 Purchases of bankcard receivables.........     (9,637)        --     (130,586)
 Other, net................................    (29,984)     (3,679)      9,651
                                            ----------  ----------  ----------
    Net cash (used for) provided by invest-
     ing activities........................   (569,934)    (16,068)    573,095
                                            ----------  ----------  ----------
FINANCING ACTIVITIES
 Net decrease in deposits .................    (35,682)   (188,471)   (404,396)
 Net increase (decrease) in short-term
  borrowings...............................    413,446     (63,533)   (345,808)
 Proceeds from the issuance of long-term
  debt.....................................        --       99,564         --
 Principal payments on long-term debt......       (875)    (50,825)    (60,825)
 Proceeds from the issuance of preferred
  stock....................................    144,803         --          --
                                            ----------  ----------  ----------
    Net cash provided by (used for) financ-
     ing activities........................    521,692    (203,265)   (811,029)
                                            ----------  ----------  ----------
Decrease in cash and cash equivalents .....    (23,390)    (51,592)   (134,792)
Cash and cash equivalents at beginning of
 year......................................    654,527     706,119     840,911
                                            ----------  ----------  ----------
Cash and cash equivalents at December 31,.. $  631,137  $  654,527  $  706,119
                                            ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES
  Interest payments........................ $  239,333  $  301,033  $  384,408
  Income tax payments......................     50,941      41,476      37,742
NONCASH INVESTING AND FINANCING ACTIVITIES
  Loan charge-offs.........................     56,291      67,841      62,849
  Transfers to other real estate...........     30,070      17,925      31,679

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of First Maryland Bancorp and subsidiaries (the "Corporation") conform to generally accepted accounting principles. The following is a description of the more significant of these policies:

  Business--The Corporation is a wholly owned subsidiary of Allied Irish Banks, p.l.c. and provides a full range of banking services through its banking subsidiaries, The First National Bank of Maryland, First Omni Bank, N.A., and The First National Bank of Maryland, D.C. (collectively the "National Banks") and The York Bank and Trust Company (collectively with the National Banks, the "Banks"). Other subsidiaries of the Corporation are primarily engaged in consumer banking, construction lending, and equipment, consumer, and commercial financing. The Corporation's primary market area is the Baltimore/Washington marketplace which encompasses all of Maryland, Washington, D.C., Northern Virginia and Southern Pennsylvania. The Corporation is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

  Basis of Presentation--The consolidated financial statements include the Corporation and its subsidiaries, principally The First National Bank of Maryland ("First National"), The York Bank and Trust Company ("York Bank") and First Omni Bank, N.A. ("First Omni"). All significant intercompany transactions have been eliminated.

  In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for credit losses and real estate owned, Management obtains independent appraisals for significant properties.

  Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the Mid-Atlantic region of the United States. In addition, as an integral part of their examination process, various regulatory agencies periodically review the Corporation's allowance for losses on loans and real estate owned. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

  Foreign Currency Transactions--Foreign currency amounts, including those related to foreign branches, are remeasured into the functional currency (the U.S. dollar) generally at relevant exchange rates. Aggregate transaction gains and losses are included in other income and other expense and are not material to the financial statements.

  Money Market Investments--Money market investments are stated at cost, which approximates market value except for trading account securities which are carried at market value. Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income.

  Securities--At December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity. At the time of purchase, management determines the appropriate designation for debt securities and reassesses the classification periodically.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Trading account securities are purchased with the intent to earn a profit by trading or selling the security. These securities are stated at market value. Adjustments to the carrying value are reported in other noninterest income.

  Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity.

  Held-to-maturity securities are purchased with the ability and intent to hold them to maturity and are, therefore, carried at cost adjusted for amortization of premium and accretion of discount.

  Amortization and accretion of discounts and premiums associated with securities classified as held-to-maturity or available-for-sale are computed on the straight-line basis adjusted for expected prepayment experience, which does not differ significantly from the level yield method. Gains and losses, and declines in value judged to be other than temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

  Loans Held-For-Sale--Loans held-for-sale are stated at the lower of aggregate cost or market.

  Financial Interest Rate Instruments--The Corporation enters into financial interest rate instruments, primarily interest rate swaps, to manage its interest rate sensitivity and to generate fee income. Transactions designated as hedges of specific assets or liabilities are recorded as yield adjustments to the income or expense of the underlying assets or liabilities. Transactions hedging overall interest rate sensitivity or open positions are recorded using mark-to-market accounting. Income generated from matched transactions where the Corporation is acting as a financial intermediary is recorded as noninterest fee income.

  Income on Loans Receivable--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect both related estimated residual values and unearned investment tax credits to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on discounted loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees are generally recognized as income over the commitment and loan periods, respectively. Loans are placed on nonaccrual status when in the opinion of Management the collection of additional interest is unlikely or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets revised regulatory guidance on returning to accrual status even though the loan has not been brought fully current.

  Premises and Equipment--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation generally is computed on the straight line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the respective leases or the lives of the assets. Maintenance and repairs are expensed as incurred. The costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate. Depreciation and amortization amounts are adjusted, if appropriate, at the time an asset is retired. Leases are accounted for as operating leases since none which meet the criteria for capitalization would have a material effect if capitalized.

  Income Taxes--Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and has restated prior years' retained earnings to reflect the cumulative effect of the change in the method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

  The Corporation files a consolidated federal income tax return. Deferred income taxes are provided on certain transactions which are reported in the financial statements in different years than for income tax purposes. The principal items are the provision for credit losses, income from lease financing, interest and fee income on loans, securities transactions, deferred compensation and restricted stock. Accumulated deferred taxes resulting from these timing differences are included in the aggregate in other assets to the extent realizable or accrued taxes and other liabilities in the consolidated statements of condition. Investment tax credits on lease financing transactions are deferred and taken into income as yield adjustments over the lives of the related leases.

  Other Real Estate and Assets--Other real estate and other assets owned represent property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets, at the time of foreclosure, are recorded at the asset's fair value. Any write-downs at the date of acquisition are charged to the allowance for credit losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. Any improvement in fair value is reflected by a decrease to the valuation allowance and a credit to income. Expenses incurred in maintaining assets are included in other operating expenses.

  Trust Assets--Property held in fiduciary or agency capacities for First National's and York Bank's customers is not included in the consolidated statements of condition since such assets are not assets of the banks.

  Statement of Cash Flows--For purposes of reporting cash flows, cash equivalents include cash and due from banks and interest bearing deposits in other banks of $406,000, $20,100,000 and $7,812,000 at December 31, 1993, 1992
and 1991, respectively, which are included in money market investments in the consolidated statements of condition.

  Servicing Income From Securitized Assets--Servicing income from securitized assets represents the financial spread (between finance charges and other charges earned on such assets and the pass-through rate due to investors) retained as seller/servicer reduced by estimated credit losses chargeable against such spread.

  Reclassifications--Certain amounts in the 1991 and 1992 consolidated financial statements have been reclassified to conform with the 1993 presentation. Consistent with regulatory guidance on the reporting of in-substance foreclosures and the recently issued (but not yet adopted) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Corporation no longer reports loans as in-substance foreclosures unless the Corporation has possession of the collateral. In-substance foreclosures and the related valuation allowances were reclassified to the loan portfolio and the allowance for credit losses, respectively, in the 1992 consolidated statement of condition. In addition, provisions for in-substance foreclosures previously reported as other real estate expense were reclassified to the provision for credit losses in the 1992 and 1991 consolidated statements of income.

2. ACQUISITION OF THE YORK BANK AND TRUST COMPANY

  On December 31, 1991, the Corporation purchased all of the issued and outstanding common stock of The York Bank and Trust Company, based in York, Pennsylvania, for a cash price of $129 million. The fair value of the assets acquired and liabilities assumed totaled $1.4 billion and $1.3 billion, respectively. The transaction was accounted for as a purchase. Goodwill of $37.3 million was acquired and is being amortized

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
over 15 years on a straight-line basis. York Bank is a Pennsylvania chartered commercial bank with 21 full service offices in south central Pennsylvania. The results of operations of York Bank are not included in the consolidated statement of income for the year ended December 31, 1991.

  The unaudited pro forma information presented in the following table has been prepared based on the historical results of the Corporation combined with York Bank. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of 1991. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the acquisition had been consummated in the past nor is it indicative of the results that may be attained in the future.

                                                YEAR ENDED DECEMBER 31, 1991
                                                ----------------------------
                                                         (IN THOUSANDS)
Total revenue(1)...............................           $521,269
Net income.....................................             66,892

- --------
(1) Total revenue includes net interest income and noninterest income

3. MONEY MARKET INVESTMENTS

  Money market investments at December 31, 1993 and 1992 included the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1993    1992
                                                               -------- -------
                                                                (IN THOUSANDS)
Interest bearing deposits in other banks...................... $    406 $20,100
Trading account securities....................................   53,337   7,616
Federal funds sold............................................  121,000     --
Securities purchased under agreements to resell...............   21,830  22,122
                                                               -------- -------
    Total money market investments............................ $196,573 $49,838
                                                               ======== =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4. INVESTMENT SECURITIES

  As discussed in Note 1, the Corporation adopted SFAS No. 115 effective December 31, 1993. Prior to December 31, 1993, the Corporation classified securities as held-for-possible-sale and investment securities. Held-for-possible-sale securities were carried at the lower of cost or fair value and investment securities were carried at amortized cost.

  The following is a comparison of the book value and market value of held-to-maturity securities in the consolidated investment portfolio:

                                       DECEMBER 31, 1993     DECEMBER 31, 1992
                                     --------------------- ---------------------
                                        BOOK      MARKET      BOOK      MARKET
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $  970,554 $  989,046 $  766,888 $  783,167
Mortgage-backed obligations of Fed-
 eral agencies.....................     211,920    214,765  1,039,917  1,058,509
Collateralized mortgage obliga-
 tions.............................     520,306    520,783    590,207    594,732
Obligations of states and political
 subdivisions......................         --         --     207,139    227,885
Other investment securities........       6,868      6,868     30,217     32,704
                                     ---------- ---------- ---------- ----------
    Total..........................  $1,709,648 $1,731,462 $2,634,368 $2,696,997
                                     ========== ========== ========== ==========

  The book and market values of held-to-maturity securities at December 31, 1993 are as follows:

                                                  GROSS      GROSS
                                                UNREALIZED UNREALIZED
                                        BOOK      GAINS      LOSSES     MARKET
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $  970,554  $19,407    $  (915)  $  989,046
Mortgage-backed obligations of Fed-
 eral agencies.....................     211,920    3,125       (280)     214,765
Collateralized mortgage obliga-
 tions.............................     520,306    2,096     (1,619)     520,783
Obligations of states and political
 subdivisions......................         --       --         --           --
Other debt securities..............       1,242      --         --         1,242
Nonmarketable equity securities....       5,626      --         --         5,626
                                     ----------  -------    -------   ----------
    Total..........................  $1,709,648  $24,628    $(2,814)  $1,731,462
                                     ==========  =======    =======   ==========

  The book and market values of held-to-maturity securities at December 31, 1992 are as follows:

                                                  GROSS      GROSS
                                                UNREALIZED UNREALIZED
                                        BOOK      GAINS      LOSSES     MARKET
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $  766,888  $16,605    $  (326)  $  783,167
Mortgage-backed obligations of Fed-
 eral agencies.....................   1,039,917   21,836     (3,244)   1,058,509
Collateralized mortgage obliga-
 tions.............................     590,207    6,248     (1,723)     594,732
Obligations of states and political
 subdivisions......................     207,139   20,789        (43)     227,885
Other debt securities..............       8,151      --         --         8,151
Equity securities..................      22,066    2,487        --        24,553
                                     ----------  -------    -------   ----------
    Total..........................  $2,634,368  $67,965    $(5,336)  $2,696,997
                                     ==========  =======    =======   ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The book and market values of held-to-maturity debt securities at December 31, 1993 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     DECEMBER 31, 1993
                                                   ---------------------
                                                      BOOK      MARKET
                                                   ---------- ----------
                                                          (IN THOUSANDS)
   Due in one year or less........................ $  175,491 $  177,684
   Due after one year through five years..........    795,700    811,945
   Due after five years through ten years.........        606        659
   Due after ten years............................        --         --
   Mortgage-backed securities.....................    732,225    735,548
                                                   ---------- ----------
       Total...................................... $1,704,022 $1,725,836
                                                   ========== ==========

  The following is a comparison of the amortized cost and book value of available-for-sale securities in the consolidated investment portfolio:

                                                             DECEMBER 31, 1993
                                                           ---------------------
                                                           AMORTIZED
                                                              COST     BOOK(1)
                                                           ---------- ----------
                                                              (IN THOUSANDS)
   Mortgage-backed obligations of Federal agencies........ $  900,549 $  914,215
   Collateralized mortgage obligations....................    135,083    138,926
   Obligations of states and political subdivisions.......    201,062    220,467
   Other investment securities............................     26,574     33,291
                                                           ---------- ----------
       Total.............................................. $1,263,268 $1,306,899
                                                           ========== ==========

- --------
(1) The book value of investment securities classified as available-for-sale is equal to fair value.

  The amortized cost and book values of available-for-sale securities at December 31, 1993 are as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED
                                        COST      GAINS      LOSSES      BOOK
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Mortgage-backed obligations of Fed-
 eral agencies.....................  $  900,549  $14,266    $  (600)  $  914,215
Collateralized mortgage obliga-
 tions.............................     135,083    5,403     (1,560)     138,926
Obligations of states and political
 subdivisions......................     201,062   19,528       (123)     220,467
Other debt securities..............       8,886      --         --         8,886
Equity securities..................      17,688    6,717        --        24,405
                                     ----------  -------    -------   ----------
    Total..........................  $1,263,268  $45,914    $(2,283)  $1,306,899
                                     ==========  =======    =======   ==========

  The amortized cost and book values of available-for-sale debt securities at December 31, 1993 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     DECEMBER 31, 1993
                                                   ---------------------
                                                   AMORTIZED
                                                      COST       BOOK
                                                   ---------- ----------
                                                          (IN THOUSANDS)
   Due in one year or less........................ $   15,588 $   15,712
   Due after one year through five years..........     55,640     60,751
   Due after five years through ten years.........     82,943     92,694
   Due after ten years............................     55,777     60,196
   Mortgage-backed securities.....................  1,035,632  1,053,141
                                                   ---------- ----------
       Total...................................... $1,245,580 $1,282,494
                                                   ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Proceeds from the sale of investment securities were $711,058,000, $470,028,000 and $526,779,000 during 1993, 1992 and 1991, respectively. Gross gains and losses realized on the sale of investment securities were as follows:

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                        1993    1992     1991
                                                       ------- -------  -------
                                                           (IN THOUSANDS)
      Gross gains..................................... $19,894 $ 8,385  $15,385
      Gross losses....................................     --   (2,199)     (29)
                                                       ------- -------  -------
          Total....................................... $19,894 $ 6,186  $15,356
                                                       ======= =======  =======

  Investment securities from the consolidated investment portfolio with a book value of $788,522,000 at December 31, 1993 and $725,836,000 at December 31,
1992 were pledged to secure public funds, trust deposits, repurchase agreements and funds transactions and for other purposes required by law.

5. LEASES RECEIVABLE

  The investment in leases at December 31, 1993 and 1992 consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
                                                              (IN THOUSANDS)
Direct financing leases:
  Lease payments receivable................................. $124,132  $117,971
  Estimated residual values.................................   24,472    24,537
  Deferred investment tax credits...........................      --         (1)
                                                             --------  --------
                                                              148,604   142,507
  Less unearned income......................................  (28,689)  (20,343)
                                                             --------  --------
  Net investment in direct financing leases................. $119,915  $122,164
                                                             ========  ========
Leveraged leases:
  Lease payments receivable................................. $ 57,072  $ 53,144
  Estimated residual values.................................   56,642    51,381
  Deferred investment tax credits...........................     (262)     (451)
                                                             --------  --------
                                                              113,452   104,074
  Less unearned income......................................  (21,546)  (19,892)
                                                             --------  --------
  Investment in leveraged leases............................   91,906    84,182
  Less related deferred taxes...............................  (71,671)  (57,761)
                                                             --------  --------
  Net investment in leveraged leases........................ $ 20,235  $ 26,421
                                                             ========  ========

  Minimum lease payments receivable at December 31, 1993 are due as follows:

                                                                    AFTER
 1994        1995          1996          1997          1998          1998          TOTAL
 ----       -------       -------       -------       ------       --------       --------
                              (IN THOUSANDS)
$29,169     $40,379       $21,497       $16,699       $9,778       $144,534       $262,056

6. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

  The majority of the Corporation's loan activity is with customers within the Maryland marketplace and as such its performance will be influenced by the economy of this region. The loan portfolio is diversified with no single industry or customer comprising a significant portion of the total portfolio.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

7. ALLOWANCE FOR CREDIT LOSSES

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover possible future charge-offs. A summary of the activity in the allowance for the three years ended December 31, 1993 follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year..................... $201,451  $205,397  $155,089
Provision charged to operating expenses..........   45,291    58,126    69,496
Allowance of loans acquired or (sold)............   (4,259)   (1,327)   33,894
Less charge-offs, net of recoveries of $13,814,
 $9,346, and $9,767..............................  (42,477)  (60,745)  (53,082)
                                                  --------  --------  --------
Balance at end of year........................... $200,006  $201,451  $205,397
                                                  ========  ========  ========
Ratio of allowance to loans, net of unearned in-
 come at end of year.............................     3.85%     3.88%     3.63%
                                                  ========  ========  ========

8. PREMISES AND EQUIPMENT

  Components of premises and equipment at December 31, 1993 and 1992 were as follows:

                                DECEMBER 31, 1993              DECEMBER 31, 1992
                          ------------------------------ -----------------------------
                                   ACCUMULATED                    ACCUMULATED
                                   DEPRECIATION                   DEPRECIATION
                                       AND                            AND
                            COST   AMORTIZATION   NET      COST   AMORTIZATION   NET
                          -------- ------------ -------- -------- ------------ -------
                                                 (IN THOUSANDS)
Land....................  $ 11,462   $    --    $ 11,462 $  7,342   $    --    $ 7,342
Buildings and land im-
 provements.............    48,729     19,926     28,803   47,334     18,419    28,915
Leasehold improvements..    33,089     16,740     16,349   30,456     14,518    15,938
Furniture and equipment.    68,572     54,914     13,658   65,079     52,782    12,297
Computer hardware and
 software...............    78,208     47,754     30,454   67,708     38,497    29,211
                          --------   --------   -------- --------   --------   -------
    Total...............  $240,060   $139,334   $100,726 $217,919   $124,216   $93,703
                          ========   ========   ======== ========   ========   =======

  Depreciation and amortization on premises and equipment charged to operations amounted to $18,020,000 in 1993, $16,555,000 in 1992, and $14,070,000 in 1991.

9. FUNDS SOLD AND PURCHASED AND REPURCHASE AGREEMENTS

  Federal funds generally represent one-day transactions, a large portion of which arise because of the Corporation's market activity in Federal funds for correspondent banks and other customers. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and mature within three months.

  At December 31, 1993, securities purchased under agreements to resell amounted to $21,829,813. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate market value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  At December 31, 1993, securities sold under agreements to repurchase amounted to $402,590,381. The aggregate market value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

10. OTHER BORROWED FUNDS, SHORT-TERM

  Following is a summary of short-term borrowings exclusive of Federal funds purchased and securities sold under agreements to repurchase at December 31, 1993 and 1992:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
Master demand notes of the Corporation....................... $463,645 $388,958
Bank notes...................................................  177,000      --
Treasury tax and loan balances...............................    4,688    6,668
Current portion of long-term debt............................      --       875
Other........................................................       36    5,050
                                                              -------- --------
    Total.................................................... $645,369 $401,551
                                                              ======== ========

  At December 31, 1993, the Corporation had available lines of credit with third-party banks aggregating $100,000,000 to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

  Investment securities with a book value of $131,363,846 were pledged to secure the Treasury tax and loan notes at December 31, 1993.

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1993 and 1992 were $57,563,950 and $60,920,000, respectively.

11. LONG-TERM DEBT

  Following is a summary of the long-term debt of the Corporation at December 31, 1993 and 1992 which is all unsecured:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
10.375% Subordinated Capital Notes due August 1, 1999........ $ 59,951 $ 59,942
9.15% Notes due June 1, 1996.................................   10,000   10,000
8.75% Notes due January 15, 1993.............................      --       875
8.68% Notes due January 31, 1997.............................    9,996    9,994
8.67% Notes due March 20, 1997...............................    9,995    9,994
8.375% Subordinated Notes due May 15, 2002...................   99,635   99,591
                                                              -------- --------
                                                               189,577  190,396
Less current portion of long-term debt.......................      --       875
                                                              -------- --------
Total........................................................ $189,577 $189,521
                                                              ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  All of the notes other than the 10.375% Subordinated Capital Notes and the 8.375% Subordinated Notes are senior indebtedness. There is no provision in any of the Notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of the Corporation.

  The 10.375% Subordinated Capital Notes mature August 1, 1999 with interest payable semiannually and at maturity and will be exchanged for Common Stock of the Corporation having a market value equal to the principal amount of the Notes, except to the extent that the Corporation, at its option, elects to pay in cash the principal amount of the Notes, in whole or in part, from amounts representing proceeds of other issuances of securities qualifying as capital, designated for such purpose.

  The 9.15% Notes mature June 1, 1996 with interest payable semiannually and are not redeemable except under certain conditions. The notes contain various financial covenants, including tangible net worth requirements and the maintenance of indebtedness ratios. The Corporation was in compliance with the financial covenants at December 31, 1993.

  The 8.68% Notes mature January 31, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.67% Notes mature March 20, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.375% Subordinated Notes mature May 15, 2002, with interest payable semiannually and are not redeemable prior to maturity.

12. EMPLOYEE BENEFIT PLANS

  The Corporation sponsors three defined benefit pension plans. The largest plan covers substantially all employees of the Corporation and its subsidiaries; the two smaller plans provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels. Net periodic pension costs totaled $10,209,000 in 1993, $6,204,000 in 1992, and $4,198,000 in 1991.

  The following tables set forth the combined financial status of the plans for 1993 and 1992, and the composition of net periodic pension costs for 1993, 1992 and 1991.

                                                                  DECEMBER 31,
                                                                ----------------
                                                                  1993    1992
                                                                -------- -------
                                                                 (IN THOUSANDS)
Accumulated benefit obligation:
  Vested....................................................... $ 90,999 $65,728
  Non-vested...................................................    3,292   2,430
                                                                -------- -------
    Total...................................................... $ 94,291 $68,158
                                                                ======== =======
Projected benefit obligation................................... $136,627 $96,130
Plan assets at fair value (primarily marketable securities)....   88,288  77,302
                                                                -------- -------
  Unfunded status.............................................. $ 48,339 $18,828
                                                                ======== =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                              DECEMBER 31,
                          ---------------------------------------------------------
                                     1993                         1992
                          ----------------------------  ---------------------------
                           FUNDED   UNFUNDED            FUNDED   UNFUNDED
                            PLAN     PLANS     TOTAL     PLAN     PLANS     TOTAL
                          --------  --------  --------  -------  --------  --------
                                             (IN THOUSANDS)
Unrecognized net transi-
 tion asset (liability)
 .......................  $  8,293  $   (697) $  7,596  $ 9,704  $   (796) $  8,908
Unrecognized prior serv-
 ice costs..............     2,599    (3,432)     (833)  (1,604)      (21)   (1,625)
Unrecognized net loss...   (37,966)   (9,254)  (47,220) (16,446)   (5,970)  (22,416)
Prepaid (accrued) pen-
 sion costs.............       993    (8,875)   (7,882)   2,589    (6,284)   (3,695)
                          --------  --------  --------  -------  --------  --------
  Unfunded status.......  $(26,081) $(22,258) $(48,339) $(5,757) $(13,071) $(18,828)
                          ========  ========  ========  =======  ========  ========

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1993     1992      1991
                                                     -------  -------  --------
                                                          (IN THOUSANDS)
Net periodic pension costs:
  Service cost...................................... $ 6,098  $ 4,878  $  3,547
  Interest cost.....................................   8,151    6,816     5,148
  Return on assets..................................  (9,489)  (3,812)  (10,770)
  Net amortization and deferral.....................   5,449   (1,678)    6,273
                                                     -------  -------  --------
    Total........................................... $10,209  $ 6,204  $  4,198
                                                     =======  =======  ========

  Included in accrued pension costs and netted against retained earnings in 1993, 1992 and 1991 are accruals of $2,078,000, $1,005,000, and $1,114,000, respectively. The adjustments were made to reflect the excess of the unfunded accumulated benefit obligation (the excess of the accumulated benefit obligations over the fair value of plan assets) over the existing unrecognized prior service costs for one of the supplemental plans.

  The 1993 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.68% and 5.50%, respectively. The expected long-term rate of return on assets was 8.00% in 1993. For 1992, the rates were 7.50%, 5.50% and 9.00%, respectively.

  The Corporation sponsors defined benefit postretirement plans that provide medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through an insurance company whose premiums are based on the benefits paid during the year.

  In 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected to amortize the transition obligation of $19.8 million on a straight-line basis over a period of twenty years. Postretirement benefit costs for 1992 and 1991 were recorded on a cash basis and represented the cost of annual insurance premiums which were approximately $749,000 in 1992 and $875,000 in 1991. Postretirement benefit costs increased to $3.7 million in 1993 as a result of the adoption of SFAS No. 106.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table sets forth the plan's funded status and amounts recognized in the Corporation's Consolidated Statement of Condition.

                                                       DECEMBER 31, 1993
                                                  ----------------------------
                                                              LIFE
                                                  MEDICAL   INSURANCE  TOTAL
                                                  --------  --------- --------
                                                        (IN THOUSANDS)
Accumulated Postretirement Benefit Obligation:
  Retirees....................................... $ (8,212)  $(1,333) $ (9,545)
  Dependents of retirees eligible for benefits...   (3,156)        0    (3,156)
  Active employees fully eligible for benefits...     (695)     (123)     (818)
  Active employees not eligible for benefits.....   (8,527)   (1,144)   (9,671)
                                                  --------   -------  --------
Accumulated postretirement benefit obligation....  (20,590)   (2,600)  (23,190)
Plan assets at fair value........................       --        --        --
                                                  --------   -------  --------
Accumulated postretirement benefit obligation in
 excess of plan assets...........................  (20,590)   (2,600)  (23,190)
Unrecognized prior service cost..................       --        --        --
Unrecognized net loss............................    1,231       409     1,640
Unrecognized transition obligation...............   16,715     2,139    18,854
                                                  --------   -------  --------
Net postretirement benefit liability included in
 other liabilities............................... $ (2,644)  $   (52) $ (2,696)
                                                  ========   =======  ========

  The assumptions used in developing the present value of the postretirement benefit obligation were as follows:

     Rate of return on plan assets.......................................   N/A
     General inflation...................................................  4.50%
     Weighted average discount rate......................................  7.75%
     Weighted average rate of compensation increase......................  5.50%
     Rate of increase in health care costs--initial...................... 13.50%
     Rate of increase in health care costs--ultimate.....................  5.50%

  The resulting net periodic postretirement benefit cost consisted of the following components:

                                                           DECEMBER 31, 1993
                                                        ------------------------
                                                                  LIFE
                                                        MEDICAL INSURANCE TOTAL
                                                        ------- --------- ------
                                                             (IN THOUSANDS)
Service cost........................................... $1,046    $ 86    $1,132
Interest cost..........................................  1,410     181     1,591
Amortization of unrecognized transition obligation.....    879     113       992
                                                        ------    ----    ------
Net periodic postretirement benefit cost............... $3,335    $380    $3,715
                                                        ======    ====    ======

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits is 13.5% for 1994 and is assumed to decrease gradually to 5.5% in the year 2002 and remain at that level thereafter. This health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post retirement benefit obligation at December 31, 1993 by $1,315,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1993 by $113,000.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

13. OTHER INCOME AND OTHER OPERATING EXPENSES

  The following table summarizes the more significant elements of these accounts for the three years ended December 31, 1993:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1993     1992    1991
                                                      -------- -------- -------
                                                           (IN THOUSANDS)
Other income:
Mortgage banking income.............................. $ 25,745 $ 16,643 $10,908
Bankcard charges and fees............................   18,770   19,485  22,914
Customer service fees................................   10,150    8,875   7,748
Investment banking income............................    8,448    8,847   7,075
Other ...............................................   30,644   22,164  25,087
                                                      -------- -------- -------
    Total............................................ $ 93,757 $ 76,014 $73,732
                                                      ======== ======== =======
Other operating expenses:
Examinations and assessments......................... $ 16,006 $ 16,330 $12,515
Lending and collection...............................   13,545   11,318  10,185
Postage and communications...........................   13,238   12,379  11,607
Professional fees....................................   13,152    8,627   6,291
Advertising and public relations.....................   11,266    9,665   8,035
Other real estate expense............................    6,757    9,349   6,505
Other ...............................................   55,232   49,125  42,393
                                                      -------- -------- -------
    Total............................................ $129,196 $116,793 $97,531
                                                      ======== ======== =======

14. INCOME TAXES

  As discussed in Note 1, the Corporation adopted SFAS No. 109 retroactive to January 1, 1990. The cumulative effect of this change was to decrease retained earnings as of December 31, 1990 by $5.2 million. There was no effect on net income, effective tax rates or components of income tax expense for any periods subsequent to December 31, 1990.

  SFAS 109 requires an asset and liability approach for accounting for income taxes. Its objective is to recognize the amount of taxes payable or refundable in the current year, and deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

  The following is an analysis of income tax amounts included in the consolidated statements of condition at December 31, 1993 and 1992:

                                                                DECEMBER 31,
                                                               ---------------
                                                                1993    1992
                                                               ------- -------
                                                               (IN THOUSANDS)
   Federal income taxes currently payable (receivable)........ $ 4,393 $(6,027)
   State income taxes currently payable.......................   3,210     925
   Deferred Federal and State income tax liability............  15,474     433
   Deferred investment tax credits............................     262     451

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The components of income tax expense for the three years ended December 31, 1993 are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1993      1992     1991
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
   Taxes currently payable:
     Federal....................................... $ 55,041  $ 26,449 $ 30,001
     Foreign.......................................      333       553      395
     State.........................................    9,435     5,940    5,683
                                                    --------  -------- --------
       Total taxes currently payable...............   64,809    32,942   36,079
                                                    --------  -------- --------
   Deferred income taxes:
     Federal.......................................   (2,648)   13,819   (1,696)
     State.........................................      671     2,444      668
                                                    --------  -------- --------
       Total deferred income taxes.................   (1,977)   16,263   (1,028)
                                                    --------  -------- --------
   Total income tax expense........................ $ 62,832   $49,205  $35,051
                                                    ========  ======== ========

  Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1993 follows:

                                               YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                                1993      1992      1991
                                              --------  --------  --------
   Percent of pre-tax income:
     Statutory Federal income tax rate......     35.00%    34.00%    34.00%
   Increase (decrease) in tax rate resulting
    from:
     Tax-exempt income......................     (4.09)    (5.25)    (6.09)
     State income taxes, net of Federal ben-
      efits.................................      3.72      3.90      3.88
     Other, net.............................      0.93      2.08      0.04
                                              --------  --------  --------
   Effective tax rate.......................     35.56%    34.73%    31.83%
                                              ========  ========  ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                                                             (IN THOUSANDS)
   Deferred tax assets:
     Bad debt.............................................. $ 75,109  $ 67,294
     Deferred compensation.................................   12,962    10,590
     Income on loans.......................................    6,327     5,591
     Other.................................................    7,522     8,127
                                                            --------  --------
       Total gross deferred tax assets.....................  101,920    91,602
                                                            --------  --------
   Deferred tax liabilities:
     Leases................................................  (89,981)  (83,277)
     Depreciation..........................................   (4,659)   (4,079)
     Unrealized gains on investment securities available-
      for-sale.............................................  (17,018)       --
     Other.................................................   (5,736)   (4,679)
                                                            --------  --------
       Total gross deferred tax liabilities................ (117,394)  (92,035)
                                                            --------  --------
       Net deferred tax liability..........................  (15,474)     (433)
                                                            ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Federal income tax returns have been examined by the Internal Revenue Service through December 31, 1989 and adequate provision has been made for all liabilities for Federal and other income taxes as of December 31, 1993. The composition of the 1993 income tax liability and provision between current and deferred portions is subject to final determination based on the 1993 consolidated Federal income tax return. The foregoing liability and provision amounts for 1992 have been reclassified to reflect the final determinations made with respect to the 1992 federal income tax return.

15. LEASE COMMITMENTS

  The Corporation occupies various office facilities under lease arrangements virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $16,469,000 in 1993, $17,471,000 in 1992, and $15,906,000
in 1991. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $2,731,000 in 1993, $2,525,000 in 1992, and $2,366,000 in 1991. The following is a summary of the annual noncancellable long-term commitments, net of subleases:

                                                                  (IN THOUSANDS)
      1994.......................................................    $15,696
      1995.......................................................     14,462
      1996.......................................................     13,312
      1997.......................................................      9,282
      1998.......................................................      5,562
      1999-2003..................................................     22,063
      2004-and beyond............................................     26,906

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1993.

16. REGULATORY REQUIREMENTS AND RESTRICTIONS

  Regulations of the Comptroller place a limitation on the amount of dividends that a national bank may pay to its shareholders without prior approval. Based on these limitations, the amount available for dividends in 1993 to the Corporation by the National Banks will be the National Banks' net profits in 1993 plus the total amount available for dividends at January 1, 1994 of approximately $29.2 million. The Comptroller also has the authority to prohibit a national bank from paying dividends if the Comptroller deems such payment to be an unsafe or unsound banking practice.

  In December 1991, the Board of Directors of York Bank adopted resolutions at the direction of the Pennsylvania Department of Banking and the FDIC which prohibit any payment of dividends that would reduce York Bank's ratio of tier 1 capital to total assets (leverage ratio) below 6% and provide for the reduction of the ratio of classified assets less the allowance for credit losses to tier 1 capital. At December 31, 1993 York Bank's tier 1 capital ratio as a percent of total assets (leverage ratio) was 9.4%.

  Current Federal Reserve regulations place certain restrictions on "covered transactions" (which includes loans and purchases of assets) by banks with their nonbank affiliates. The amount of covered transactions that a bank may have is limited to 10% with any one nonbank affiliate and to 20% in aggregate of the bank's capital stock, surplus and undivided profits (net assets) after adding back the allowance for loan and lease losses. Covered transactions must be on terms and conditions consistent with safe and sound banking practices, and banks are precluded from purchasing low quality assets from affiliates, with very limited

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
exceptions. Furthermore, certain covered transactions are required to be secured by collateral having a market value equal to 100% or more of the amount of the transaction depending on the type of collateral. Based on these limitations, there was approximately $145.3 million available for covered transactions between the banks and their nonbank affiliates at December 31, 1993.

17. OFF-BALANCE SHEET ITEMS, COMMITMENTS AND CONTINGENT LIABILITIES

  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers and to manage the Corporation's exposure to fluctuations in interest rates. These financial instruments include unfunded commitments to extend credit, standby, commercial and similar letters of credit, commitments to sell securities, foreign exhange contracts, futures, forward and option contracts and interest rate contracts. When viewed in terms of the maximum exposure, these instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition.

  The contract or notional amount represents the extent of the Corporation's involvement in any particular class of instrument. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and commercial, standby and other letters of credit is represented by the contractual amounts of those instruments. The Corporation follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, futures and forward contracts, and options written, the contract and notional amounts do not represent exposure to credit loss. The Corporation controls the credit risk of these instruments through adherence to credit approvals, risk control limits and monitoring procedures.

  The Corporation evaluates each customer's credit worthiness on a case by case basis and requires collateral to support financial instruments when it is deemed necessary. The amount of collateral obtained upon extension of credit is based on Management's evaluation of the counterparty. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, income producing commercial properties, accounts receivable, property, plant and equipment, and inventory.

  Financial instruments whose contract amounts represent potential credit risk at December 31, 1993 and 1992 are shown below:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Commitments to extend credit............................. $4,839,763 $3,636,002
Standby letters of credit ...............................    425,491    400,325
Commercial and similar lines of credit ..................     70,561     46,029
Loans sold with recourse ................................     51,983     89,359
Securities lent..........................................    147,153    104,197

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The notional values of financial instruments whose contract or notional amounts do not represent potential credit risk at December 31, 1993 and 1992 are shown below:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1993     1992
                                                               -------- --------
                                                                (IN THOUSANDS)
Interest rate swaps .........................................  $629,559 $734,982
Options contracts purchased .................................    22,000   28,500
Interest rate caps and floors written and swaptions .........    72,305  203,841
Interest rate caps and floors purchased......................   238,260  364,591
Commitments to purchase securities, futures and forward con-
 tracts .....................................................    71,678    3,040
Commitments to sell securities, futures and forward contracts
 ............................................................   414,306  182,799
Commitments to purchase foreign exchange ....................   175,333  303,127
Commitments to sell foreign exchange ........................   175,899  302,706
Foreign exchange options written.............................   111,495       --
Foreign exchange options purchased...........................   101,495       --

  Specific discussion of these instruments along with the attendant risks, credit concentrations and collateral policies is as follows:

  Commitments to Extend Credit--These are legally binding contracts to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1993, binding commitments to extend credit by category were as follows:

                                                                  (IN THOUSANDS)
Commercial.......................................................   $1,778,765
Real estate......................................................      172,363
Retail...........................................................      531,104
Bankcard.........................................................    2,114,002
Leases receivable................................................        9,005
Foreign..........................................................      234,524
                                                                    ----------
    Total........................................................   $4,839,763
                                                                    ==========

  Standby, Commercial and Similar Letters of Credit--These instruments are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support the performance of products, services and contractual obligations or to support public and private borrowing arrangements, including commercial paper transactions, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Risks associated with standby letters of credit are reduced by participations to third parties. At December 31, 1993 and 1992, $2,500,000 and $1,000,000, respectively, of standby letters of credit had been participated to others.

  Securities Lent--These are the Corporation's securities and customers' securities held by the Corporation which are lent to third parties. The Corporation obtains collateral, with a market value exceeding 100 percent of the contract amount, for all securities lent which is used to indemnify the Corporation and customers against possible losses resulting from third party defaults.

  Interest Rate Swaps--These transactions generally involve the exchange of fixed and floating rate payment obligations without the exchange of the underlying principal amounts. Swaps are used as part of the Corporation's asset and liability management. In addition, interest rate swap activity may arise when the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

Corporation acts as an intermediary in arranging interest rate swap transactions for customers. The Corporation typically becomes a principal in the exchange of interest payments between the parties and, therefore, is exposed to loss should one party default. The Corporation minimizes credit risk by performing normal credit reviews on its swap customers and minimizes its exposure to interest rate risk inherent in interest rate swaps by entering into offsetting swap positions or other instruments that essentially counterbalance each other.

  Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. These amounts are derived by estimating the cost, on a present value basis, of replacing at current market rates all those outstanding agreements for which the Corporation would incur a loss in replacing the contract. At December 31, 1993 and 1992, the amounts at risk totaled $11,853,000 and $19,321,000, respectively.

  Options--Included in option contracts purchased are optional commitments to deliver mortgage loans to various investors in the amount of $22,000,000 and $28,500,000 at December 31, 1993 and 1992, respectively.

  Interest Rate Caps and Floors--These instruments are written by the Corporation to transfer, modify or reduce its customers' or its own interest rate exposure. Credit risk and interest rate risk are managed through the oversight procedures applied to other interest rate contracts, as well as through the purchase of offsetting cap and floor positions. The present value of caps and floors in a profitable position, which represents the credit risk on these instruments totaled $99,000 and $632,000 at December 31, 1993 and 1992, respectively. At December 31, 1993 and 1992, the Corporation had purchased $73,260,000 and $199,591,000 in notional principal amount interest rate caps and floors as offsetting positions to interest rate caps and floors written and $165,000,000 notional principal amount interest rate caps to hedge the interest rate risk associated with bankcard asset securitizations.

  Commitments to Purchase and Sell Securities, Futures and Forward Contracts-- These instruments are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise in these transactions through the possible inability of one of the counterparties to meet the terms of the contracts and from movements in interest rates or securities values. Included in forward contracts sold are mandatory commitments to deliver mortgage loans to various investors in the amounts of $305,557,000 and $178,512,000 at December 31, 1993 and 1992,
respectively, which are used to hedge the price risk associated with residential mortgages held-for-sale.

  Commitments to Purchase and Sell Foreign Exchange--As with commitments to sell securities, these future type agreements represent contractual obligations to purchase and sell foreign exchange at some future price. The potential risks associated with these obligations arise from fluctuations in foreign exchange rates, as well as the potential inability of the counterparty to perform under the contract. These risks are mitigated by offsetting sell positions as well as standard limiting and monitoring procedures. The exposure to loss on forward transactions can be estimated by calculating the cost to replace all profitable contracts outstanding. At December 31, 1993 and 1992, the Corporation's estimates of its exposure were $4,310,000 and $4,496,000, respectively.

  Securitized Assets--At the end of 1990 and during 1991 and 1992, the Corporation's subsidiaries securitized and sold manufactured housing and credit card receivables in amounts aggregating $496.0 million. The Corporation's subsidiaries continue to service the accounts for servicing fees which are comprised of the financial spread less estimated credit losses. Credit recourse is generally limited to future servicing income and certain balances maintained in trust for the benefit of investors. No gains or losses were recorded in connection with the sales.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of management, based on its review with counsel of these matters to date, disposition of all matters will not materially affect the consolidated financial position or results of operations of the Corporation and its subsidiaries.

18. RELATED PARTY TRANSACTIONS

  The Corporation has granted loans to certain of its executive officers, directors, principal holders of equity securities, and their associates (defined generally, as general partners of noncorporate entities, beneficial owners of at least 10% of equity securities of corporate borrowers, and members of their immediate families). Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans, exclusive of loans not exceeding $60,000 in the aggregate to any one person, was $29,893,000 and $41,513,000 at December 31, 1993 and 1992, respectively.
During 1993, $78,096,000 of new loans were made and repayments and other reductions totaled $89,716,000. At December 31, 1993, none of the loans outstanding were classified as nonaccrual, restructured or potential problem loans.

  Following the termination of the Corporation's Long Term Incentive Plan on March 21, 1989, the Corporation adopted its 1989 Long-Term Incentive Plan and Trust (the "1989 Plan"). The 1989 Plan provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of Allied Irish ("Common Stock") (or the equivalent thereof in Common Stock ADRs) and 200,000 Non-Cumulative Preference Share ADRs of Allied Irish ("Preferred Stock") (together the "Restricted Stock"). Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and held in trust under the 1989 Plan until the expiration of the relevant restriction period. During 1993, 1991 and 1989 awards were made under the 1989 Plan aggregating the equivalent of 2,035,680, 1,986,954 and 1,834,700 shares of Common Stock and 57,470, 70,361 and 50,704 shares of Preferred Stock, respectively, and expenses relative to this plan totaled $4,051,000, $2,942,000 and $4,022,000 in 1993, 1992 and 1991,
respectively. The awards are subject to a restriction period of at least three years.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments ("Statement 107"), requires that the Corporation disclose estimated fair values for financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

Cash and due from banks

  The carrying amounts for cash and due from banks reported on the consolidated statements of condition approximates fair value due to the short maturity of these instruments.

Money market investments

  Money market investments include interest bearing deposits in other banks, trading account securities, Federal funds sold, and securities purchased under agreements to resell. Fair values were determined as follows:

  Interest bearing deposits in other banks--The fair value of interest bearing deposits in other banks was determined by discounting the cash flows associated with these instruments using an appropriate discount

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
rate. Current middle market rates for deposits with similar characteristics to the financial instrument being valued were obtained from offshore eurodollar dealers and used as discount rates.

  Trading account securities--The fair values for the Corporation's trading account securities are based on quoted market prices and trading account securities are recognized on the consolidated statements of condition at fair value.

  Federal funds sold--The carrying amount of federal funds sold reported on the consolidated statement of condition approximates fair value due to the overnight maturity of these instruments.

  Securities purchased under agreements to resell--The fair value of securities purchased under agreements to resell was determined by discounting the cash flows associated with these instruments using an appropriate discount rate. Market rates for financial instruments with similar characteristics to the financial instrument being valued were used as the discount rate. Market rates were based on an average of quotes obtained from several securities dealers.

  The carrying values and fair values of money market investments consisted of the following at December 31, 1993 and 1992:

                                                    1993              1992
                                              ----------------- ----------------
                                              CARRYING   FAIR   CARRYING  FAIR
                                               AMOUNT   VALUE    AMOUNT   VALUE
                                              -------- -------- -------- -------
                                                        (IN THOUSANDS)
Interest bearing deposits in other banks....  $    406 $    406 $20,100  $20,105
Trading account securities..................    53,337   53,337   7,616    7,616
Federal funds sold..........................   121,000  121,000     --       --
Securities purchased under agreements to re-
 sell.......................................    21,830   21,824  22,122   22,123
                                              -------- -------- -------  -------
    Total money market investments..........  $196,573 $196,567 $49,838  $49,844
                                              ======== ======== =======  =======

Investment securities

  The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from external securities dealers.

  The carrying amounts and fair values of investment securities is presented in
Note 4 of the Notes to the Consolidated Financial Statements. The available-for-sale securities are carried at fair value.

Loans

  Loans were segmented into portfolios with similar financial characteristics, such as commercial, commercial real estate, residential mortgage, retail, bankcard and foreign loans. Each loan category was further segmented by fixed and adjustable rate interest terms and by performing and nonperforming categories. Taxable fixed rate loans were valued separately from tax exempt loans. Commercial real estate was further segmented between investment and owner occupied properties.

  The fair value of fixed rate performing loans except residential mortgages was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturity was based on the Corporation's historical experience with repayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions. Adjustable rate loans were considered to be at fair value if there had not been any significant deterioration in the credit risk of the borrower. Adjustable

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
rate loans which had deteriorated in credit quality since their origination date were further discounted to reflect a reduction in fair value. Residential mortgages were valued based on quoted market prices for comparable mortgage-backed securities.

  The fair value for significant nonperforming loans was determined by reducing the book value of nonperforming loans by the specific loan loss reserves established for these loans. Specific reserves were established by using appraisals, available market information and specific borrower information.

  The fair value estimate for bankcard receivables is based on the value of existing loans at December 31, 1993 and 1992. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio. Recent portfolio sales indicate that if this additional value had been considered, the fair value estimate for bankcard receivables would have increased by approximately 10% of the carrying amount of the receivables.

  The fair value of LDC loans was based on market quotes where available and, where not available, on quoted market prices of LDC debt with similar characteristics with appropriate adjustments if necessary.

  The carrying amounts and fair values of loans receivable consisted of the following at December 31, 1993 and 1992:

                                           1993                   1992
                                   ---------------------- ----------------------
                                    CARRYING      FAIR     CARRYING      FAIR
                                     AMOUNT      VALUE      AMOUNT      VALUE
                                   ----------  ---------- ----------  ----------
                                                 (IN THOUSANDS)
Commercial........................ $1,626,080  $1,618,994 $1,744,410  $1,733,368
Real estate, construction.........    284,008     275,627    326,756     309,500
Real estate, mortgage:
 Residential......................    497,543     504,019    381,696     390,952
 Commercial.......................    957,568     929,931    896,965     875,072
Retail............................    885,117     888,214    940,728     943,891
Bankcard..........................    527,657     561,470    494,851     520,136
Foreign...........................    207,927     206,145    175,387     172,074
                                   ----------  ---------- ----------  ----------
                                    4,985,900   4,984,400  4,960,793   4,944,993
Allowance for credit losses.......   (196,702)              (196,331)
                                   ----------  ---------- ----------  ----------
    Total loans................... $4,789,198  $4,984,400 $4,764,462  $4,944,993
                                   ==========  ========== ==========  ==========

  The majority of the loans held-for-sale at December 31, 1993 and 1992 were residential mortgages. The carrying amount and fair value of loans held-for-sale at December 31, 1993 and 1992 were as follows:

                                                   1993              1992
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                                       (IN THOUSANDS)
Loans held-for-sale......................... $269,222 $272,481 $158,108 $160,189
                                             ======== ======== ======== ========

Accrued interest receivable

  The carrying amount of accrued interest receivable approximates its fair value.

Deposits

  Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and money market and savings accounts, is equal to the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
amount payable on demand as of December 31, 1993 and 1992. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for retail certificates of deposits was estimated using the rate currently offered for deposits of similar remaining maturities. The discount rate for large denomination time deposits which includes commercial, brokered, public funds and negotiable CD's and deposit notes was determined by using quotations from pricing services or obtaining quotes from securities dealers depending on the type of deposit being valued.

  The carrying amounts and fair values of deposits consisted of the following at December 31, 1993 and 1992:

                                             1993                  1992
                                     --------------------- ---------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Noninterest bearing deposits........ $1,914,452 $1,914,452 $1,801,942 $1,801,942
Interest bearing demand.............    587,512    587,512    538,279    538,279
Money market accounts...............  1,341,998  1,341,998  1,456,743  1,456,743
Savings.............................  1,120,517  1,120,517    913,124    913,124
Retail time.........................  1,413,774  1,420,992  1,550,579  1,560,020
Large denomination time.............    284,024    290,797    440,002    449,093
Foreign Time........................    111,880    111,854    118,422    118,418
                                     ---------- ---------- ---------- ----------
    Total deposits.................. $6,774,157 $6,788,122 $6,819,091 $6,837,619
                                     ========== ========== ========== ==========

Federal funds purchased and securities sold under repurchase agreements

  Federal funds purchased--The carrying amount of Federal funds purchased approximates its fair value due to the overnight maturities of these financial instruments.

  Securities sold under agreements to repurchase--The fair value of securities sold under agreements to repurchase was determined by discounting the cash flows associated with these instruments using an appropriate discount rate. Market rates for financial instruments with similar characteristics to the financial instrument being valued were used as the discount rate. Market rates were based on an average of quotes obtained from several securities dealers. In the case of dollar roll repurchase agreements which are unique instruments with no quoted market rates, market values were estimated using an equivalent maturity repurchase agreement market rate.

  The carrying amounts and fair values of federal funds purchased and securities sold under repurchase agreements consisted of the following at December 31, 1993 and 1992:

                                                  1993              1992
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
Federal funds purchased.................... $285,676 $285,676 $309,350 $309,350
Securities sold under agreements to repur-
 chase.....................................  462,590  462,445  270,163  270,126
                                            -------- -------- -------- --------
                                            $748,266 $748,121 $579,513 $579,476
                                            ======== ======== ======== ========

Other borrowed funds, short term

  The master demand notes of the Corporation and the Treasury tax and loan balances reprice daily. The carrying amount of these financial instruments approximates fair value. The book value of other short-term borrowings also approximates its fair value.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

Long-term debt

  The fair value of long-term debt was calculated by discounting the cash flows associated with these instruments using appropriate discount rates. Market rates for financial instruments with equivalent credit risk characteristics and equivalent maturities were obtained from investment bankers and used as discount rates in the valuation model.

  The carrying amount and fair values of long-term borrowings consisted of the following at December 31, 1993 and 1992:

                                                   1993              1992
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                                       (IN THOUSANDS)
Long-term debt.............................. $189,577 $208,792 $190,396 $201,466
                                             ======== ======== ======== ========

Accrued interest payable

  The carrying amount of accrued interest payable approximates its market value.

Interest rate swaps agreements, interest rate caps and floors, foreign exchange options contracts and swaptions

  The fair value of interest rate swaps, interest rate caps and floors, foreign exchange options contracts and swaptions is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the credit worthiness of the counterparties.

  The notional amount, and estimated fair value for interest rate swaps, interest rate caps and floors, foreign exchange options contracts and swaptions at December 31, 1993 and 1992 consisted of the following:

                                                   1993              1992
                                              ---------------  ----------------
                                              NOTIONAL  FAIR   NOTIONAL  FAIR
                                               AMOUNT  VALUE    AMOUNT   VALUE
                                              -------- ------  -------- -------
                                                       (IN THOUSANDS)
Interest rate swaps.......................... $629,559 $3,357  $734,982 $ 4,440
Interest rate caps and floors................  310,565   (123)  553,432  (1,971)
Foreign exchange options contracts...........  212,990  2,742       --      --
Swaptions....................................      --     --     15,000     (17)

Commitments to extend credit and standby letters of credit

  The Corporation's commercial loan, commercial mortgage and construction mortgage commitments to extend credit move with market rates, therefore, they are not subject to interest rate risk. A significant portion of the Corporation's commercial loan and commercial mortgage commitment fees are determined retrospectively and are recognized as service fee income on the fee determination date. It was not considered practicable to develop fair value disclosures for loan commitments due to the difficulty involved in estimating future commitment fees when the fee determination date is at the end of the determination period. Fee income recognized as noninterest income totaled $2.3 million and $1.9 million for the years ended December 31, 1993 and 1992, respectively. The Corporation had $38,431,000 and $24,569,000 of residential mortgage commitments outstanding at December 31, 1993 and 1992 with estimated fair values of $1,245,000 and $620,000, respectively.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Corporation uses a variety of billing methods for its outstanding standby and commercial letters of credit. Fees may be billed in advance or in arrears on an annual, quarterly or monthly basis. It was not considered practicable to perform a fair value calculation on standby and commercial letters of credit because each customer relationship would have to be separately evaluated. The majority of the Corporation's standby and commercial letters of credit would have a positive fair value due to the unbilled and unrecognized fee income associated with these off-balance sheet commitments. At December 31, 1993 and 1992, deferred commissions on standby and commercial letters of credit totaled $811,000 and $602,000, respectively. Total fee income on standby and commercial letters of credit was $4.9 million and $4.4 million for the years ended December 31, 1993 and 1992.

Limitations

  Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

  Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities not considered financial instruments.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

20. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  Following is condensed financial information of First Maryland Bancorp (parent company only):

             CONDENSED STATEMENTS OF INCOME FIRST MARYLAND BANCORP

                                                     YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1993      1992     1991
                                                     --------  --------  -------
                                                          (IN THOUSANDS)
Income:
Dividends from subsidiaries:
  Bank subsidiaries................................  $ 44,500  $106,968  $38,000
  Nonbank subsidiaries.............................     6,554     3,823   18,253
Interest income from subsidiaries:
  Bank subsidiaries................................     8,784     6,641   15,493
  Nonbank subsidiaries.............................    11,753    14,379   20,230
  Other interest and dividend income...............     9,697     9,203   10,879
Other income.......................................     7,261     4,356    3,781
                                                     --------  --------  -------
    Total income...................................    88,549   145,370  106,636
                                                     --------  --------  -------
Expenses:
Interest expense, short-term debt..................    12,513    17,164   23,010
Interest expense, long-term debt...................    17,312    15,850   20,041
Other expenses.....................................     7,344     5,513    7,451
                                                     --------  --------  -------
    Total expenses.................................    37,169    38,527   50,502
                                                     --------  --------  -------
Income before taxes and equity in undistributed net
 income of subsidiaries............................    51,380   106,843   56,134
Income tax (credit) expense........................      (222)   (1,512)     501
                                                     --------  --------  -------
Income before equity in undistributed net income of
 subsidiaries......................................    51,602   108,355   55,633
Equity in undistributed net income of subsidiaries.    62,266   (15,882)  19,423
                                                     --------  --------  -------
Net income.........................................  $113,868  $ 92,473  $75,056
                                                     ========  ========  =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED) CONDENSED STATEMENTS OF CONDITION FIRST MARYLAND BANCORP

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks ................................. $    9,845 $       89
Interest bearing deposits in other banks.................    443,777    271,335
Securities purchased under agreements to resell .........         58         50
Investment securities available for sale.................     33,291        --
Investment securities ...................................      8,507     31,739
Investment in subsidiaries:
  Bank subsidiaries .....................................    674,873    597,183
  Nonbank subsidiaries ..................................     42,754     32,628
Loans and advances to subsidiaries:
  Bank subsidiaries .....................................     76,000     76,000
  Nonbank subsidiaries ..................................    316,448    250,038
  Premises and equipment.................................      4,120        --
Other assets ............................................     40,455     34,471
                                                          ---------- ----------
    Total assets ........................................ $1,650,128 $1,293,533
                                                          ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt..........................................   $463,682 $  389,874
Long-term debt...........................................    189,577    189,521
Other liabilities .......................................     20,075     19,980
                                                          ---------- ----------
    Total liabilities ...................................    673,334    599,375
                                                          ---------- ----------
Stockholders' equity.....................................    976,794    694,158
                                                          ---------- ----------
    Total liabilities and stockholders' equity........... $1,650,128 $1,293,533
                                                          ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             FIRST MARYLAND BANCORP

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1993      1992       1991
                                                 --------  ---------  ---------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Income before undistributed net income of
   subsidiaries................................  $ 51,602   $108,355  $  55,633
  Adjustments to reconcile net income to net
   cash provided by operating activities.......     1,508      7,188        591
                                                 --------  ---------  ---------
    Net cash provided by operating activities..    53,110    115,543     56,224
                                                 --------  ---------  ---------
INVESTING ACTIVITIES
  Proceeds from sales of investment securities.     2,100      1,556     10,849
  Proceeds from paydowns and maturities of in-
   vestment securities.........................     3,000        452      6,336
  Purchases of investment securities...........    (9,572)   (12,364)   (14,769)
  Net decrease (increase) in short-term invest-
   ments.......................................        (8)       --     210,000
  Investment in subsidiaries...................   (10,686)      (702)  (152,084)
  Net increase in loans to subsidiaries, short-
   term........................................   (67,284)   (46,057)   (61,471)
  Long-term loans to subsidiaries..............       --     (41,000)       --
  Principal collected on long-term loans to
   subsidiaries................................       875    110,825        825
  Purchase of restricted stock for compensation
   plan........................................    (4,809)    (2,553)       --
  Purchases of premises and equipment..........      (120)       --         --
  Proceeds from sales of premises and equip-
   ment........................................       175        --         --
  Other, net...................................    (3,194)    (3,881)    (3,434)
                                                 --------  ---------  ---------
    Net cash (used for) provided by investing
     activities................................   (89,523)     6,276     (3,748)
                                                 --------  ---------  ---------
FINANCING ACTIVITIES
  Net increase (decrease) increase in short-
   term borrowings.............................    73,808   (143,134)   146,169
  Proceeds from the issuance of long-term debt.       --      99,564        --
  Principal payment on long-term debt..........       --     (50,825)   (60,825)
  Proceeds from the issuance of preferred
   stock.......................................   144,803        --         --
                                                 --------  ---------  ---------
    Net cash provided by (used for) financing
     activities................................   218,611    (94,395)    85,344
                                                 --------  ---------  ---------
Increase in cash and cash equivalents(1).......   182,198     27,424    137,820
Cash and cash equivalents at beginning of year.   271,424    244,000    106,180
                                                 --------  ---------  ---------
Cash and cash equivalents at end of year.......  $453,622  $ 271,424  $ 244,000
                                                 ========  =========  =========

- --------
(1) Cash and cash equivalents include those amounts under the captions "Cash and due from banks" and "Interest bearing deposits in other banks" on the condensed statements of condition. There were no unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method for the three years ended December 31, 1993.

         MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of First Maryland Bancorp has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report on Form 10-K. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect the substance of events and transactions that should be included. The financial statements include amounts that are based on Management's best estimates and judgments.

  Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with Management's authorization, that financial records are reliable as the basis for the preparation of all financial statements, and that the Corporation's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs and controls in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The Corporation maintains an internal audit program to monitor compliance with the system of internal accounting control.

  The audit committee of the Board of Directors, comprised solely of outside directors, meets at least quarterly with the independent public accountants, KPMG Peat Marwick, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors each meet privately with the committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

  The financial statements in this annual report on Form 10-K have been examined by the Corporation's independent public accountants for the purpose of expressing an opinion as to the fair presentation of the financial statements. Their independent professional opinion on the Corporation's financial statements is presented on the following page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders First Maryland Bancorp:

  We have audited the accompanying consolidated statements of condition of First Maryland Bancorp and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Maryland Bancorp and subsidiaries at December 31, 1993 and 1992 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 12, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993; SFAS No. 109, "Accounting for Income Taxes" retroactive to January 1, 1990; and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" effective in 1993.

                                          KPMG Peat Marwick

Baltimore, Maryland February 10, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                    PART III

  Items 10-13 of this Annual Report will be filed by amendment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements: See Item 8.

    2. Financial Statement Schedules: None.

    3. Exhibits:

      (3.1) Articles of Incorporation and Bylaws. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Form SE containing Exhibits to the Corporation's Registration Statement on Form S-1 filed March 13, 1992.)

      (3.2) Articles Supplementary creating the 7.875% Noncumulative Preferred
            Stock, Series A (Incorporated by reference to Exhibit 3 of the Corporation's Registration Statement on Form S-3 filed November 16, 1993, File No. 33-51065.)

      (4.1) The Corporation agrees to furnish to the Securities and Exchange
            Commission upon request a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.

      (4.2) Form of Preferred Stock Certificate (Incorporated by reference to
            Exhibit 4 of the Corporation's Registration Statement on Form S-3 filed November 16, 1993, File No. 33-51065.)

       (10) Material contracts. (Incorporated by reference to Exhibits 10.1 through 10.19 to the Form SE containing Exhibits to the Corpora-tion's Registration Statement on Form S-1 filed March 13, 1992.)

       (24) Power of Attorney.

  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the quarter ended December 31, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Maryland Bancorp

                                                 /s/ Charles W. Cole, Jr.
                                          By __________________________________
                                             (CHARLES W. COLE, JR., PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

      /s/ Charles W. Cole, Jr.          President and Chief     March 30, 1994
- -------------------------------------    Executive Officer
       (CHARLES W. COLE, JR.)

PRINCIPAL FINANCIAL OFFICER:

       /s/ Robert W. Schaefer           Executive Vice          March 30, 1994
- -------------------------------------    President
        (ROBERT W. SCHAEFER)

PRINCIPAL ACCOUNTING OFFICER:

         /s/ James A. Smith             Senior Vice             March 30, 1994
- -------------------------------------    President
          (JAMES A. SMITH)

MAJORITY OF THE BOARD OF DIRECTORS:

Benjamin L. Brown, Jeremiah E. Casey, Charles W. Cole, Jr., J. Owen Cole, Edward A. Crooke, John F. Dealy, Mathias J. DeVito, Rhoda M. Dorsey, Jerome W. Geckle, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Kevin J. Kelly, Henry J. Knott, Jr., Thomas P. Mulcahy, William M. Passano, Jr., Robert I. Schattner and Brian V. Wilson.

       /s/ Robert W. Schaefer           Attorney-in-Fact        March 30, 1994
By _________________________________
        (ROBERT W. SCHAEFER)