Form 10-K/A
period 1993-12-31
FIRST MARYLAND BANCORP
filed 1994-03-31
CIK 36510

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A-1

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

                                  410-244-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
          -------------------                ------------------------------
 7.875% Noncumulative Preferred Stock,                 registered
                                                       ----------
                Series A                     New York Stock Exchange, Inc.

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

                                Yes  X   No
                                   ----    ----
  State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 ALL VOTING STOCK (16,985,149 SHARES OF COMMON STOCK, $5.00 PAR VALUE) IS OWNED
          BY ALLIED IRISH BANKS, P.L.C., AN IRISH BANKING CORPORATION.


================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  Set forth below is certain biographical information relating to the members of the Board of Directors of First Maryland Bancorp (the "Corporation"). Unless otherwise indicated, the principal occupation listed has been the principal occupation for the last five years. Each director is elected annually. There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director.

  Benjamin L. Brown is 64 years old and has served as a director of the Corporation and the First National Bank of Maryland ("First National"), a wholly-owned subsidiary of the Corporation, since 1990. He is General Counsel and Executive Director of the National Institute of Municipal Law Officers, a nationwide service organization directed toward assisting municipal attorneys.

  Jeremiah E. Casey is 54 years old and has served as a director of the Corporation since 1983 and of First National since 1985. He is Chairman of the Corporation and First National, and since 1989 has been Chief Executive, USA of Allied Irish Banks, p.l.c. ("AIB"), the parent of the Corporation, and has been a director since 1992. Mr. Casey is also a director of The Rouse Company, a real estate development, management and ownership company.

  Charles W. Cole, Jr. is 58 years old and has served as a director of the Corporation and of First National since 1977. He is President and Chief Executive Officer of the Corporation and of First National.

  J. Owen Cole is 64 years old and has served as a director of the Corporation since 1974 and of First National since 1968. He was Chairman of the Board of the Corporation and of First National until 1987. Mr. Cole is also a director of Baltimore Gas & Electric Company, a public utility company ("BG&E"), Farm Credit Bank of Baltimore, and Blue Cross/Blue Shield of Maryland, Inc.

  Edward A. Crooke is 55 years old and has served as a director of the Corporation and of First National since 1985. He has been President and Chief Operating Officer of BG&E since 1993, prior to which he was President--Utility Operations, and he has been a director of BG&E since 1988.

  John F. Dealy is 54 years old and has served as a director of the Corporation and of First National since 1981. He is Distinguished Professor of the Georgetown University School of Business and Senior Counsel to the law firm of Shaw, Pittman, Potts and Trowbridge.

  Mathias J. DeVito is 63 years old and has served as a director of the Corporation and of First National since 1974. He is Chairman of the Board and Chief Executive Officer of The Rouse Company. He is also a director of USAir Group, Inc.

  Rhoda M. Dorsey is 66 years old and has served as a director of the Corporation and of First National since 1975. She is President of Goucher College. She is also a director of The Chesapeake and Potomac Telephone Company of Maryland and USF&G Corporation.

  Jerome W. Geckle is 64 years old and has served as a director of the Corporation and of First National since 1975. He retired as Chairman of the Board of PHH Corporation in 1989, prior to which he was Chairman and Chief Executive Officer. He is also a director of BG&E.

  Frank A. Gunther, Jr. is 62 years old and has served as a director of the Corporation and of First National since 1976. He is the retired Chairman of the Board and President of Albert Gunther Inc. He is also a director of Blue Cross/Blue Shield of Maryland, Inc.

  Curran W. Harvey, Jr. is 65 years old and has served as a director of the Corporation and of First National since 1985. He is General Partner of Spectra Enterprise Associates and a Special Partner of New Enterprise Associates, each venture capital limited partnerships.

  Margaret M. Heckler is 62 years old and has served as a director of the Corporation since 1989. She is a practicing attorney in Washington, D.C. and was U.S. Ambassador to Ireland from 1985 to 1989.

  Kevin J. Kelly is 52 years old and has served as a director of the Corporation since 1991. He has been Group Financial Director and a director of AIB since 1991, prior to which he was Managing Partner of Coopers & Lybrand, Administrator of PMPA Insurance Company and Group Chief Executive of Agra Group.

  Henry J. Knott is 55 years old and has served as a director of the Corporation and of First National since 1981. He is Chairman and Chief Executive Officer of Real Estate Resource Management, Inc., a real estate management company.

  Thomas P. Mulcahy is 52 years old and has served as a director of the Corporation since 1993. He was elected Group Chief Executive of AIB commencing January 1, 1994, prior to which he was Group General Manager of AIB's Capital Markets Division. He has been a director of AIB since 1990.

  William M. Passano, Jr. is 65 years old and has served as a director of the Corporation and of First National since 1974. He was Chairman, Chief Executive Officer and a director of Waverly Inc., a publisher of medical books and periodicals, until April 1991, since which time he has been Chairman and a director.

  Robert I. Schattner is 68 years old and has served as a director of the Corporation and of First National since 1977. He is President of The R. Schattner Foundation for Medical Research and President and Chief Executive Officer of Sporicidin International.

  Brian V. Wilson is 48 years old and has served as a director of the Corporation since January 1994. He has been Group General Manager of AIB's Ireland Division since 1989 and a director of AIB since 1990.

EXECUTIVE OFFICERS

  The following persons are the executive officers of the Corporation. Each was elected to serve for a one year term. Except as contemplated by the employment agreements referred to below, there are no arrangements or understandings between such persons and any other persons pursuant to which he was or is to be elected as an executive officer. Each has been an executive officer of the Corporation for at least five years.

                                                               YEAR ELECTED
                      NAME AND POSITION                  AGE EXECUTIVE OFFICER
                      -----------------                  --- -----------------
     Jeremiah E. Casey..................................  54       1985
       Chairman of the Board
     Charles W. Cole, Jr. ..............................  58       1973
       President and Chief Executive Officer
     David M. Cronin....................................  44       1989
       Executive Vice President and Treasurer
     Frederick W. Meier, Jr. ...........................  50       1984
       Executive Vice President
     William T. Murray, III.............................  62       1976
       Executive Vice President
     Joseph E. Peters...................................  55       1982
       Executive Vice President
     Robert W. Schaefer.................................  60       1973
       Executive Vice President

  On January 28, 1994 Mr. Charles W. Cole, Jr. announced his intention to retire. On March 8, 1994 Mr. Frank P. Bramble was elected to serve as President and Chief Executive Officer of the Corporation and of First National, commencing April 1, 1994. Mr. Bramble previously served as Chairman of NationsBank Maryland and President and Chief Executive Officer of MNC Financial, Inc.

  The Corporation registered its Common Stock (all of which is owned by AIB) under Section 12(g) of the Securities Exchange Act of 1934 (the "Act") in May 1993, which made the Corporation subject to Section 16 of said Act and required the filing by each director and officer of a Form 3 (Initial Statement of Beneficial Ownership of Securities). The Corporation's officer responsible for this regulation inadvertently filed the Form 3s of James A. Smith, the Corporation's Chief Accounting Officer, and Thomas P. Mulcahy, who became a director in September 1993, later than the required time.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the annual and long-term compensation of the Corporation's Chief Executive Officer and the four other most highly compensated executive officers who served as executive officers at year end 1993, for services to the Corporation in all capacities during each of the three years ended December 31, 1993:

                                                         LONG TERM
                                    ANNUAL COMPENSATION COMPENSATION
                                    --------------------------------
                                                         RESTRICTED
                                                           STOCK        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR  SALARY   BONUS(1)  AWARD(S)(2)  COMPENSATION(3)
- - ---------------------------    ---- --------- ---------------------- ---------------
  Jeremiah E. Casey, .......   1993 $ 584,000 $ 394,200   $525,000      $ 22,096
    Chairman                   1992   553,500   373,700        -0-        20,406
                               1991   525,000   309,750    500,000
  Charles W. Cole, Jr., ....   1993   584,000   394,200    525,000        32,754
    President and CEO          1992   553,500   373,700        -0-        30,758
                               1991   525,000   309,750    500,000
  Joseph E. Peters, ........   1993   336,600   176,700    285,000        19,833
    Executive Vice President   1992   319,000   167,500        -0-        18,537
                               1991   301,000   158,025    260,000
  Frederick W. Meier, Jr., .   1993   298,350   156,600    250,000        13,869
    Executive Vice President   1992   282,750   148,500        -0-        12,725
                               1991   268,750   141,094    225,000
  Robert W. Schaefer, ......   1993   289,100   151,800    245,000        28,756
    Executive Vice President   1992   274,000   143,900        -0-        27,085
                               1991   258,000   135,450    220,000

- - --------
(1) Bonuses are earned in the year specified and paid in the following year, except that the 1993 bonus was paid in 1993.
(2) This column shows the market value of awards of AIB restricted stock on the date of grant. Restrictions on the stock lapse in equal amounts on the third, fourth and fifth anniversaries of each respective grant (except that, with respect to the awards granted in 1991, the first one-third vested in December 1993 for all executives except Mr. Casey). Dividends are paid on restricted stock in the same manner and amount as paid on the same unrestricted securities. Number and values of restricted stock holdings at December 31, 1993 were as follows:

                                  NUMBER AND VALUE OF AIB RESTRICTED STOCK
                                  ---------------------------------------------
                NAME              ORDINARY     ORDINARY ADRS    PREFERRED ADRS
                ----              ------------ --------------   ---------------
   Jeremiah E. Casey.............       46,209          47,025           10,243
                                  $    200,085  $    1,199,138     $    290,645
   Charles W. Cole, Jr. .........                       39,182            7,298
                                                $      999,141     $    207,081
   Joseph E. Peters..............                       20,912            3,888
                                                $      533,256     $    110,322
   Frederick W. Meier, Jr. ......                       18,249            3,389
                                                $      465,350     $     96,163
   Robert W. Schaefer............                       17,867            3,316
                                                $      455,609     $     94,092

(3) Consists solely of the value of split-dollar life insurance premiums paid pursuant to the Corporation's Executive Life Insurance Program during 1993 of 17,599, 28,257, 15,336, 9,372 and 24,259 for Messrs. Casey, Cole,
    Peters, Meier and Schaefer respectively, and matching contributions under the Corporation's Thrift Plan of $4,497 for each of the named executive officers. This information is not required for 1991.

  The Corporation has not issued any options or SARs to any of the named executive officers during the three years ended December 31, 1993, and there are no options or SARs currently outstanding.

PENSION PLANS

  The following table shows the estimated annual pension benefits payable to a covered employee at age 65 under the Corporation's qualified defined benefit pension plan and non-qualified supplemental pension plan:

                                  ANNUAL RETIREMENT BENEFIT AT AGE 65
                                    WITH YEARS OF SERVICE INDICATED
                              -----------------------------------------------------
         AVERAGE ANNUAL                                                  25 YEARS
            EARNINGS           15 YEARS             20 YEARS              OR MORE
         --------------       -----------          -----------          -----------
             400,000              200,000              220,000              280,000
             600,000              300,000              330,000              420,000
             800,000              400,000              440,000              560,000
           1,000,000              500,000              550,000              700,000
           1,200,000              600,000              660,000              840,000

  A participant's remuneration covered by the pension plans is average total compensation (salary, bonus and all other compensation other than compensation attributable to restricted stock awards) for the three calendar years during the last ten years of the participant's career for which the average is the highest. The estimated years of service for each of the named executive officers is as follows: Mr. Casey, 36 years; Mr. Cole, 33 years; Mr. Meier, 25 years; Mr. Peters, 33 years; Mr. Schaefer, 43 years. Benefits shown in the table are computed on the basis of a straight life annuity commencing at age 65 and are reduced by Social Security benefits.

DIRECTOR COMPENSATION

  Each director who is not also an officer of the Corporation receives an annual retainer of $15,500 in cash or Common Stock ADRs having a value of $17,000, at the director's option, plus $1,000 for attendance at each meeting of the Board and between $900 and $1,100 for attendance at meetings of committees of the Board. In addition, each committee chairperson receives an additional $300 per meeting, other than the chairman of the Management and Compensation Committee, who receives an annual retainer of $6,500 in lieu of an additional fee per meeting.

EMPLOYMENT AGREEMENTS

  The Corporation and First National (the "Employers") have entered into employment agreements with Messrs. Casey and Cole (the "Executives"), each of which runs until June 30, 1994. The employment agreements generally provide that in the event of termination of employment by resignation of the Executive due to a significant change in the nature or scope of his authorities or duties or to a reduction in total compensation from that previously provided or to the breach by either of the Employers of any other provision of the employment agreement, then during the remainder of the employment period the Employers shall continue to pay the Executive his salary in effect immediately prior to the date of termination plus an annual bonus payable at the customary time during the employment period. During the remainder of the employment period the Executive is entitled to continue to participate in all benefit programs, plans and arrangements of the Employers or, if such benefits are not available, to receive payment of equivalent benefits. The Executive may in his discretion elect within 60 days after such termination to be paid a lump sum or other agreed severance allowance in lieu of termination benefit in an amount of cash to be negotiated. In the event of termination due to the total disability of the Executive, the Executive is entitled to receive an amount equal to six months salary and benefits under all applicable sickness, accident or health insurance, deferred compensation plan or flexible benefits programs for two years following the date of total disability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Messrs. Casey, Cole, Crooke, DeVito, Dermot Egan (who retired as a director in December 1993) and Geckle served on the Corporation's Management and Compensation Committee during 1993. Mr.Casey was

Chairman of the Corporation during 1993 and Mr. Cole was President and Chief Executive Officer. Mr. DeVito is Chairman and Chief Executive officer of The Rouse Company, which maintains various banking relationships with First National. In addition, First National has loans outstanding to, and leases certain facilities from, various affiliates of The Rouse Company, under which the aggregate amount payable during 1993 was approximately $473,000. All such loans were made in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features, and the terms of such leases are at least as favorable to First National as could be obtained elsewhere. Mr. Casey served on the Personnel Committee of The Rouse Company, which Committee has certain responsibilities relating to the compensation of executive officers of The Rouse Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Allied Irish Banks plc, Bankcentre, Ballsbridge, Dublin 4, Ireland has owned 100% of the Corporation's Common Stock since March 21, 1989. Messrs. Casey, Kelly, Mulcahy and Wilson are directors and executive officers of AIB, and as such, each may be deemed to be the beneficial owner of 100% of the Corporation's Common Stock.

  No director or named executive officer of the Corporation owns any of the Corporation's Preferred Stock.

  The following table sets forth the number of AIB Ordinary Shares (including such shares held in the form of AIB Ordinary ADRs but excluding directors' qualifying shares) and AIB Preferred Stock ADRs owned beneficially by each named executive officer and director of the Corporation and by all executive officers and directors as a group:

                                    ORDINARY SHARES       PREFERRED STOCK ADRS
                                 ------------------------ ---------------------
                                              PERCENT OF            PERCENT OF
                                 NUMBER OF      SHARES    NUMBER OF   SHARES
                                  SHARES      OUTSTANDING  SHARES   OUTSTANDING
                                 ---------    ----------- --------- -----------
 Executive Officers(1)
Jeremiah E. Casey...............   464,750           (2)   16,801          (2)
Charles W. Cole, Jr. ...........   430,550           (2)   12,801          (2)
Frederick W. Meier, Jr. ........   149,438           (2)    8,698          (2)
Joseph E. Peters................   212,714           (2)   11,479          (2)
Robert W. Schaefer..............   176,678           (2)    5,000          (2)
 Directors
Benjamin L. Brown...............       --         --          --        --
J. Owen Cole....................       --         --        1,000          (2)
Edward A. Crooke................       --         --          --        --
John F. Dealy...................       --         --          --        --
Mathias J. DeVito...............       --         --          --        --
Rhoda M. Dorsey.................       --         --          --        --
Jerome W. Geckle................       --         --          --        --
Frank A. Gunther, Jr. ..........       --         --          --        --
Curran W. Harvey, Jr. ..........       --         --          --        --
Margaret M. Heckler.............       --         --          --        --
Kevin J. Kelly..................    15,315(3)        (2)      --        --
Henry J. Knott..................       --         --          --        --
Thomas P. Mulcahy...............   293,125(3)        (2)      --        --
William M. Passano, Jr. ........       --         --          --        --
Robert I. Schattner.............    20,516           (2)      --        --
Brian V. Wilson.................   205,000(3)        (2)      --        --
All executive officers and di-
 rectors as a group (23 per-
 sons).......................... 2,301,536           (2)   65,788          (2)

- - --------
(1) With respect to executive officers, includes holdings of restricted stock.
(2) Beneficial ownership does not exceed one percent of the shares of such class outstanding.
(3) Includes shares subject to presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Directors and officers of the Corporation, members of their immediate families and AIB and certain affiliates were customers of, and had transactions with, the Corporation, First National and other subsidiaries of the Corporation in the ordinary course of business during 1993. Similar transactions in the ordinary course of business may be expected to take place in the future.

  All loans to executive officers and directors and members of their immediate families and to Allied Irish and certain affiliates were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. Of the loans outstanding at December 31, 1993, none were contractually past due 90 days or more as to principal or interest and none were classified as nonaccrual, restructured or potential problem loans.

  Mathias J. DeVito, a director of the Corporation and of First National, is Chairman of the Board and Chief Executive Officer of The Rouse Company, and Mr. Casey is a director of The Rouse Company. Transactions between the Corporation and The Rouse Company and their subsidiaries and affiliates are described under "Compensation Committee Interlocks and Insider Participation" above.

  In 1993, the law firm of Shaw, Pittman, Potts and Trowbridge, of which Mr. Dealy, a director of the Corporation and First National, is Senior Counsel, provided legal services to the Corporation.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Maryland Bancorp

                                                  /s/ Robert W. Schaefer
                                          By___________________________________
                                            (ROBERT W. SCHAEFER EXECUTIVE VICE
                                                        PRESIDENT)

Dated: March 31, 1994