Form 10-Q
period 1994-03-31
FIRST MARYLAND BANCORP
filed 1994-05-11
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                         OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to _________

                           Commission file number 1-7273
                       _____________________________________


                               FIRST MARYLAND BANCORP
                 (Exact name of registrant as specified in its charter)


               Maryland                                 52-0981378
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

     25 South Charles Street, Baltimore, Maryland          21201
       (Address of principal executive offices)         (Zip code)

     Registrant's telephone number, including area code:  410-244-4000


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days
                              Yes__X__ No_____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           All voting stock (16,985,149 shares of Common Stock, $5.00 par value) is owned by Allied Irish Banks, p.l.c., an Irish
                              Banking Corporation.





























     <PAGE >
           PAGE 2



                         Part I - Financial Information

     Item 1.  Financial Statements

                             FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                           1994        1993
                                                                        --------     --------
                                                                             (in thousands)
     INTEREST INCOME
     Interest and fees on loans.....................................     $99,978     $103,546
     Interest and dividends on investment securities:
         Taxable....................................................      23,755       41,685
         Tax-exempt.................................................           6        4,068
         Dividends..................................................           -           47
     Interest on investment securities available-for-sale...........
         Taxable....................................................      13,929            -
         Tax-exempt.................................................       3,975            -
         Dividends..................................................         231            -
     Interest on loans held-for-sale................................       2,750        1,976
     Interest on money market investments...........................       6,107        2,694
                                                                        --------     --------
           Total interest and dividend income.......................     150,731      154,016
                                                                        --------     --------
     INTEREST EXPENSE
     Interest on deposits...........................................      40,357       45,258
     Interest on Federal funds purchased and
       other short-term borrowings..................................      13,381        9,917
     Interest on long-term debt.....................................       4,327        4,330
                                                                        --------     --------
           Total interest expense...................................      58,065       59,505
                                                                        --------     --------

     NET INTEREST INCOME............................................      92,666       94,511
     Provision for credit losses (note 4)...........................       8,999       12,565
                                                                        --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..........      83,667       81,946
                                                                        --------     --------
     NONINTEREST INCOME
     Service charges on deposit accounts............................      18,253       17,414
     Securities gains, net..........................................      11,200       12,564
     Servicing income from securitized assets, net..................       5,476        6,938
     Trust fees.....................................................       5,138        5,184
     Bankcard charges and fees......................................       4,378        4,350
     Mortgage banking income........................................       3,080        2,785
     Other income...................................................      10,262       10,211
                                                                        --------     --------
           Total noninterest income.................................      57,787       59,446
                                                                        --------     --------
     NONINTEREST EXPENSES
     Salaries and wages.............................................      38,908       38,880
     Other personnel costs..........................................      17,424       11,122
     Net occupancy costs............................................       8,147        7,656
     Equipment costs................................................       6,935        6,799
     Other operating expenses.......................................      30,211       32,179
                                                                        --------     --------
           Total noninterest expenses...............................     101,625       96,636
                                                                        --------     --------
     INCOME BEFORE INCOME TAXES.....................................      39,829       44,756
     Income tax expense.............................................      13,773       16,294
                                                                        --------     --------
     NET INCOME.....................................................     $26,056      $28,462
                                                                        ========     ========

                    See accompanying notes to consolidated financial statements

                                         FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CONDITION
                                                       (Unaudited)


                                                                       March 31,  December 31,  March 31,
                                                                         1994         1993        1993
                                                                    ------------ ------------ ------------
                                                                                 (in thousands)
     ASSETS
     Cash and due from banks .......................................    $624,204     $630,731    $595,058
     Money market investments (note 2)..............................   1,067,111      196,573     288,493
     Investment securities available-for-sale (note 3)..............   1,145,338    1,306,899           -
     Investment securities (market value of $1,571,799,
       $1,731,462 and $2,970,460) (note 3)..........................   1,583,350    1,709,648   2,886,663
     Loans held-for-sale (at cost which approximates market)........     101,063      269,222     120,381
     Loans, net of unearned income of $69,649, $71,224
       and $111,847:
         Commercial.................................................   1,641,157    1,626,080   1,691,004
         Real estate,construction...................................     265,320      284,008     315,638
         Real estate,mortgage:
            Residential.............................................     537,696      497,543     381,428
            Commercial..............................................     981,071      957,568     892,437
         Retail.....................................................     875,258      885,117     941,360
         Bankcard...................................................     482,302      527,657     451,194
         Leases receivable..........................................     214,101      211,821     198,596
         Foreign....................................................     258,939      207,927     204,532
                                                                       ---------    ---------   ---------
              Total loans, net of unearned income...................   5,255,844    5,197,721   5,076,189
         Allowance for credit losses (note 4).......................    (199,805)    (200,006)   (202,503)
                                                                       ---------    ---------   ---------
              Loans, net ...........................................   5,056,039    4,997,715   4,873,686
                                                                       ---------    ---------   ---------
     Premises and equipment.........................................     100,981      100,726      95,068
     Due from customers on acceptances..............................      13,041        9,127       8,021
     Other assets...................................................     370,169      307,864     578,181
                                                                       ---------    ---------   ---------
                   Total assets..................................... $10,061,296   $9,528,505  $9,445,551
                                                                      ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits ..............................  $1,803,723   $1,914,452  $1,629,688
         Interest bearing deposits..................................   4,826,047    4,747,825   4,903,017
     Interest bearing deposits in foreign banking office............     121,317      111,880      56,939
                                                                       ---------    ---------   ---------
              Total deposits........................................   6,751,087    6,774,157   6,589,644
     Federal funds purchased and securities sold under
       repurchase agreements........................................   1,059,576      748,266   1,035,101
     Other borrowed funds, short-term...............................     688,847      645,369     724,694
     Bank acceptances outstanding...................................      13,041        9,127       8,021
     Accrued taxes and other liabilities............................     382,300      185,215     176,877
     Long-term debt.................................................     189,590      189,577     189,535
                                                                       ---------    ---------   ---------
                   Total liabilities................................   9,084,441    8,551,711   8,723,872
                                                                       ---------    ---------   ---------

     Stockholders' equity :
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares....      30,000       30,000           -
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares.............      84,926       84,926      84,926
          Capital surplus...........................................     198,127      198,127      83,324
          Retained earnings.........................................     659,071      637,128     553,429
          Unrealized gains on investment securities available-for-
            sale (net of taxes of $3,092 and $17,018)...............       4,731       26,613           -
                                                                       ---------    ---------   ---------
                   Total stockholders' equity.......................     976,855      976,794     721,679
                                                                       ---------    ---------   ---------
                   Total liabilities and stockholders' equity....... $10,061,296   $9,528,505  $9,445,551
                                                                      ==========   ==========  ==========

                             See accompanying notes to consolidated financial statements

                                                   FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                 (Unaudited)



                                                                                               Unrealized
                                                                                                gains on
                                                                                               investment
                                                                                               securities
                                                                                               available-
                                           Preferred      Common       Capital     Retained    for-sale,
                                             Stock         Stock       Surplus     Earnings    net of tax    Total
                                           -----------  -----------  -----------  ----------- ----------- -----------
                                                                      (in thousands)
     Three Months Ended March 31, 1993
     ---------------------------------

     Balances at beginning of year.......    $    -         $84,926      $83,324     $526,009    $    -      $694,259
     Net income..........................                                              28,462                  28,462
     Net cost not yet recognized as
       periodic pension expense..........                                              (1,042)                 (1,042)
                                             ---------    ---------    ---------    ---------   ---------   ---------
     Balances at end of period...........    $    -         $84,926      $83,324     $553,429    $    -      $721,679
                                            ==========   ==========   ==========   ==========  ==========  ==========


     Three Months Ended March 31, 1994
     ---------------------------------

     Balances at beginning of year.......      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income..........................                                              26,056                  26,056
     Dividends declared on preferred
     stock...............................                                              (2,955)                 (2,955)
     Net cost not yet recognized as
     periodic pension expense............                                              (1,158)                 (1,158)
     Adjustment of the unrealized gains
     on investment securities available-
     for-sale, net of tax................                                                         (21,882)    (21,882)
                                             ---------    ---------    ---------    ---------   ---------   ---------
     Balances at end of period...........      $30,000      $84,926     $198,127     $659,071      $4,731    $976,855
                                            ==========   ==========   ==========   ==========  ==========  ==========




                                         See accompanying notes to consolidated financial statements

                                             FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                           --------------------------------
                                                                                                    1994       1993
                                                                                                 --------    --------
                                                                                                     (in thousands)
     OPERATING ACTIVITIES
       Net income.............................................................................    $26,056     $28,462
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses..........................................................      8,999      12,565
         Provision for other real estate losses...............................................          -       2,408
         Depreciation and amortization........................................................      7,992       8,107
         Deferred income tax expense..........................................................      1,689         944
         Net gain on the sale of assets.......................................................    (11,290)    (13,390)
         Net decrease in loans originated for sale............................................    155,664      37,342
         Decrease (increase) in trading account securities....................................     15,194         (53)
         Increase in accrued interest receivable..............................................     (1,991)     (8,439)
         Increase in accrued interest payable.................................................      2,029         686
         Other, net...........................................................................     20,831      18,500
                                                                                                ---------   ---------
            Net cash provided by operating activities.........................................    225,173      87,132
                                                                                                ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale........................  1,163,618           -
       Proceeds from paydowns and maturities of investment securities available-for-sale......     32,550           -
       Proceeds from paydowns and maturities of investment securities held-to-maturity........    131,961     232,429
       Purchases of investment securities available-for-sale..................................   (944,691)          -
       Purchases of investment securities held-to-maturity....................................     (7,191)   (756,733)
       Net increase in short-term investments.................................................   (860,989)   (258,352)
       Proceeds from the sale of loans........................................................          -       2,367
       Net (disbursements) receipts from lending activities of bank subsidiaries..............    (50,586)     96,697
       Principal collected on loans of nonbank subsidiaries...................................      8,380       6,031
       Loans originated by nonbank subsidiaries...............................................     (6,020)    (16,663)
       Principal payments received under leases...............................................        896       2,596
       Purchases of assets to be leased.......................................................        (80)       (528)
       Proceeds from other real estate transactions...........................................      1,417       2,529
       Proceeds from sales of premises and equipment..........................................        215          42
       Purchases of premises and equipment....................................................     (5,103)     (5,750)
       Other, net.............................................................................     (3,052)       (200)
                                                                                                ---------   ---------
            Net cash used for investing activities............................................   (538,675)   (695,535)
                                                                                                ---------   ---------
     FINANCING ACTIVITIES
       Net decrease in deposits ..............................................................    (23,070)   (229,447)
       Net increase in short-term borrowings..................................................    354,788     779,606
       Principal payment on long-term debt....................................................          -        (875)
                                                                                                ---------   ---------
            Net cash provided by financing activities.........................................    331,718     549,284
                                                                                                ---------   ---------
     Increase (decrease) in cash and cash equivalents ........................................     18,216     (59,119)
     Cash and cash equivalents at beginning of year...........................................    631,137     654,527
                                                                                                ---------   ---------
     Cash and cash equivalents at March 31,...................................................   $649,353    $595,408
                                                                                                =========   =========

     SUPPLEMENTAL DISCLOSURES
       Interest payments......................................................................    $56,036     $58,819
       Income tax payments....................................................................      4,961       2,401
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs.......................................................................     11,957      13,601
       Transfers to other real estate.........................................................         80       7,148

                            See accompanying notes to consolidated financial statements

                     FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1.  Basis of Presentation

          The accounting and reporting policies of First Maryland Bancorp and subsidiaries ("The Corporation") conform to generally accepted accounting principles.

          The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made, and all such adjustments are of a normal recurring nature. Certain amounts in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.




     2.  Money Market Investments

          Money market investments at March 31, 1994, December 31, 1993 and March 31, 1993 included the following:
                                                         March 31,   December 31,   March 31,
                                                           1994          1993         1993
                                                       ------------ ---------------------------
                                                                    (in thousands)
     Interest bearing deposits in other banks..........     $25,149         $406         $350
     Trading account securities........................      38,143       53,337        7,669
     Federal funds sold................................     550,000      121,000      245,000
     Securities purchased under agreements
       to resell.......................................     453,819       21,830       35,474
                                                           --------     --------     --------
           Total money market investments..............  $1,067,111     $196,573     $288,493
                                                         ==========     ========     ========


     3.  Investment Securities

          The following is a comparison of the book value and market value of held-to-maturity securities in the consolidated investment portfolio:

                                                             March 31, 1994          December 31, 1993        March 31, 1993 (1)
                                                         ---------------------     ---------------------    ---------------------
                                                             Book        Market       Book        Market       Book       Market
                                                           --------   ----------     --------  ----------    --------  ----------
                                                                                        (in thousands)
     U.S. Treasury and U.S. Government agencies........    $940,176     $936,491     $970,554    $989,046  $1,164,226  $1,189,994
     Mortgage-backed obligations of
        Federal agencies...............................     187,055      184,511      211,920     214,765     831,440     851,850
     Collateralized mortgage obligations:
        Issued by Federal agencies.....................     388,829      385,511      450,385     451,462     567,902     577,279
        Privately issued...............................      60,396       58,392       69,921      69,321      87,948      88,696
     Obligations of states and political
        subdivisions...................................           -            -            -           -     206,126     228,579
     Other investment securities.......................       6,894        6,894        6,868       6,868      29,021      34,062
                                                          ---------    ---------    ---------   ---------   ---------   ---------
           Total.......................................  $1,583,350   $1,571,799   $1,709,648  $1,731,462  $2,886,663  $2,970,460
                                                         ==========   ==========   ==========  ==========   =========  ==========

     (1) At March 31, 1993, the held-to-maturity portfolio includes securities held-for-possible-sale with a book value of $333,818 and a market value of $335,389.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                        (Unaudited)

          The following is a comparison of the amortized cost and book value of available-for-sale securities in the consolidated investment portfolio:

                                                             March 31, 1994          December 31, 1993
                                                         ---------------------     ---------------------
                                                         Amortized                 Amortized
                                                           Cost         Book         Cost         Book
                                                        -----------   ----------  -----------  ----------
                                                                          (in thousands)

     U.S. Treasury and U.S. Government agencies........     $49,052      $48,499     $   -        $   -
     Mortgage-backed obligations of
        Federal agencies...............................     825,588      811,549      900,549     914,215
     Collateralized mortgage obligations:
        Issued by Federal agencies.....................      19,969       20,011      122,818     126,564
        Privately issued...............................       8,423        8,478       12,265      12,362
     Obligations of states and political
        subdivisions...................................     207,801      221,947      201,062     220,467
     Other investment securities.......................      26,682       34,854       26,574      33,291
                                                          ---------    ---------    ---------   ---------
           Total.......................................  $1,137,515   $1,145,338   $1,263,268  $1,306,899
                                                         ==========   ==========   ==========  ==========


     4.  Allowance for Credit Losses

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover possible future charge-offs.
     A summary of the activity in the allowance follows:

                                                                    Three Months Ended March 31,
                                                                  -------------------------------
                                                                           1994         1993
                                                                        --------     --------
                                                                            (in thousands)
     Balance, beginning of period...................................    $200,006     $201,451
     Provision for credit losses....................................       8,999       12,565
     Less: charge-offs, net of recoveries of $2,757 and $2,089......      (9,200)     (11,513)
                                                                        --------     --------
     Balance, end of period.........................................    $199,805     $202,503
                                                                        ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Summary

          The net income of First Maryland Bancorp ("The Corporation") for the three months ended March 31, 1994 was $26.1 million compared to $28.5 million for the three months ended March 31, 1993. Return on average assets and return on average total equity were 1.08% and 10.71%, respectively, for the three months ended March 31, 1994 compared with 1.27% and 16.20% for the three months ended March 31, 1993. During the first three months of 1994, the Corporation realized securities gains of $11.2 million compared to securities gains of $12.6 million for the first three months of 1993.



     Net Interest Income

          Net interest income on a fully tax equivalent basis for the three months ended March 31, 1994 of $95.3 million decreased $1.8 million (1.9%) when compared to net interest income of $97.1 million for the first three months of 1993. Average earning assets increased $682.9 million when the first three months of 1994 is compared to the first three months of 1993. The net interest margin was 4.32% for the first three months of 1994 compared to 4.76% for the first three months of 1993. This decrease is primarily the result of a 73 basis point decline in the earning assets yield resulting from shortening the duration of the investment securities portfolio in order to reduce the Corporation's short-term liability sensitive position and promotional rates offered on certain retail loan products during the first three months of 1994.
     The decline in the earning assets yield was partially offset by a 29 basis point decrease in the Corporation's cost of funds. An analysis of fully tax equivalent net interest income, net interest spreads, and net interest margins for the three months ended March 31, 1994 and 1993 is presented in the following table.


     Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                         (Tax Equivalent Basis)

                                                                  Three months ended March 31,
                                              -----------------------------------------------------------------------
                                                               1994                                  1993
                                              -----------------------------------    -------------------------------
                                               Average                    Yield/      Average                  Yield/
                                               balance     Interest         rate      balance    Interest       rate
                                              --------     --------     --------     --------    --------    --------
                                                                      (dollars in millions)
     Loans held-for-sale.................       $152.6         $2.8         7.49%      $108.7        $2.0        7.62%
     Loans, net of unearned income.......      5,203.2        100.5         7.84      5,069.4       104.3        8.33
     Investment securities...............      2,865.4         44.0         6.23      2,749.5        47.7        7.04
     Other earning assets................        731.8          6.1         3.38        342.5         2.6        3.08
                                               -------       ------                   -------      ------
     Earning assets......................     $8,953.0        153.4         6.95     $8,270.1       156.6        7.68
                                              ========       ------                  ========      ------

     Interest bearing liabilities........      6,848.5         58.1         3.44      6,584.2        59.5        3.67
     Interest rate spread (1)............                                   3.51                                 4.01
     Interest free sources utilized
       to fund earning assets............      2,104.5                                1,685.9
                                               -------       ------                   -------      ------
     Total sources of funds..............     $8,953.0         58.1         2.63     $8,270.1        59.5        2.92
                                              ========       ------                  ========      ------
     Net interest income.................                     $95.3                                 $97.1
                                                             ======                                ======
     Net interest margin (2).............                                   4.32%                                4.76%
                                                                            ====                                 ====

     (1)  Interest rate spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (2)  Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Provision for Credit Losses

          The provision for credit losses for the first three months of 1994 totaled $9.0 million, a decrease of $3.6 million (28.4%) over the $12.6 million provision recorded for the first three months of 1993. The reduction in provision is primarily the result of a $3.9 million decline in provisions at one of the Corporation's banking subsidiaries due to an overall improvement in credit quality.



     Noninterest Income

          The following table presents the components of noninterest income for the three months ended March 31, 1994 and 1993.


                             Noninterest Income
                                                              Three months ended March 31,
                                                           ----------------------------------
                                                                                     Percent
                                                                                      Change
                                                              1994          1993    1994/1993
                                                            -------      -------   ----------
                                                                  (dollars in thousands)
     Service charges on deposit accounts...............     $18,253      $17,414          4.8%
     Securities gains, net.............................      11,200       12,564        (10.9)
     Servicing income from securitized assets, net.....       5,476        6,938        (21.1)
     Trust fees........................................       5,138        5,184         (0.9)
     Bankcard charges and fees.........................       4,378        4,350          0.6
     Mortgage banking income...........................       3,080        2,785         10.6
     Other income:
       Customer service fees...........................       2,676        1,700         57.4
       Investment banking income.......................       1,611        2,258        (28.7)
       Other...........................................       5,975        6,253         (4.4)
                                                            -------      -------
     Total other income................................      10,262       10,211          0.5
                                                            -------      -------
            Total noninterest income...................     $57,787      $59,446         (2.8)
                                                            =======      =======      =======


          The Corporation's noninterest income for the first three months of 1994 decreased $1.7 million (2.8%) when compared to the first three months of 1993. Securities gains of $11.2 million were recorded in the first three months of 1994 compared to $12.6 million in securities gains in the first three months of 1993. Investment securities sales are discussed in detail under "Changes in Financial Position." Service charges on deposit accounts increased $839,000 (4.8%) due to higher balances in commercial demand deposit accounts. Servicing income from securitized assets decreased $1.5 million (21.1%) due to increased credit losses on securitized receivables which resulted in lower levels of excess servicing income and a decrease in servicing income as a result of outsourcing the servicing of the securitized receivables portfolio of a nonbanking subsidiary of the Corporation. Customer service fees increased $976,000 (57.4%) as a result of a higher level of loan placement fees, appraisal fees, and prepayment fee income as well as an increase in retail check order fees. The $278,000 (4.4%) decrease in other noninterest income included a decrease in gains on the sale of other real estate owned of $770,000 when compared to the first three months of 1993.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Noninterest Expense

          The following table presents the components of noninterest expense for the three months ended March 31, 1994 and 1993.


                             Noninterest Expenses
                                                  Three months ended March 31,
                                               ---------------------------------
                                                                        Percent
                                                                         Change
                                                 1994         1993     1994/1993
                                               -------      -------   ----------
                                                     (Dollars in thousands)
     Salaries and wages..................      $38,908      $38,880          0.1%
     Other personnel costs...............       17,424       11,122         56.7
     Net occupancy costs.................        8,147        7,656          6.4
     Equipment costs.....................        6,935        6,799          2.0
     Other operating expenses:
       Examinations and assessments......        4,109        4,029          2.0
       Lending and collection............        3,116        2,710         15.0
       Postage and communications........        3,426        3,369          1.7
       Professional service fees.........        3,555        2,387         48.9
       Advertising and public relations..        3,351        3,223          4.0
       Other real estate expense.........          (17)       2,769       (100.6)
       Other.............................       12,671       13,692         (7.5)
                                                ------       ------
         Total other operating expenses..       30,211       32,179         (6.1)
                                                ------       ------
             Total noninterest expenses..     $101,625      $96,636          5.2
                                               =======      =======      =======


          The Corporation's noninterest expenses for the first three months of 1994 increased $5.0 million (5.2%) when compared to the first three months of 1993 primarily due to the following. Other personnel costs increased $6.3 million (56.7%) primarily as a result of an increase in employee retirement expenses of $5.3 million and an increase in medical benefits expense of $792,000. Lending and collection expenses increased $406,000 (15.0%) primarily due to the payment of performance incentives to the subservicer of one of the Corporation's nonbanking subsidiary's loan portfolio. Professional service fees increased $1.2 million (48.9%) due to consulting fees associated with a trust system conversion and a corporate reengineering project of $658,000 and $353,000, respectively. Other real estate expense decreased $2.8 million (100.6%). There were no provisions for other real estate losses recorded in the first three months of 1994 compared to $2.4 million in provisions for other real estate losses recorded in the first three months of 1993. Other noninterest expenses decreased $1.0 million (7.5%) due to accruals recorded in the first three months of 1993 of $1.0 million for the cost of discontinuing operations at one of the Corporation's nonbanking subsidiaries and $1.0 million for potential operational losses resulting from a defalcation and account reconciliation problem. These accruals were partially offset by an increase in office supplies and forms expense of $571,000 due to printed forms costs related to various systems conversions.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Asset Quality

          Nonperforming assets totalled $120.5 million at March 31, 1994, a decrease of $14.9 million when compared to nonperforming assets of $135.4 million at December 31, 1993. The most significant changes in nonperforming assets in the first three months of 1994 were paydowns of $9.3 million, loans reclassified to accrual status of $8.7 million, charge-offs of $2.9 million, and other real estate owned sales of $1.2 million. These decreases were partially offset by $7.3 million in additions to nonperforming assets due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included $4.5 million in real estate loans which were upgraded from troubled debt restructuring status and returned to accrual and $4.2 million in commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant charge-off was a $1.0 million charge-off on a nonaccrual real estate loan.

          The following table sets forth nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated. Nonperforming assets at March 31, 1993 have been restated to reflect the reclassification of loans previously classified as in-substance foreclosures consistent with a policy change adopted by the federal regulatory agencies.



                                                            3/31/94     12/31/93      3/31/93
                                                           --------     --------     --------
                                                                      (in thousands)
     Nonaccrual loans
     Domestic:
       Commercial......................................     $43,148      $47,521      $68,179
       Real estate, construction.......................       4,419        5,787        9,084
       Real estate mortgage, commercial ...............      41,001       44,853       64,164
       Real estate mortgage, residential...............       6,148        5,381        6,283
       Leases receivable...............................         846          863        2,017
     Foreign...........................................       3,800        3,800        8,413
                                                           --------     --------     --------
           Total nonaccrual loans......................      99,362      108,205      158,140
     Restructured loans................................         172        4,692          187
     Other assets owned:
       Other real estate...............................      25,033       26,427       37,838
       Valuation reserves..............................      (4,325)      (4,412)     (10,364)
       Other assets....................................         272          510          968
                                                           --------     --------     --------
           Total other assets owned....................      20,980       22,525       28,442
                                                           --------     --------     --------
       Total nonperforming assets......................    $120,514     $135,422     $186,769
                                                           ========     ========     ========

     Percent of total loans, net of unearned income plus
        other real estate and assets owned.............        2.28%        2.59%        3.66%
                                                               ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest.......     $13,196      $17,172      $16,093
                                                            =======      =======      =======

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Changes in Financial Position

          At March 31, 1994, the Corporation's total assets were $10.1 billion compared to $9.5 billion at December 31, 1993. The most significant change in the Corporation's financial position from December 31, 1993 to March 31, 1994 was an increase in money market investments of $870.5 million which resulted from an increase in federal funds sold and securities purchased under agreements to resell. Investment securities decreased $287.9 million from December 31, 1993 to March 31, 1994. Mortgage-backed obligations of Federal agencies ("MBS's") totalling $722.5 million were purchased in the first three months of 1994 for the available-for-sale portfolio. In addition, $222.5 million of U.S. Treasury securities were purchased, $215.4 million for the available-for-sale portfolio and $7.1 million for the held-to-maturity portfolio. In March 1994, $186.8 million and $3.1 million in MBS's and obligations of states and political subdivisions, respectively, were purchased for the available-for-sale portfolio. These purchases had trade dates in March 1994 and settlement dates in April 1994, resulting in payables of $189.9 million at March 31, 1994. These payables were the primary reason for the $197.1 million increase in accrued taxes and other liabilities from December 31, 1993 to March 31, 1994. Sales in the available-for-sale portfolio included $984.6 million of MBS's resulting in gains of $15.1 million and $166.3 million in U.S. Treasury securities resulting in losses of $3.9 million. In addition, $77.5 million in MBS's in the available-for-sale portfolio were sold in March 1994 resulting in losses of $2.2 million. These sales had trade dates in March 1994 and settlement dates in April 1994 resulting in receivables of $75.3 million at March 31, 1994. These receivables were the primary reason for the $62.3 million increase in other assets from December 31, 1993 to March 31, 1994. The market value of the held-to-maturity portfolio was $11.6 million below the book value of the portfolio at March 31, 1994. Gross unrealized losses on debt securities were $21.9 million exceeding gross unrealized gains of $10.3 million. The book value of the available-for-sale portfolio was $7.8 million above the amortized cost of the portfolio at March 31, 1994. Gross unrealized losses on debt securities of $19.7 million exceeded gross unrealized gains of $19.3 million. Gross unrealized gains on equity securities in the available-for-sale portfolio were $8.2 million at March 31, 1994. Loans held-for-sale, which are primarily residential mortgages originated by the Corporation's mortgage banking subsidiary, decreased $168.2 million from December 31, 1993 to March 31, 1994 due to a slow down in residential mortgage refinancing activity in response to rising interest rates.
     Loans, net of unearned income increased $58.1 million from December 31, 1993 to March 31, 1994. Residential mortgages increased $40.2 million resulting from the continuation of an adjustable rate mortgage program. Bankcard loans decreased $45.4 million due to typical seasonal declines and foreign loans increased $51.0 million. Total deposits decreased $23.1 million from December 31, 1993 to March 31, 1994. This decrease was comprised of a $32.0 million decrease in core deposits partially offset by an $8.9 million increase in purchased deposits. The decrease in core deposits primarily resulted from a $108.0 million decrease in commercial noninterest bearing demand deposits combined with an increase in money market and savings deposits of $89.2 million. Federal funds purchased and securities sold under repurchase agreements increased $311.3 million from December 31, 1993 to March 31, 1994.


          Total assets increased $615.7 million from March 31, 1993 to March 31, 1994 primarily as a result of a $778.6 million increase in money market investments due to an increase in federal funds sold and securities purchased under agreements to resell. Investment securities decreased $158.0 million. Loans, net of unearned income increased $179.6 million due to a $156.3 million increase in residential mortgages as a result of an increase in adjustable rate mortgage originations from March 31, 1993 to March 31, 1994. Retail loans decreased $66.1 million as a result of the sale of $57.3 million in loans at a nonbanking subsidiary of the Corporation in December of 1993. Other assets decreased $208.0 million as a result of $275.4 million in receivables recorded in March 1993 for MBS's sold with a trade date of March 1993 and a settlement date of April 1993. Total deposits increased $161.4 million primarily due to an increase in core deposits of $214.6 million which was partially offset by a decrease in purchased deposits of $53.2 million. The most significant changes in core deposits was a $174.0 million increase in noninterest bearing demand deposits. Accrued taxes and other liabilities increased $205.4 million due to the $189.9 million payable at March 31, 1994 resulting from the purchase of MBS's with a trade date of March 1994 and a settlement date of April 1994.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at March 31, 1994, December 31, 1993 and March 31,
     1993, based upon the capital requirements of the Federal Reserve Board.

                                                                       March 31,  December 31,  March 31,
                                                                          1994        1993         1993
                                                                      ---------- ------------- ----------
                                                                              (Dollars in thousands)
     Preferred stockholders' equity.................................    $144,803     $144,803    $      -
     Common stockholder's equity....................................     832,052      831,991     721,679
     Disallowed intangibles.........................................     (34,820)     (35,657)    (37,939)
     Unrealized gains on investment securities available-for-sale...      (4,731)     (26,613)          -
                                                                        --------     --------    --------
     Tier 1 capital.................................................     937,304      914,524     683,740
                                                                        --------     --------    --------
     Qualifying long-term debt......................................     111,642      115,629     117,595
     Allowance for credit losses....................................      91,836       90,153      83,615
     Mandatory convertible securities...............................      59,953       59,951      59,945
                                                                        --------     --------    --------
     Tier 2 capital.................................................     263,431      265,733     261,155
                                                                        --------     --------    --------
     Total capital..................................................  $1,200,735   $1,180,257    $944,895
                                                                        ========     ========    ========

     Risk-adjusted assets...........................................  $7,238,880   $7,102,379  $6,571,454
                                                                      ==========   ==========  ==========
     Average quarterly assets.......................................  $9,802,098   $9,557,793  $9,124,496
                                                                      ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets...............................       12.95%       12.88%      10.40%
       Regulatory minimum...........................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets........................       16.59        16.62       14.38
       Regulatory minimum...........................................        8.00         8.00        8.00

     Leverage ratio.................................................        9.60         9.60        7.52

     Tier 1 and total capital increased $22.8 million and $20.5 million, respectively, when March 31, 1994 is compared to December 31, 1993 primarily due to $26.1 million in net income partially offset by a $3.0 million dividend declared on preferred stock in the first three months of 1994. Tier 1 and total capital increased $253.6 million and $255.8 million, respectively, when March 31, 1994 is compared to March 31, 1993 as a result of $111.5 million in net income during this period and $144.8 million in proceeds from the issuance of preferred stock in December of 1993.

          Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                       (Tax Equivalent Basis)

                                                         Three Months ended March 31, 1994
                                                        ------------------------------------
                                                                                    Average
                                                         Average                     rate/
                                                         Balance       Interest      yield
                                                         -------     -----------  -----------
                                                                 (dollars in millions)
     ASSETS
     Cash and due from banks...........................      $644.0      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks........        21.0          0.2         3.50
       Trading account securities......................        55.2          0.6         4.55
       Funds sold......................................       655.6          5.3         3.28
     Investment securities:
       Taxable securities..............................     1,640.4         23.7         5.85
       Equity investments..............................         5.6          0.1         6.27
                                                          ---------     ---------
          Total securities.............................     1,646.0         23.8         5.86
     Investment securities available-for-sale:
       Taxable securities..............................       983.0         13.9         5.75
       Tax-exempt securities(1)........................       220.4          6.0        10.98
       Equity investments..............................        16.0          0.3         6.12
                                                          ---------     ---------
          Total securities available-for-sale (7)......     1,219.4         20.2         6.70
     Loans held-for-sale...............................       152.6          2.8         7.49
     Loans, net of unearned income (1,2):
       Commercial......................................     1,629.4         27.1         6.75
        Real estate, construction......................       274.8          4.5         6.67
        Real estate mortgage, commercial...............       961.4         18.2         7.67
        Real estate mortgage, residential..............       518.5          8.6         6.76
        Retail.........................................       873.2         16.8         7.79
        Bankcard.......................................       501.3         19.1        15.41
        Leases receivable..............................       209.6          3.0         5.88
        Foreign........................................       235.0          3.2         5.50
                                                          ---------     ---------
            Total loans, net of unearned income........     5,203.2        100.5         7.84
        Allowance for credit losses....................      (198.9)           -            -
                                                          ---------
          Loans, net...................................     5,004.3            -            -
     Other assets (3)..................................       404.0            -            -
                                                          ---------     ---------
          Total assets/interest income.................    $9,802.1       $153.4
                                                           ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
        Noninterest bearing demand.....................    $1,786.4      $     -           - %
                                                          ---------
        Interest bearing demand........................       563.8          3.2         2.30
        Money market accounts..........................     1,356.2          9.4         2.81
        Savings........................................     1,150.3          7.9         2.77
        Other consumer time............................     1,415.8         14.2         4.08
        Large denomination time........................       290.2          4.3         5.98
     Deposits in foreign banking offices...............       132.8          1.4         4.28
                                                          ---------     ---------
          Total interest bearing deposits..............     4,909.1         40.4         3.33
                                                          ---------     ---------
          Total deposits...............................     6,695.5            -            -
     Funds purchased...................................       816.2          6.0         2.99
     Other borrowed funds, short-term..................       933.6          7.4         3.20
     Other liabilities.................................       180.9            -            -
     Long-term debt (4)................................       189.6          4.3         9.26
     Stockholders' equity..............................       986.3            -            -
                                                          ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense...................    $9,802.1        $58.1
                                                           ========     ========

     Earning assets/interest income....................    $8,953.0       $153.4         6.95%
     Interest bearing liabilities/interest expense.....     6,848.5         58.1         3.44
     Earning assets/interest expense...................    $8,953.0         58.1         2.63

     Net interest spread (5)...........................                                  3.51%
                                                                                        =====
     Net interest margin (6)...........................                                  4.32%
                                                                                        =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (3) Includes overdrafts excluded from average loan balances for yield purposes.
     (4) Includes current portion of long-term debt.
     (5) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (6) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.
     (7) Yields on investment securities available-for-sale are calculated based upon average book value (fair value).

                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                       (Tax Equivalent Basis)

                                                       Three Months ended December 31, 1993
                                                       -------------------------------------
                                                                                    Average
                                                         Average                     rate/
                                                         Balance       Interest      yield
                                                         -------     -----------  -----------
                                                                 (dollars in millions)
     ASSETS
     Cash and due from banks...........................      $708.2      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks........         0.4            -         8.52
       Trading account securities......................        36.1          0.4         4.03
       Funds sold......................................       312.5          2.5         3.14
     Investment securities:
       Taxable securities..............................     1,779.9         25.7         5.72
       Equity investments..............................         6.0          0.1         6.34
                                                          ---------     ---------
          Total securities.............................     1,785.9         25.8         5.72
     Investment securities available-for-sale:
       Taxable securities..............................       901.2         14.6         6.44
       Tax-exempt securities(1)........................       200.6          6.1        12.01
       Equity investments..............................        18.3          0.1         2.86
                                                          ---------     ---------
          Total securities available-for-sale (7)......     1,120.1         20.8         7.38
     Loans held-for-sale...............................       216.3          3.7         6.87
     Loans, net of unearned income (1,2):
       Commercial......................................     1,580.9         27.0         6.78
        Real estate, construction......................       291.8          4.9         6.73
        Real estate mortgage, commercial...............       923.1         18.2         7.84
        Real estate mortgage, residential..............       479.0          8.5         7.02
        Retail.........................................       959.7         19.1         7.90
        Bankcard.......................................       510.8         19.3        14.95
        Leases receivable..............................       203.1          3.2         6.18
        Foreign........................................       204.1          2.7         5.19
                                                          ---------     ---------
            Total loans, net of unearned income........     5,152.5        102.9         7.92
        Allowance for credit losses....................      (208.0)           -            -
                                                          ---------
          Loans, net...................................     4,944.5            -            -
     Other assets (3)..................................       433.8            -            -
                                                          ---------     ---------
          Total assets/interest income.................    $9,557.8       $156.1
                                                           ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
        Noninterest bearing demand.....................    $1,838.5      $     -           - %
                                                          ---------
        Interest bearing demand........................       558.5          3.3         2.30
        Money market accounts..........................     1,360.9          9.7         2.83
        Savings........................................     1,101.0          8.2         2.96
        Other consumer time............................     1,424.3         14.8         4.12
        Large denomination time........................       288.2          3.8         5.24
     Deposits in foreign banking offices...............        97.5          0.9         3.64
                                                          ---------     ---------
          Total interest bearing deposits..............     4,830.4         40.7         3.34
                                                          ---------     ---------
          Total deposits...............................     6,668.9            -            -
     Funds purchased...................................       961.7          6.7         2.78
     Other borrowed funds, short-term..................       737.7          5.6         2.99
     Other liabilities.................................       173.4            -            -
     Long-term debt (4)................................       189.6          4.3         9.06
     Stockholders' equity..............................       826.5            -            -
                                                          ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense...................    $9,557.8        $57.3
                                                           ========     ========

     Earning assets/interest income....................    $8,623.8       $156.1         7.18%
     Interest bearing liabilities/interest expense.....     6,719.4         57.3         3.38
     Earning assets/interest expense...................     8,623.8         57.3         2.64

     Net interest spread (5)...........................                                  3.80%
                                                                                        =====
     Net interest margin (6)...........................                                  4.54%
                                                                                        =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (3) Includes overdrafts excluded from average loan balances for yield purposes.
     (4) Includes current portion of long-term debt.
     (5) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (6) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.
     (7) Yields on investment securities available-for-sale are calculated based upon average book value (fair value).

                            Part II - Other Information






     Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                    There are no exhibits furnished to this Form 10-Q.

               (b) Reports on Form 8-K

                    There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     May 11, 1994                        BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     May 11, 1994                        BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer