Form 10-Q
period 1994-06-30
FIRST MARYLAND BANCORP
filed 1994-08-12
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                   FOR THE QUARTER ENDED JUNE 30, 1994



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-9




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    10-26



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    27

                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three Months Ended        Six Months Ended
                                                                                  June 30,                 June 30,
                                                                           ---------------------     -------------------
                                                                             1994         1993        1994        1993
                                                                           --------     --------    --------    --------
                                                                                          (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $106,185     $102,293    $206,163    $205,839
     Interest and dividends on investment securities:
         Taxable.......................................................      22,243       39,623      46,004      80,109
         Tax-exempt....................................................           -        4,035           -       8,103
         Dividends.....................................................           -           21           -          68
     Interest on investment securities available-for-sale:
         Taxable.......................................................      11,109        4,275      25,038       5,474
         Tax-exempt....................................................       4,151            -       8,126           -
         Dividends.....................................................         330            -         561           -
     Interest on loans held-for-sale...................................       1,619        2,933       4,369       4,909
     Interest on money market investments..............................       8,157        2,873      14,264       5,567
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     153,794      156,053     304,525     310,069
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      41,617       43,864      81,974      89,122
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      13,276       11,037      26,657      20,954
     Interest on long-term debt........................................       4,327        4,327       8,654       8,657
                                                                           --------     --------    --------    --------
           Total interest expense......................................      59,220       59,228     117,285     118,733
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................      94,574       96,825     187,240     191,336
     Provision for credit losses (note 4)..............................       5,999       11,652      14,998      24,217
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      88,575       85,173     172,242     167,119
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      18,532       18,175      36,785      35,589
     Mortgage banking income...........................................       7,994        8,470      11,074      11,255
     Trust fees........................................................       4,541        5,194       9,679      10,378
     Bankcard charges and fees.........................................       4,340        4,840       8,718       9,190
     Servicing income from securitized assets, net.....................       3,813        7,062       9,289      14,000
     Securities gains, net.............................................       1,548        7,284      12,748      19,848
     Other income......................................................      12,714       11,905      22,976      22,116
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      53,482       62,930     111,269     122,376
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      39,635       40,786      79,991      79,666
     Other personnel costs.............................................      12,775       10,650      28,751      21,772
     Net occupancy costs...............................................       7,926        7,678      16,073      15,334
     Equipment costs...................................................       6,968        7,150      13,903      13,949
     Other operating expenses..........................................      30,955       33,413      61,166      65,592
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................      98,259       99,677     199,884     196,313
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      43,798       48,426      83,627      93,182
     Income tax expense................................................      15,728       17,406      29,501      33,700
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $28,070      $31,020     $54,126     $59,482
                                                                           ========     ========    ========    ========

                                          See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                          June 30,   December 31,   June 30,
                                                                            1994         1993         1993
                                                                       ------------ ------------ ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $521,027     $630,731    $488,550
     Money market investments (note 2).................................     531,432      196,573     207,599
     Investment securities available-for-sale (note 3).................   1,107,839    1,306,899           -
     Investment securities (market value of $1,433,231,
       $1,731,462 and $2,814,920) (note 3).............................   1,471,771    1,709,648   2,726,159
     Loans held-for-sale (at cost which approximates market)...........     104,666      269,222     208,064
     Loans, net of unearned income of $69,728, $71,224
       and $116,039:
         Commercial....................................................   1,601,670    1,626,080   1,686,668
         Real estate,construction......................................     249,583      284,008     330,859
         Real estate,mortgage:
            Residential................................................     562,033      497,543     394,238
            Commercial.................................................     977,409      957,568     894,361
         Retail........................................................     911,965      885,117     967,356
         Bankcard......................................................     474,055      527,657     494,906
         Leases receivable.............................................     226,595      211,821     199,279
         Foreign.......................................................     271,065      207,927     225,587
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   5,274,375    5,197,721   5,193,254
         Allowance for credit losses (note 4)..........................    (201,073)    (200,006)   (199,279)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,073,302    4,997,715   4,993,975
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     100,158      100,726      96,884
     Due from customers on acceptances.................................      14,467        9,127       8,791
     Other assets......................................................     275,311      307,864     297,899
                                                                          ---------    ---------   ---------
                   Total assets........................................  $9,199,973   $9,528,505  $9,027,921
                                                                         ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,679,222   $1,914,452  $1,666,229
         Interest bearing deposits.....................................   4,860,551    4,747,825   4,770,826
     Interest bearing deposits in foreign banking office...............     122,884      111,880      70,026
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,662,657    6,774,157   6,507,081
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     566,507      748,266     841,660
     Other borrowed funds, short-term (note 7).........................     629,105      645,369     533,847
     Bank acceptances outstanding......................................      14,467        9,127       8,791
     Accrued taxes and other liabilities...............................     151,073      185,215     194,395
     Long-term debt (note 8)...........................................     189,604      189,577     189,549
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,213,413    8,551,711   8,275,323
                                                                          ---------    ---------   ---------

     Stockholders' equity :
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000           -
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares................      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,127      83,324
          Retained earnings............................................     684,186      637,128     584,348
          Unrealized (losses) gains on investment securities available
            -for-sale (net of income tax (benefits) of ($7,020) and
            $17,018)...................................................     (10,728)      26,613           -
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................     986,560      976,794     752,598
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity..........  $9,199,973   $9,528,505  $9,027,921
                                                                         ==========   ==========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                  Unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                                                                                  available-
                                              Preferred      Common       Capital     Retained    for-sale,
                                                Stock         Stock       Surplus     Earnings    net of tax    Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Six Months Ended June 30, 1993
     ------------------------------------

     Balance at beginning of year...........    $    -         $84,926      $83,324     $525,908    $    -      $694,158
     Net income.............................                                              59,482                  59,482
     Net cost not yet recognized as
       periodic pension expense.............                                              (1,042)                 (1,042)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1993...............    $    -         $84,926      $83,324     $584,348    $    -      $752,598
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Six Months Ended June 30, 1994
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income.............................                                              54,126                  54,126
     Dividends declared on preferred
     stock..................................                                              (5,910)                 (5,910)
     Net cost not yet recognized as
     periodic pension expense...............                                              (1,158)                 (1,158)
     Adjustment of the unrealized losses
     on investment securities available-
     for-sale, net of income tax benefits...                                                         (37,341)    (37,341)
     Adjustment to preferred stock issuance
     costs..................................                                     49                                   49
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1994...............      $30,000      $84,926     $198,176     $684,186    ($10,728)   $986,560
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   Six Months Ended June 30,
                                                                                              --------------------------------
                                                                                                      1994        1993
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $54,126     $59,482
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................     14,998      24,217
         Provision for other real estate losses..................................................         44       3,324
         Depreciation and amortization...........................................................     15,401      17,221
         Deferred income tax expense.............................................................      2,289         613
         Net gain on the sale of assets..........................................................    (15,018)    (22,101)
         Net decrease (increase) in loans originated for sale....................................    152,061     (50,968)
         Decrease (increase) in trading account securities.......................................      6,867      (3,586)
         (Increase) decrease in accrued interest receivable......................................     (2,568)      3,112
         Increase (decrease) in accrued interest payable.........................................      1,841      (1,822)
         Other, net..............................................................................      2,323      30,055
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................    232,364      59,547
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................  1,268,329           -
       Proceeds from sales of investment securities held-to-maturity.............................          -     708,890
       Proceeds from paydowns and maturities of investment securities available-for-sale.........     73,669           -
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........    243,918     654,748
       Purchases of investment securities available-for-sale..................................... (1,182,886)          -
       Purchases of investment securities held-to-maturity.......................................    (17,437) (1,446,088)
       Net increase in short-term investments....................................................   (341,983)   (173,880)
       Net disbursements from lending activities of bank subsidiaries............................    (79,971)    (29,994)
       Principal collected on loans of nonbank subsidiaries......................................     15,599       9,222
       Loans originated by nonbank subsidiaries..................................................     (9,047)    (29,195)
       Principal payments received under leases..................................................      2,410       5,448
       Purchases of assets to be leased..........................................................     (1,193)       (880)
       Proceeds from other real estate transactions..............................................     10,098       7,627
       Proceeds from sales of premises and equipment.............................................        965         157
       Purchases of premises and equipment.......................................................     (9,474)    (12,145)
       Sale of deposits..........................................................................          -      (8,712)
       Other, net................................................................................     (1,269)     (2,012)
                                                                                                   ---------   ---------
            Net cash used for investing activities...............................................    (28,272)   (316,814)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net decrease in deposits .................................................................   (111,500)   (302,758)
       Net (decrease) increase in short-term borrowings..........................................   (198,023)    395,318
       Principal payment on long-term debt.......................................................          -        (875)
       Cash dividends paid.......................................................................     (4,530)          -
                                                                                                   ---------   ---------
            Net cash (used for) provided by financing activities.................................   (314,053)     91,685
                                                                                                   ---------   ---------
     Decrease in cash and cash equivalents ......................................................   (109,961)   (165,582)
     Cash and cash equivalents at beginning of year..............................................    631,137     654,527
                                                                                                   ---------   ---------
     Cash and cash equivalents at June 30,.......................................................   $521,176    $488,945
                                                                                                   =========   =========

     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $115,444    $120,681
       Income tax payments.......................................................................     30,614      28,980
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     21,636      30,686
       Transfers to other real estate............................................................      1,610      11,048

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




     2.  Money Market Investments

          Money market investments at June 30, 1994, December 31, 1993 and June 30, 1993 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1994         1993         1993
                                                            ---------- -------------  ----------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $149         $406         $395
     Trading account securities...........................      46,470       53,337       11,202
     Federal funds sold...................................     321,700      121,000      157,000
     Securities purchased under agreements
       to resell..........................................     163,113       21,830       39,002
                                                              --------     --------     --------
           Total money market investments.................    $531,432     $196,573     $207,599
                                                              ========     ========     ========


     3.  Investment Securities

          The following is a comparison of the amortized cost and book values of the available-for-sale securities:

                                                                June 30, 1994           December 31, 1993
                                                            ---------------------     ---------------------
                                                            Amortized                 Amortized
                                                              Cost         Book         Cost         Book
                                                           -----------   ----------  -----------  ----------
                                                                             (in thousands)

     U.S. Treasury and U.S. Government agencies...........     $51,714      $49,879     $   -        $   -
     Mortgage-backed obligations of
        Federal agencies..................................     813,566      781,198      900,549     914,215
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      16,944       16,981      122,818     126,564
        Privately issued..................................       5,598        5,634       12,265      12,362
     Obligations of states and political
        subdivisions......................................     203,783      214,696      201,062     220,467
     Other investment securities..........................      33,982       39,451       26,574      33,291
                                                            ----------   ----------   ----------  ----------
           Total..........................................  $1,125,587   $1,107,839   $1,263,268  $1,306,899
                                                            ==========   ==========   ==========  ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

          The following is a comparison of the book and market values of the held-to-maturity securities:

                                                                  June 30, 1994         December 31, 1993          June 30, 1993
                                                              ---------------------   ---------------------    ---------------------
                                                                Book        Market       Book        Market       Book       Market
                                                              --------   ----------     --------  ----------    --------  ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $881,151     $861,914     $970,554    $989,046    $824,488    $851,126
     Mortgage-backed obligations of
        Federal agencies..................................     174,206      168,070      211,920     214,765     977,640   1,002,890
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     358,116      348,550      450,385     451,462     608,622     618,314
        Privately issued..................................      57,031       53,430       69,921      69,321      82,772      83,475
     Obligations of states and political
        subdivisions......................................           -            -            -           -     201,739     223,584
     Other investment securities..........................       1,267        1,267        6,868       6,868      30,898      35,531
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,471,771   $1,433,231   $1,709,648  $1,731,462  $2,726,159  $2,814,920
                                                            ==========   ==========   ==========  ==========  ==========  ==========


     4.  Allowance for Credit Losses

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover possible future charge-offs.
     The following is a summary of the activity in the allowance for credit losses:

                                                                         Six Months Ended June 30,
                                                                      ------------------------------
                                                                             1994         1993
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $200,006     $201,451
     Provision for credit losses.......................................      14,998       24,217
     Less: charge-offs, net of recoveries of $7,705 and $4,297.........     (13,931)     (26,389)
                                                                           --------     --------
     Balance at June 30................................................    $201,073     $199,279
                                                                           ========     ========


     5.  Intangible Assets

          Intangible assets at June 30, 1994, December 31, 1993 and June 30,
     1993 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $32,089      $33,373      $34,656
     Premium on bankcard receivables......................      16,370       18,124       19,915
     Premium on deposits..................................       1,125        1,299        1,580
     Mortgage servicing rights............................         999          777        1,026
     Other................................................         865          985          881
                                                               -------      -------      -------
           Total intangible assets........................     $51,448      $54,558      $58,058
                                                               =======      =======      =======

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     6.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                         Six Months Ended June 30,
                                                                     -------------------------------
                                                                             1994         1993
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................      $4,412       $9,195
     Provision for other real estate losses............................          44        3,344
     Writedowns........................................................        (271)      (2,992)
                                                                             ------       ------
     Balance at June 30................................................      $4,185       $9,547
                                                                             ======       ======


     7.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at June 30, 1994, December 31, 1993 and June 30, 1993 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $421,357     $463,645     $430,530
     Bank notes...........................................     190,000      177,000      100,000
     Other................................................      17,748        4,724        3,317
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $629,105     $645,369     $533,847
                                                              ========     ========     ========


     8.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at June 30, 1994, December 31, 1993 and June 30, 1993 which is all unsecured:
                                                             June 30,   December 31,   June 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................     $59,955      $59,951      $59,947
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,996        9,996        9,995
     8.67% Notes due March 20, 1997.......................       9,996        9,995        9,994
     8.375% Subordinated Notes due May 15, 2002...........      99,657       99,635       99,613
                                                              --------     --------     --------
           Total long-term debt...........................    $189,604     $189,577     $189,549
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp ("The Corporation") for the six months and quarter ended June 30, 1994 was $54.1 million and $28.1 million, respectively, compared to $59.5 million and $31.0 million for the first six months and quarter ended June 30, 1993. Return on average assets and return on average total equity were 1.13% and 11.10%, respectively, for the six months ended June 30, 1994 compared with 1.29% and 16.47% for the six months ended June 30, 1993.




     Table 1                Selected Quarterly Financial Information


                                                           2nd Quarter  1st Quarter  4th Quarter  3rd Quarter 2nd Quarter
                                                               1994         1994        1993          1993        1993
                                                           -----------  -----------  -----------  ----------- -----------
                                                                              (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........     $97,191      $95,293      $98,747     $98,698     $99,425
        Tax equivalent adjustment.........................       2,617        2,627        2,717       2,865       2,600
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      94,574       92,666       96,030      95,833      96,825
        Provision for credit losses.......................       5,999        8,999        7,955      13,119      11,652
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      88,575       83,667       88,075      82,714      85,173
        Noninterest income................................      53,482       57,787       57,233      53,836      62,930
        Noninterest expenses..............................      98,259      101,625      103,417      94,923      99,677
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      43,798       39,829       41,891      41,627      48,426
        Income tax expense................................      15,728       13,773       14,164      14,968      17,406
                                                              --------     --------     --------    --------    --------
        Net income........................................     $28,070      $26,056      $27,727     $26,659     $31,020
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $1,575     $   -       $   -

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................   9,556,600    9,802,100    9,557,800   9,401,500   9,501,300
        Loans, net........................................   5,042,000    5,004,300    4,944,500   4,912,600   4,861,700
        Deposits..........................................   6,743,800    6,695,500    6,668,900   6,589,300   6,720,100
        Long-term debt....................................     189,600      189,600      189,600     189,600     189,500
        Stockholders' equity..............................     980,300      986,300      826,500     771,600     743,600

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.18%        1.08%        1.15%       1.13%       1.31%
        Return on average total stockholders' equity......       11.49        10.71        13.31       13.71       16.73
        Return on average common stockholders' equity.....       12.06        11.13        13.00       13.71       16.73
        Average stockholders' equity to average total
          assets..........................................       10.26        10.06         8.65        8.21        7.83
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.70        12.95        12.88       10.72       10.45
          Total...........................................       17.38        16.59        16.62       14.53       14.29
        Tier 1 leverage ratio.............................       10.12         9.60         9.60        7.93        7.55
        Net interest margin...............................        4.43         4.32         4.54        4.62        4.64
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.36         0.72         0.95        0.29        1.18
        Allowance for credit losses to period end loans,
          net of unearned income..........................        3.81         3.80         3.85        3.98        3.84
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        1.88         2.28         2.59        3.26        3.32

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended June 30, 1994 of $97.2 million decreased $2.2 million (2.2%) when compared to net interest income of $99.4 million for the quarter ended June 30, 1993. This decrease was the result of a decline in earning assets yields primarily resulting from lower yielding investment securities which was partially offset by an increase in interest free funds resulting from an increase in equity. Average earning assets increased $209.2 million when the first six months of 1994 is compared to the first six months of 1993 primarily due to an increase in funds sold and repurchase agreements partially offset by a decrease in investment securities. The net interest margin for the quarter ended June 30, 1994 was 4.43% compared to 4.64% for the quarter ended June 30, 1993.

          Net interest income on a fully tax equivalent basis for the six months ended June 30, 1994 of $192.5 million decreased $4.0 million (2.0%) when compared to net interest income of $196.5 million for the first six months of 1993. This decrease was the result of a decline in earning assets yields primarily resulting from lower yielding investment securities. These negative rate variances were partially offset by an increase in interest free funds resulting from an increase in equity. Average earning assets increased $429.0 million when the first six months of 1994 is compared to the first six months of 1993 primarily due to an increase in funds sold and repurchase agreements. The net interest margin for the six months ended June 30, 1994 was 4.38% compared to 4.70% for the six months ended June 30, 1993.


          An analysis of fully tax equivalent net interest income, net interest spreads and net interest margins for the three months and six months ended June 30, 1994 and 1993 is presented in Tables 2 and 3.



     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                       Three Months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1994                                  1993
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,641.7        $39.8         6.05%    $2,997.1       $49.8        6.66%
     Loans held-for-sale....................         99.0          1.6         6.56        170.3         3.0        7.07
     Loans, net of unearned income..........      5,240.8        106.8         8.17      5,062.9       103.1        8.15
     Other earning assets...................        819.2          8.2         3.99        361.2         2.8        3.11
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,800.7        156.4         7.13     $8,591.5       158.7        7.41
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,684.5         59.2         3.55      6,799.9        59.3        3.49
     Interest rate spread (2)...............                                   3.58                                 3.92
     Interest free sources utilized
       to fund earning assets...............      2,116.2                                1,791.6
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,800.7         59.2         2.70     $8,591.5        59.3        2.77
                                                 ========       ------                  ========      ------
     Net interest income....................                     $97.2                                 $99.4
                                                                ======                                ======
     Net interest margin (3)................                                   4.43%                                4.64%
                                                                               ====                                 ====

     (1)  Includes investment securities available-for-sale at amortized cost and investment securities held-to-maturity.
     (2)  Interest rate spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (3)  Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)

                                                                         Six months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1994                                  1993
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,737.0        $83.7         6.17%    $2,873.9       $97.6        6.85%
     Loans held-for-sale....................        125.7          4.5         7.12        139.7         5.0        7.28
     Loans, net of unearned income..........      5,222.1        207.3         8.01      5,066.0       207.1        8.24
     Other earning assets...................        775.7         14.3         3.71        351.9         5.6        3.21
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,860.5        309.8         7.05     $8,431.5       315.3        7.54
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,766.0        117.3         3.50      6,692.6       118.8        3.58
     Interest rate spread (2)...............                                   3.55                                 3.96
     Interest free sources utilized
       to fund earning assets...............      2,094.5                                1,738.9
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,860.5        117.3         2.67     $8,431.5       118.8        2.84
                                                 ========       ------                  ========      ------
     Net interest income....................                    $192.5                                $196.5
                                                                ======                                ======
     Net interest margin (3)................                                   4.38%                                4.70%
                                                                               ====                                 ====

     (1)  Includes investment securities available-for-sale at amortized cost and investment securities held-to-maturity.
     (2)  Interest rate spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (3)  Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.



     Provision for Credit Losses

          The provision for credit losses for the second quarter of 1994 totaled $6.0 million compared to $11.7 million for the second quarter of 1993, a decrease of $5.7 million (48.5%). The provision for credit losses for the first six months of 1994 totaled $15.0 million, a decrease of $9.2 million (38.1%) over the $24.2 million provision recorded for the first six months of 1993. These decreases in the provision were the result of improved credit loss trends and declining levels of nonperforming assets.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Noninterest Income

          The following table presents the components of noninterest income for the three months and six months ended June 30, 1994 and 1993.


     Table 4                     Noninterest Income
                                                    Three months ended June 30,              Six months ended June 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1994         1993     1994/1993        1994       1993     1994/1993
                                                  -------      -------   -----------     -------     -------  -----------
                                                                        (dollars in thousands)
     Service charges on deposit accounts....      $18,532      $18,175          2.0%     $36,785     $35,589         3.4%
     Mortgage banking income................        7,994        8,470         (5.6)      11,074      11,255        (1.6)
     Trust fees.............................        4,541        5,194        (12.6)       9,679      10,378        (6.7)
     Bankcard charges and fees..............        4,340        4,840        (10.3)       8,718       9,190        (5.1)
     Servicing income from securitized
       assets, net..........................        3,813        7,062        (46.0)       9,289      14,000       (33.7)
     Securities gains, net..................        1,548        7,284        (78.7)      12,748      19,848       (35.8)
     Other income:
       Customer service fees................        2,382        2,461         (3.2)       5,058       4,416        14.5
       Investment banking income............        2,100        2,310         (9.1)       3,711       4,440       (16.4)
       Other................................        8,232        7,134         15.4       14,207      13,260         7.1
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................       12,714       11,905          6.8       22,976      22,116         3.9
                                                  -------      -------        -----      -------     -------       -----
            Total noninterest income........      $53,482      $62,930        (15.0)    $111,269    $122,376        (9.1)
                                                  =======      =======      =======      =======     =======     =======


          The Corporation's noninterest income for the quarter ended June
     30, 1994 decreased $9.4 million (15.0%) when compared to the second quarter of 1993. Securities gains of $1.5 million were recorded in the second quarter of 1994 compared to $7.3 million in securities gains in the second quarter of 1993. Investment securities sales are discussed in detail under "Changes in Financial Position."
     Servicing income from securitized assets decreased $3.2 million (46.0%) as a result of an increase in credit losses on the securitized receivables portfolio of a nonbanking subsidiary of the Corporation and servicing fees paid under a sub-servicing agreement for this securitized receivables portfolio. Trust fees decreased $653,000 (12.6%) primarily due to a $1.2 million decrease in fee income for personal trust services which was partially offset by a $648,000 increase in fee income for employee benefit administration. Other income increased $1.1 million (15.4%) due to $1.9 million in gains on other real estate properties in the second quarter of 1994 compared to $945,000 in gains recorded in the second quarter of 1993.


          The Corporation's noninterest income for the first six months of 1994 decreased $11.1 million (9.1%) when compared to the first six months of 1993. Securities gains of $12.7 million were recorded in the first six months of 1994 compared to $19.8 million in securities gains in the first six months of 1993. Investment securities sales are discussed in detail under "Changes in Financial Position." Servicing income from securitized assets decreased $4.7 million (33.7%) primarily due to an increase in credit losses on the securitized receivables portfolio of a nonbanking subsidiary of the Corporation and the payment of servicing fees under a sub-servicing contract on this securitized receivables portfolio. Service charges on deposit accounts increased
     $1.2 million (3.4%) primarily due to a $1.3 million increase in service charges on business checking accounts. Trust fees decreased $699,000 (6.7%) primarily due to a $1.0 million decrease in personal trust services which was partially offset by a $624,000 increase in fee income for employee benefit administration.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expense

          The following table presents the components of noninterest expense for the three months and six months ended June 30, 1994 and 1993.


     Table 5                        Noninterest Expenses
                                                     Three months ended June 30,              Six months ended June 30,
                                                  ---------------------------------       ---------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1994         1993     1994/1993        1994        1993    1994/1993
                                                  -------      -------  ------------     -------     ------- ------------
                                                                        (dollars in thousands)
     Salaries and wages.....................      $39,635      $40,786        (2.8%)     $79,991     $79,666         0.4%
     Other personnel costs..................       12,775       10,650         20.0       28,751      21,772        32.1
     Net occupancy costs....................        7,926        7,678          3.2       16,073      15,334         4.8
     Equipment costs........................        6,968        7,150         (2.5)      13,903      13,949        (0.3)
     Other operating expenses:
       Examinations and assessments.........        4,076        4,027          1.2        8,185       8,056         1.6
       Lending and collection...............        3,255        3,479         (6.4)       6,372       6,543        (2.6)
       Postage and communications...........        3,231        3,242         (0.3)       6,655       6,611         0.7
       Professional fees....................        4,859        3,258         49.1        8,414       5,649        48.9
       Advertising and public relations.....        3,301        3,742        (11.8)       6,652       6,965        (4.5)
       Other real estate expense............           92        1,563        (94.1)          75       4,332       (98.3)
       Other................................       12,141       14,102        (13.9)      24,813      27,436        (9.6)
                                                   ------       ------        -----       ------      ------       -----
         Total other operating expenses.....       30,955       33,413         (7.4)      61,166      65,592        (6.7)
                                                   ------       ------        -----       ------      ------       -----
             Total noninterest expenses.....      $98,259      $99,677         (1.4)    $199,884    $196,313         1.8
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest expenses for the second quarter of 1994 decreased $1.4 million (1.4%) when compared to the second quarter of 1993. Salaries and wages decreased $1.2 million (2.8%) due to a $3.1 million decrease in incentive accruals and commissions which is partially offset by an increase of $1.5 million in regular salary expense and severance expense. Other personnel costs increased $2.1 million (20.0%) due to an increase in employee retirement expenses. Professional fees increased $1.6 million (49.1%) primarily as a result of $2.1 million in consulting fees related to a corporate reengineering project which were partially offset by lower consulting fees for system conversions. Other real estate expense decreased $1.5 million (94.1%) due to an $892,000 decrease in provisions for other real estate and a $579,000 decrease in other real estate expenses. Other noninterest expenses decreased $2.0 million (13.9%) due to a $1.0 million accrual for the discontinuation of operations at a nonbanking subsidiary of the Corporation in the second quarter of 1993 and an $868,000 decrease in bankcard premium amortization expense due to acceleration of the premium amortization on purchased credit card portfolios in the second quarter of 1993 due to higher than expected runoff of the portfolios.

          The Corporation's noninterest expenses for the first six months of 1994 increased $3.6 million (1.8%) when compared to the first six months of 1993 primarily due to the following. Salaries and wages increased $325,000 (0.4%) due to a $4.2 million increase in regular salary expense and severance expense partially offset by a $3.9 million decrease in incentive accruals and commissions. Other personnel costs increased $7.0 million (32.1%) primarily as a result of an increase in employee retirement expenses of $6.1 million and increased medical benefits expense of $767,000. Other real estate expense decreased $4.3 million (98.3%) due to a $3.3 million decrease in provisions for other real estate and a $957,000 decrease in other real estate expenses. Professional fees increased $2.8 million (48.9%) as a result of consulting fees associated with a corporate reengineering project and a trust system conversion project of $2.5 million and $1.1 million, respectively, in 1994. These fees were partially offset by $1.2 million in fees paid in 1993 for systems conversions and other projects. Other noninterest expenses decreased $2.6 million (9.6%) due to accruals recorded in 1993 of $2.0 million for the cost of discontinuing operations at a nonbanking subsidiary of the Corporation and $1.0 million for a defalcation and account reconciliation problem as well as a $1.1 million decrease in bankcard premium amortization expense due to acceleration of the premium amortization on purchased credit card portfolios in 1993 due to higher than expected runoff of the portfolios. These increases in other expenses in 1993 were partially offset by a $961,000 increase in office supplies and forms expense in 1994 primarily due to forms expense related to systems conversions.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Off-Balance Sheet Derivative Financial Instruments

     Asset/Liability Management

          Derivative financial instruments are an integral part of the Corporation's asset/liability management process. Derivatives allow the Corporation to modify the repricing or maturity characteristics of assets and liabilities in a cost-efficient manner. This flexibility helps the Corporation to achieve liquidity, capital, and interest rate risk objectives.

          Derivatives fluctuate in value as interest rates rise or fall just as on-balance sheet assets and liabilities fluctuate in value. If the derivatives are purchased or sold as hedges of specific balance sheet items, the appreciation or depreciation of the derivatives, as interest rates change, will generally be offset by the unrealized appreciation or depreciation of the hedged items. Derivatives are used to hedge assets and liabilities as well as to provide basis risk protection.

          Asset Hedges

          Asset hedges are used to convert fixed rate assets to floating rate assets or vice versa. When the Corporation uses swaps to match/fund fixed rate term loans to customers, the Corporation is converting the fixed rate loans to floating rate loans that better match the floating rate deposits received from core customers.

          Asset hedges are also used to extend the period over which the Corporation's floating rate loans reprice. When the Corporation sells interest rate swaps, the Corporation receives a fixed rate for a specified term and pays a floating rate. This allows the Corporation to extend the period over which the floating rate assets (e.g. prime rate loans) reprice thus locking in a fixed rate. This strategy is used to reduce the asset sensitivity of the balance sheet or to better match maturities of assets and liabilities. The appropriateness of buying or selling asset hedges is a function of the current or desired interest rate sensitivity of the Corporation and is limited by interest rate risk policies approved by the Board of Directors.

          Liability Hedges

          Liability hedges are used to convert floating rate liabilities to fixed rate liabilities or vice versa. Interest rate swaps purchased as liability hedges are used to extend the period over which the Corporation's short-term deposits reprice and fix the interest rates. This offers protection against liabilities repricing faster than assets during periods of rising interest rates. Interest rate swaps sold as liability hedges are used to adjust fixed rate long-term deposits to floating rate deposits. The Corporation receives a fixed rate on this type of swap that offsets the fixed rate paid on the term deposits thus converting the deposits to a floating rate. By issuing long-term deposits, the Corporation increases its overall liquidity. Customer demand for long term deposits is primarily fixed rate. Interest rate swaps allow the Corporation to swap fixed rate liabilities for floating rate liabilities when appropriate for interest rate sensitivity purposes.

          Basis Hedges

          Basis risk hedges protect the interest rate spread between assets and liabilities that are repriced based on different indexes. Prime rate loans are often funded by liabilities that reset off of a CD index, treasury index, or LIBOR. Basis hedges lock-in the spread between different indices during the life of the hedges. These hedges transfer the basis risk to third parties willing to assume the risk and allow the Corporation to lock-in interest rate spreads between certain assets and liabilities.


     Trading

          The Corporation maintains active trading positions in a variety of financial derivatives. Many of these positions are a result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of the Corporation's derivative and foreign exchange traders. The active involvement of the Corporation's traders in these markets allows the Corporation to offer competitive pricing to customers and the expertise necessary to advise the Corporation's asset/ liability managers on the proper timing and execution of derivative hedges for the Corporation's balance sheet.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table presents the off-balance sheet derivative financial instruments used in the Corporation's asset/liability management. The mark-to-market value of the interest rate swaps was determined by calculating the present value of the difference of the remaining cash flows between the original rates of the swaps and the current replacement rates.



     Table 6                 Off-Balance Sheet Derivative Financial Instruments
                                                 June 30, 1994

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  --------------------------   Mark to
                                                Amount       in Years     Receive        Pay         Market
                                             ------------  ------------ -----------  -----------  -----------
                                                                   (dollars in thousands)
     ASSET/LIABILITY MANAGEMENT
     --------------------------

     ASSET HEDGES
     ------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed rate         $375,000         2.89         5.46%        4.66%    ($6,435)
                                                                                                     --------
       Unrealized gross gains                                                                             19
       Unrealized gross losses                                                                        (6,454)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating rate          100,950         2.65         4.01         6.69         919
                                                                                                     --------
       Unrealized gross gains                                                                          1,458
       Unrealized gross losses                                                                          (539)

     Interest rate swaps purchased forward
     -------------------------------------
     Convert fixed rate to floating rate           12,657         5.01            -         5.98         665
                                                                                                     --------
       Unrealized gross gains                                                                            665
       Unrealized gross losses                                                                             -


     LIABILITY HEDGES
     ----------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating rate          $64,000         1.76         8.46%        4.40%     $2,149
                                                                                                     --------
       Unrealized gross gains                                                                          2,366
       Unrealized gross losses                                                                          (217)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed rate          125,000         0.74         4.22         3.93       1,075
                                                                                                     --------
       Unrealized gross gains                                                                          1,075
       Unrealized gross losses                                                                             -


     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level            306,400         3.17          Cap - 13.50% (1)           -

     Hedge risk associated with bankcard
     asset securitizations

     Call options purchased                         9,237                                                  -
     ---------------------
     Hedge risk associated with deposits
     that reprice based upon the S&P 500
     index


     BASIS HEDGES
     ------------
     Interest rate swap
     ------------------
     Convert floating rate to different
     index                                        $30,000         4.69         3.73%        4.36%    ($1,943)
                                                                                                     --------
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                        (1,943)

     (1)  Pays interest if interest rates exceed 13.50%.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Money Market Investments

          Money market investments increased $334.9 million from December 31, 1993 to June 30, 1994. Federal funds sold increased $200.7 million due to the investment of funds generated from investment securities sales in liquid assets. Securities purchased under agreements to resell increased $141.3 million primarily due to the temporary investment of the $144.8 million in proceeds from the issuance of preferred stock in December of 1993.

          Money market investments increased $323.8 million from June 30, 1993 to June 30, 1994. Federal funds sold increased $164.7 million due to the investment of funds generated from investment securities sales in liquid assets. Securities purchased under agreements to resell increased $124.1 million primarily due to the temporary investment of the $144.8 million in proceeds from the issuance of preferred stock in December of 1993.


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale decreased $199.1 million from December 31, 1993 to June 30, 1994. In the first quarter of 1994, $1.1 billion in mortgage-backed obligations of Federal agencies ("MBS's") were sold, resulting in gains of $15.1 million and $166.3 million in U.S. Treasury and agency securities were sold, resulting in losses of $3.9 million. In the second quarter of 1994, $23.5 million in U.S Treasury and agency securities and $2.4 in equity securities were sold, resulting in gains of $91,000 and $1.4 million, respectively. Paydowns, maturities, and/or calls on the available-for-sale securities totaled $73.7 million for the first six months of 1994. These decreases in the portfolio were partially offset by significant purchases which included $912.6 million in MBS's, $239.6 million in U.S. Treasury and agency securities, and $16.3 million in equity securities. The book value of the available-for-sale portfolio at June 30, 1994 was $17.7 million below the amortized cost compared to a book value at December 31, 1993 which was $43.6 million above the amortized cost. This change in the book value resulted in a $37.3 million adjustment (net of income tax benefits) to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 7 provides information on the gross unrealized gains and losses of the available-for-sale portfolio.


          Investment securities available-for-sale increased $1.1 billion from June 30, 1993 to June 30, 1994 primarily as a result of the reclassification of $1.3 billion in securities from the held-to-maturity portfolio as a result of the Corporation's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") on December 31, 1993.


          Held-to-Maturity Portfolio

          Investment securities held-to-maturity decreased $237.9 million from December 31, 1993 to June 30, 1994. This decrease is the result of $243.9 million in paydowns and maturities partially offset by the purchase of $17.3 million in U.S. Treasury and agency securities in 1994. The market value of the held-to-maturity porfolio is $38.5 million below the book value. Table 8 provides information on the gross unrealized gains and losses of the held-to-maturity portfolio.


          Investment securities held-to-maturity decreased $1.3 billion from June 30, 1993 to June 30, 1994 primarily as a result of the reclassification of $1.3 billion in securities to the available-for-sale portfolio as a result of the Corporation's adoption of FAS 115 on December 31, 1993.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The amortized cost and book values of the available-for-sale securities at
     June 30, 1994 are shown in the following table.


     Table 7                    Available-for-Sale Portfolio
                                                                               June 30, 1994
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized
                                                               Cost         gains       losses       Book
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........     $51,714     $   -         ($1,835)    $49,879
     Mortgage-backed obligations of
        Federal agencies..................................     813,566          556      (32,924)    781,198
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      16,944           39           (2)     16,981
        Privately issued..................................       5,598           36            -       5,634
     Obligations of states and political
        subdivisions......................................     203,783       12,435       (1,522)    214,696
     Other debt securities................................      10,605            -            -      10,605
     Equity securities....................................      23,377        6,115         (646)     28,846
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,125,587      $19,181     ($36,929) $1,107,839
                                                            ==========   ==========   ==========  ==========



          The book and market values of the held-to-maturity securities at June
     30, 1994 are shown in the following table.


     Table 8                    Held-to-Maturity Portfolio
                                                                               June 30, 1994
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                                         unrealized   unrealized
                                                               Book         gains       losses      Market
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $881,151       $2,362     ($21,599)   $861,914
     Mortgage-backed obligations of
        Federal agencies..................................     174,206          422       (6,558)    168,070
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     358,116           71       (9,637)    348,550
        Privately issued..................................      57,031            -       (3,601)     53,430
     Other debt securities................................       1,267            -            -       1,267
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,471,771       $2,855     ($41,395) $1,433,231
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income increased $76.7 million from December 31, 1993 to June 30, 1994. This modest increase of 1.5% is indicative of the trends the Corporation is observing in its marketplace. While the Corporation believes there are areas of growth in residential mortgages and retail loans, the overwhelming trend is that competition remains strong and general economic uncertainty continues in the Corporation's region.

          The economy on the national level in the first six months of 1994 continued to rebound, but the Federal Reserve's positioning of interest rates remained a primary concern. The increase in short-term interest rates experienced in the first six months of 1994 had the most impact on the Corporation's retail lending products. During most of 1993, the Corporation, like many of its competitors, saw a surge of refinancing of first and second mortgages, as well as home equity lines of credit. With the onset of higher rates and the perception that rates could increase more, refinancing for first mortgages has dropped significantly.
     In addition, the consumer has turned away from the variable rate open-end products to fixed rate, fixed term second mortgages, thus contributing to the 3.0% increase in retail loans. The growth experienced in the Corporation's residential mortgage portfolio of 13.0% is attributed to strong marketing efforts.

          While commercial loan demand on the national level could be viewed as increasing, it has remained weak in the Corporation's region. The Corporation did experience some modest commercial loan growth in the first quarter of 1994, but this growth was offset by a 2.4% decline in the second quarter, resulting in a 1.5% decrease in commercial loans for the first six months of 1994. When analyzing the Corporation's three primary commercial market segments, large corporate loans exhibited moderate increases, particularly in the specialized industry groups. Middle market loans reflected the stress of competition and small business loans remained relatively flat due to a lagging regional economy.

          The Corporation's commercial real estate loans, comprising 23.3% of total loans, decreased 1.2% during the first six months of 1994. Most of that decline was attributable to decreases in the construction mortgage portfolio which decreased 12.1% due to a continuation of conversions from the construction phase to permanent. The commercial mortgage portfolio advanced during the first six months of 1994 with a 2.1% increase. This increase reflected the transfer of completed projects into permanent financing and the ability of the Corporation to record selective new loans. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 10 and 11.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in the following table.

     Table  9            Significant Exposures by Industry Classification

                                                                       June 30, 1994
                                                          --------------------------------------
                                                           Outstanding    Unfunded      Total
                                                             Balance    Commitments    Exposure
                                                           -----------  -----------   ----------
                                                                       (in thousands)
     Communications Industries:
        Cable.............................................    $114,113      $46,010     $160,123
        Wireless..........................................      91,421       17,890      109,311
        Publishing & Newspapers...........................      63,951       12,742       76,693
        Broadcast.........................................      10,267       19,599       29,866
                                                              --------     --------     --------
                                                              $279,752      $96,241     $375,993
                                                              --------     --------     --------

     Healthcare (1).......................................    $265,541     $121,779     $387,320

     Transportation (2)...................................    $317,677      $41,026     $358,703

     ----------------
     (1)  Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans.
     (2)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)



     Table 10             Loans Secured by Real Estate and Other Real Estate Owned by Property Type

                                                                               June 30, 1994
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           Construction   Mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................    $104,002     $264,803       $2,112     $     -
     Industrial warehouse and other commercial
       properties.........................................      32,813      192,934        4,235           -
     Retail...............................................      44,271      117,785       10,033           -
     Hospitals/nursing home medical centers...............           -       87,346            -           -
     Hotels/motels........................................           -       75,357        9,324       5,000
     Commercial land......................................      49,217            -          962       6,348
     Churches, restaurants and other special purpose
        properties........................................       6,092       64,515          360           -
     Apartments...........................................       1,587       72,274       10,421           -
     Mixed use............................................          37       40,802          164           -
     Residential land.....................................       8,628            -        2,559       1,793
     Other land-farm recreational facilities..............         514       10,500        1,191           -
     Residential properties held for resale...............       1,204          779          212           -
     Miscellaneous........................................       1,218       50,314          527           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $249,583     $977,409      $42,100     $13,141
                                                            ==========   ==========   ==========  ==========



     Table 11             Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region

                                                                               June 30, 1994
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           Construction   Mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $173,787     $618,020      $25,338      $7,947
     Pennsylvania.........................................       8,682      176,406       12,462       2,598
     Virginia.............................................      31,881       48,201        4,293       2,096
     Washington, D.C......................................      22,987       28,879            -           -
     Florida..............................................      12,156       25,774            -         500
     New Jersey...........................................           -       14,934            -           -
     Delaware.............................................           -        9,123            7           -
     All other............................................          90       56,072            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $249,583     $977,409      $42,100     $13,141
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Economic Environment

          Economic activity continued to improve during the first six months of 1994 with the first quarter particularly robust despite a severe winter storm. Stong consumer spending and rebounding employment increased the risk of inflation and the Federal Reserve responded by aggressively raising short-term interest rates. 1994 may be the strongest year of this expansion with growth near 4% and next year slowing due to the effect of higher interest rates.

          Maryland's economy continued its recovery from the past recession but at a much more gradual pace, particularly in the area of job creation due to stagnant government payrolls and declining budgets. Overall, generally improving economic and market conditions have contributed to a reduction in the financial difficulties faced by some of the Corporation's borrowers. The Corporation anticipates moderate near term improvement in general economic conditions, and expects that these trends, and their effect on asset quality, will continue to be positive in 1994 and next year.



     Nonperforming Assets

          Nonperforming assets totaled $99.3 million at June 30, 1994, a decrease of $36.1 million when compared to nonperforming assets of $135.4 million at December 31, 1993. The most significant changes in nonperforming assets in the six months ended June 30, 1994 were paydowns of $27.0 million, loans reclassified to accrual status of $8.9 million, charge-offs of $3.3 million, and other real estate owned sales of $7.5 million. These decreases were partially offset by $10.6 million in additions to nonperforming assets due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included $4.5 million in real estate loans which were upgraded from troubled debt restructuring status and returned to accrual and $4.4 million in commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant charge-off was a $1.0 million charge-off on a nonaccrual real estate loan.

          Table 12 sets forth nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated. Nonperforming assets at June 30, 1993 have been restated to reflect the reclassification of loans previously classified as in-substance foreclosures consistent with a policy change adopted by the federal regulatory agencies.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)



     Table 12                         Nonperforming Assets

                                                              June 30,  December 31,    June 30,
                                                                1994        1993          1993
                                                            ----------  ------------  ----------
                                                                         (in thousands)
     Nonaccrual loans
     Domestic:
       Commercial ........................................     $31,558      $47,521      $68,418
       Real estate, construction..........................       3,772        5,787        8,610
       Real estate mortgage, commercial...................      38,328       44,853       53,379
       Real estate mortgage, residential..................       5,293        5,381        6,452
       Leases receivable..................................         720          863          945
     Foreign..............................................       3,800        3,800        8,004
                                                              --------     --------     --------
           Total nonaccrual loans.........................      83,471      108,205      145,808
                                                              --------     --------     --------
     Restructured loans...................................         168        4,692          185
     Other assets owned:
       Other real estate..................................      19,627       26,427       36,439
       Valuation reserves.................................      (4,185)      (4,412)      (9,547)
       Other assets.......................................         257          510          609
                                                              --------     --------     --------
           Total other assets owned.......................      15,699       22,525       27,501
                                                              --------     --------     --------
       Total nonperforming assets.........................     $99,338     $135,422     $173,494
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        1.88%        2.59%        3.32%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $12,331      $17,172      $14,769
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table details certain information relating to the allowance for credit losses of the Corporation for the six months ended June 30, 1994 and June 30, 1993, respectively.


     Table 13                 Analysis of the Allowance for Credit Losses


                                                            Six Months ended June 30,
                                                          -----------------------------
                                                               1994         1993
                                                            ----------   ----------
                                                                 (in thousands)
     Allowance at beginning of year.......................    $200,006     $201,451
     Provision for credit losses..........................      14,998       24,217
     Losses charged off:
         Commercial loans.................................      (1,419)      (3,247)
         Real estate loans, construction..................      (1,333)      (1,048)
         Real estate loans, mortgage:
           Residential....................................        (228)        (357)
           Commercial.....................................      (1,786)      (6,859)
         Retail...........................................      (3,066)      (3,272)
         Bankcard receivables.............................     (13,729)     (13,444)
         Leases receivable................................         (75)        (204)
         Foreign loans....................................           -       (2,255)
                                                              --------     --------
           Total losses charged off.......................     (21,636)     (30,686)

     Recoveries of losses previously charged off:
         Commercial loans.................................       2,698          366
         Real estate loans, construction..................          11           16
         Real estate loans, mortgage:
           Residential....................................         320            5
           Commercial.....................................         213           49
         Retail...........................................       1,518        1,299
         Bankcard receivables.............................       2,674        2,296
         Leases receivable................................         271          180
         Foreign loans....................................           0           86
                                                              --------     --------
           Total recoveries...............................       7,705        4,297
     Net losses charged off...............................     (13,931)     (26,389)
                                                              --------     --------
     Total allowance at June 30...........................    $201,073     $199,279
                                                              ========     ========

     Average loans, net of average unearned income........  $5,222,139   $5,066,047
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $5,274,375   $5,193,254
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.54%        1.05%

     Allowance as a percentage of period end loans, net
        of unearned income................................        3.81         3.84

     Allowance as a percentage of nonperforming loans.....      240.41       136.50

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits decreased $111.5 million from December 31, 1993 to June 30, 1994. Core deposits totaled $6.2 billion at June 30, 1994 compared to $6.4 billion at December 31, 1994. This decrease of $214.6 million is primarily the result of a $213.1 million decrease in commercial noninterest bearing demand deposits partially due to an increase in the earnings credit rate on commercial deposits which lowers the compensating balance requirement of the Corporation's commercial customers. Purchased deposits, which include large denomination time and foreign time deposits, increased $103.1 million from December 31, 1993 to June 30, 1994 primarily due to a $92.1 million increase in large denomination time deposits.

          Total deposits increased $155.6 million from June 30, 1993 to June 30, 1994 primarily due to a $101.9 million increase in purchased deposits. Core deposits increased $53.7 million with the largest increase in savings deposits of $186.8 million partially offset by a $108.5 million decrease in money market deposits.


     Capital Resources

          The following table details the Corporation's capital components and ratios at June 30, 1994, December 31, 1993 and June 30,
     1993, based upon the capital requirements of the Federal Reserve Board.


     Table 14                       Capital Components
                                                                           June 30,  December 31,   June 30,
                                                                             1994        1993         1993
                                                                         ---------- ------------- ----------
                                                                                 (Dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,803    $      -
     Common stockholder's equity.......................................     841,708      831,991     752,598
     Disallowed intangibles............................................     (34,079)     (35,657)    (37,117)
     Unrealized losses (gains) on investment securities available-
       -for-sale (1)...................................................      10,728      (26,613)          -
                                                                           --------     --------    --------
     Tier 1 capital....................................................     963,209      914,524     715,481
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................     109,654      115,629     115,606
     Allowance for credit losses (2)...................................      89,285       90,153      86,938
     Mandatory convertible securities..................................      59,956       59,951      59,947
                                                                           --------     --------    --------
     Tier 2 capital....................................................     258,895      265,733     262,491
                                                                           --------     --------    --------
     Total capital.....................................................  $1,222,104   $1,180,257    $977,972
                                                                         ==========   ==========    ========

     Risk-adjusted assets..............................................  $7,031,005   $7,102,379  $6,843,873
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines)..................  $9,547,432   $9,557,793  $9,507,472
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.70%       12.88%      10.45%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       17.38        16.62       14.29
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       10.12         9.60        7.55

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $48.7 million and $41.8 million, respectively, when June 30, 1994 is compared to December 31, 1993 primarily due to $54.1 million in net income partially offset by $5.9 million in dividends declared on preferred stock in the first six months of 1994. Tier 1 and total capital increased $247.7 million and $244.1 million, respectively, when June 30, 1994 is compared to June 30, 1993 as a result of $108.5 million in net income during this period and $144.8 million in proceeds from the issuance of preferred stock in December of 1993. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 25

     Table 15
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                             Three Months ended June 30, 1994
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $572.2      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        34.0          0.4         3.84
       Trading account securities.........................        42.5          0.5         5.05
       Funds sold.........................................       742.7          7.3         3.94
     Investment securities available-for-sale:
       Taxable securities.................................       902.0         11.1         4.94
       Tax-exempt securities(1)...........................       204.4          6.1        12.06
       Equity investments.................................        21.7          0.4         6.41
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,128.1         17.6         6.26
     Investment securities:
       Taxable securities.................................     1,511.4         22.2         5.90
       Equity investments.................................         2.2            -            -
                                                             ---------     ---------
          Total securities................................     1,513.6         22.2         5.89
     Loans held-for-sale..................................        99.0          1.6         6.56
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,618.0         30.4         7.55
       Real estate, construction..........................       252.8          4.6         7.32
       Real estate mortgage, commercial...................       984.2         19.3         7.86
       Real estate mortgage, residential..................       548.3          9.2         6.71
       Retail.............................................       888.2         17.7         7.98
       Bankcard...........................................       475.9         18.5        15.57
       Leases receivable..................................       215.6          3.1         5.80
       Foreign............................................       257.8          4.0         6.23
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,240.8        106.8         8.17
        Allowance for credit losses.......................      (198.8)           -            -
                                                             ---------
          Loans, net......................................     5,042.0            -            -
     Other assets (4).....................................       382.5            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,556.6       $156.4
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,726.0      $     -           - %
                                                             ---------
       Interest bearing demand............................       562.8          3.3         2.35
       Money market accounts..............................     1,359.6          9.9         2.92
       Savings...........................................      1,196.7          8.1         2.70
       Other consumer time................................     1,411.9         14.3         4.08
       Large denomination time............................       353.8          4.2         4.76
     Deposits in foreign banking offices..................       133.0          1.8         5.51
                                                             ---------     ---------
          Total interest bearing deposits.................     5,017.8         41.6         3.33
                                                             ---------     ---------
          Total deposits..................................     6,743.8            -            -
     Funds purchased......................................       744.6          6.6         3.56
     Other borrowed funds, short-term.....................       732.5          6.7         3.65
     Other liabilities....................................       165.8            -            -
     Long-term debt (5)...................................       189.6          4.3         9.15
     Stockholders' equity.................................       980.3            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,556.6        $59.2
                                                              ========     ========

     Earning assets/interest income.......................    $8,800.7       $156.4         7.13%
     Interest bearing liabilities/interest expense........     6,684.5         59.2         3.55
     Earning assets/interest expense......................     8,800.7         59.2         2.70

     Net interest spread (6)..............................                                  3.58%
                                                                                           =====
     Net interest margin (7)..............................                                  4.43%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

     PAGE 26

     Table 16
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                              Six Months ended June 30, 1994
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $607.9      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        27.5          0.5         3.71
       Trading account securities.........................        48.8          1.2         4.77
       Funds sold.........................................       699.4         12.6         3.63
     Investment securities available-for-sale:
       Taxable securities.................................       938.9         25.0         5.38
       Tax-exempt securities(1)...........................       203.5         12.1        12.00
       Equity investments.................................        15.2          0.6         7.81
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,157.6         37.7         6.57
     Investment securities:
       Taxable securities.................................     1,575.5         46.0         5.89
       Equity investments.................................         3.9            -            -
                                                             ---------     ---------
          Total securities................................     1,579.4         46.0         5.87
     Loans held-for-sale..................................       125.7          4.5         7.12
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,623.7         57.6         7.15
       Real estate, construction..........................       263.8          9.1         6.98
       Real estate mortgage, commercial...................       972.9         37.5         7.77
       Real estate mortgage, residential..................       533.5         17.8         6.73
       Retail.............................................       880.7         34.4         7.89
       Bankcard...........................................       488.5         37.5        15.49
       Leases receivable..................................       212.6          6.2         5.84
       Foreign............................................       246.4          7.2         5.88
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,222.1        207.3         8.01
        Allowance for credit losses.......................      (198.8)           -            -
                                                             ---------
          Loans, net......................................     5,023.3            -            -
     Other assets (4).....................................       409.1            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,678.7       $309.8
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,756.1      $     -           - %
                                                             ---------
       Interest bearing demand............................       563.3          6.5         2.32
       Money market accounts..............................     1,357.9         19.3         2.86
       Savings...........................................      1,173.6         15.9         2.74
       Other consumer time................................     1,413.8         28.6         4.08
       Large denomination time............................       322.2          8.5         5.31
     Deposits in foreign banking offices..................       132.9          3.2         4.90
                                                             ---------     ---------
          Total interest bearing deposits.................     4,963.7         82.0         3.33
                                                             ---------     ---------
          Total deposits..................................     6,719.8            -            -
     Funds purchased......................................       780.2         12.6         3.27
     Other borrowed funds, short-term.....................       832.5         14.0         3.40
     Other liabilities....................................       173.3            -            -
     Long-term debt (5)...................................       189.6          8.7         9.20
     Stockholders' equity.................................       983.3            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,678.7       $117.3
                                                              ========     ========

     Earning assets/interest income.......................    $8,860.5       $309.8         7.05%
     Interest bearing liabilities/interest expense........     6,766.0        117.3         3.50
     Earning assets/interest expense......................    $8,860.5        117.3         2.67

     Net interest spread (6)..............................                                  3.55%
                                                                                           =====
     Net interest margin (7)..............................                                  4.38%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

                            Part II - Other Information






     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

        There are no exhibits furnished to this Form 10-Q.

       (b) Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     August 12, 1994                     BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     August 12, 1994                     BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer