Form 10-Q
period 1994-09-30
FIRST MARYLAND BANCORP
filed 1994-11-10
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1994

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                FOR THE QUARTER ENDED SEPTEMBER 30, 1994



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-9




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    10-31



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    32



                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,            September 30,
                                                                           ---------------------     -------------------
                                                                             1994         1993        1994        1993
                                                                           --------     --------    --------    --------
                                                                                          (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $110,199     $102,910    $316,362    $308,749
     Interest and dividends on investment securities:
         Taxable.......................................................      21,220       40,562      67,224     120,106
         Tax-exempt....................................................           -        3,930           -      12,105
         Dividends.....................................................           -          311           -         872
     Interest on investment securities available-for-sale:
         Taxable.......................................................      11,085            -      36,123       5,474
         Tax-exempt....................................................       3,990            -      12,116           -
         Dividends.....................................................         332            -         893           -
     Interest on loans held-for-sale...................................       1,751        2,994       6,120       7,903
     Interest on money market investments..............................       4,762        3,128      19,026       8,695
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     153,339      153,835     457,864     463,904
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      41,056       41,334     123,030     130,456
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      13,492       12,340      40,149      33,294
     Interest on long-term debt........................................       4,452        4,328      13,106      12,985
                                                                           --------     --------    --------    --------
           Total interest expense......................................      59,000       58,002     176,285     176,735
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................      94,339       95,833     281,579     287,169
     Provision for credit losses (note 4)..............................       5,998       13,119      20,996      37,336
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      88,341       82,714     260,583     249,833
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      17,907       18,628      54,692      54,217
     Trust fees........................................................       4,923        4,756      14,602      15,134
     Servicing income from securitized assets, net.....................       4,816        6,833      14,105      21,433
     Bankcard charges and fees.........................................       4,234        4,985      12,952      14,509
     Securities gains, net.............................................       2,696          (44)     15,444      19,804
     Mortgage banking income...........................................       2,513        6,085      13,587      17,377
     Other income......................................................      18,594       11,788      41,570      33,738
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      55,683       53,031     166,952     176,212
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      45,445       42,009     125,436     121,675
     Other personnel costs.............................................      10,441        9,952      39,192      31,724
     Net occupancy costs...............................................       7,980        7,960      24,053      23,320
     Equipment costs...................................................       7,646        7,426      22,579      22,496
     Other operating expenses..........................................      29,165       26,771      89,301      92,021
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................     100,677       94,118     300,561     291,236
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      43,347       41,627     126,974     134,809
     Income tax expense................................................      14,820       14,968      44,321      48,668
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $28,527      $26,659     $82,653     $86,141
                                                                           ========     ========    ========    ========

                                          See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                       September 30, December 31, September 30,
                                                                            1994         1993         1993
                                                                       ------------ ------------ ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $599,087     $630,731    $705,187
     Money market investments (note 2).................................     410,543      196,573     126,948
     Investment securities available-for-sale (note 3).................   1,056,358    1,306,899   1,049,453
     Investment securities (market value of $1,333,655,
       $1,731,462 and $1,880,704) (note 3).............................   1,380,207    1,709,648   1,832,938
     Loans held-for-sale (at cost which approximates market)...........      84,144      269,222     188,090
     Loans, net of unearned income of $79,190, $71,224
       and $123,256:
         Commercial....................................................   1,768,615    1,626,080   1,635,143
         Real estate,construction......................................     269,358      284,008     315,276
         Real estate,mortgage:
            Residential................................................     572,461      497,543     459,506
            Commercial.................................................     948,835      957,568     899,623
         Retail........................................................     947,170      885,117     974,252
         Bankcard......................................................     479,376      527,657     507,222
         Leases receivable.............................................     242,339      211,821     206,746
         Foreign.......................................................     242,357      207,927     219,782
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   5,470,511    5,197,721   5,217,550
         Allowance for credit losses (note 4)..........................    (200,995)    (200,006)   (207,838)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,269,516    4,997,715   5,009,712
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     102,132      100,726     101,991
     Due from customers on acceptances.................................      23,626        9,127       6,687
     Other assets......................................................     294,231      307,864     305,707
                                                                          ---------    ---------   ---------
                   Total assets........................................  $9,219,844   $9,528,505  $9,326,713
                                                                         ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,759,364   $1,914,452  $1,897,241
         Interest bearing deposits.....................................   4,741,078    4,747,825   4,686,227
     Interest bearing deposits in foreign banking office...............      88,798      111,880      92,497
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,589,240    6,774,157   6,675,965
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     666,494      748,266     852,325
     Other borrowed funds, short-term (note 7).........................     579,718      645,369     623,346
     Bank acceptances outstanding......................................      23,626        9,127       6,687
     Accrued taxes and other liabilities...............................     139,504      185,215     199,570
     Long-term debt (note 8)...........................................     214,618      189,577     189,563
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,213,200    8,551,711   8,547,456
                                                                          ---------    ---------   ---------

     Stockholders' equity :
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000           -
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares................      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,127      83,324
          Retained earnings............................................     709,758      637,128     611,007
          Unrealized (losses) gains on investment securities available
            -for-sale (net of income tax (benefits) of ($10,610) and
            $17,018)...................................................     (16,216)      26,613           -
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,006,644      976,794     779,257
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity..........  $9,219,844   $9,528,505  $9,326,713
                                                                         ==========   ==========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                  Unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                                                                                  available-
                                              Preferred      Common       Capital     Retained    for-sale,
                                                Stock         Stock       Surplus     Earnings    net of tax    Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Nine Months Ended September 30, 1993
     ------------------------------------

     Balance at beginning of year...........    $    -         $84,926      $83,324     $525,908    $    -      $694,158
     Net income.............................                                              86,141                  86,141
     Net cost not yet recognized as
       periodic pension expense.............                                              (1,042)                 (1,042)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at September 30, 1993..........    $    -         $84,926      $83,324     $611,007    $    -      $779,257
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Nine Months Ended September 30, 1994
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income.............................                                              82,653                  82,653
     Dividends declared on preferred
     stock..................................                                              (8,865)                 (8,865)
     Net cost not yet recognized as
     periodic pension expense...............                                              (1,158)                 (1,158)
     Adjustment of the unrealized losses
     on investment securities available-
     for-sale, net of income tax benefits...                                                         (42,829)    (42,829)
     Adjustment to preferred stock issuance
     costs..................................                                     49                                   49
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at September 30, 1994..........      $30,000      $84,926     $198,176     $709,758    ($16,216) $1,006,644
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                              --------------------------------
                                                                                                      1994        1993
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $82,653     $86,141
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................     20,996      37,336
         Provision for other real estate losses..................................................         44       4,402
         Depreciation and amortization...........................................................     23,039      24,911
         Deferred income tax expense.............................................................      5,527       2,882
         Net gain on the sale of assets..........................................................    (24,232)    (22,919)
         Net decrease (increase) in loans originated for sale....................................    172,583     (31,484)
         Increase in trading account securities..................................................     (2,209)     (1,257)
         Decrease (increase) in accrued interest receivable......................................        962      (1,486)
         Decrease in accrued interest payable....................................................     (3,489)     (2,011)
         Other, net..............................................................................    (12,374)     38,144
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................    263,500     134,659
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................  1,271,469           -
       Proceeds from sales of investment securities held-to-maturity.............................     20,383     709,111
       Proceeds from paydowns and maturities of investment securities available-for-sale.........    120,761           -
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........    316,695   1,069,023
       Purchases of investment securities available-for-sale..................................... (1,189,739)          -
       Purchases of investment securities held-to-maturity.......................................    (19,963) (2,018,398)
       Net increase in short-term investments....................................................   (212,035)    (85,557)
       Proceeds from sale of loans...............................................................     45,782           -
       Purchase of loans.........................................................................       (255)          -
       Net disbursements from lending activities of bank subsidiaries............................   (329,611)    (68,448)
       Principal collected on loans of nonbank subsidiaries......................................     18,183      17,043
       Loans originated by nonbank subsidiaries..................................................    (11,383)    (42,816)
       Principal payments received under leases..................................................      3,401      11,373
       Purchases of assets to be leased..........................................................     (1,338)     (1,095)
       Proceeds from other real estate transactions..............................................     11,023      12,696
       Proceeds from sales of premises and equipment.............................................      2,937         221
       Purchases of premises and equipment.......................................................    (18,349)    (17,785)
       Proceeds from sale of deposits............................................................   (194,107)     (8,712)
       Purchase of deposits......................................................................     96,600           -
       Purchase of mortgage company..............................................................       (905)          -
       Other, net................................................................................     (7,907)    (10,992)
                                                                                                   ---------   ---------
            Net cash used for investing activities...............................................    (78,358)   (434,336)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net decrease in deposits .................................................................    (87,152)   (133,874)
       Net (decrease) increase in short-term borrowings..........................................   (147,423)    495,482
       Principal payment on long-term debt.......................................................          -        (875)
       Issuance of medium-term bank notes........................................................     25,000           -
       Cash dividends paid.......................................................................     (7,485)          -
                                                                                                   ---------   ---------
            Net cash (used for) provided by financing activities.................................   (217,060)    360,733
                                                                                                   ---------   ---------
     (Decrease) increase in cash and cash equivalents ...........................................    (31,918)     61,056
     Cash and cash equivalents at beginning of year..............................................    631,137     654,527
                                                                                                   ---------   ---------
     Cash and cash equivalents at September 30,..................................................   $599,219    $715,583
                                                                                                   =========   =========

     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $178,648    $178,746
       Income tax payments.......................................................................     37,398      33,509
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     30,143      42,656
       Transfers to other real estate............................................................      2,171      12,651

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




     2.  Money Market Investments

          Money market investments at September 30, 1994, December 31, 1993 and September 30, 1993 included the following:
                                                          September 30, December 31, September 30,
                                                               1994         1993         1993
                                                            ---------- -------------  ----------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $132         $406      $10,396
     Trading account securities...........................      55,546       53,337        8,873
     Federal funds sold...................................     238,325      121,000       70,250
     Securities purchased under agreements
       to resell..........................................     116,540       21,830       37,429
                                                              --------     --------     --------
           Total money market investments.................    $410,543     $196,573     $126,948
                                                              ========     ========     ========


     3.  Investment Securities

          The following is a comparison of the amortized cost and book values of the available-for-sale securities:

                                                             September 30, 1994         December 31, 1993      September 30, 1993
                                                            ---------------------     ---------------------   ---------------------
                                                            Amortized                 Amortized                Amortized
                                                              Cost          Book        Cost          Book     Cost (1)     Market
                                                           -----------   ----------  -----------  ----------   ---------   --------
                                                                                          (in thousands)

     U.S. Treasury and U.S. Government agencies...........     $51,769      $49,502     $   -        $   -      $   -       $   -
     Mortgage-backed obligations of
        Federal agencies..................................     787,425      748,630      900,549     914,215     780,084     800,717
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      15,294       15,328      122,818     126,564      45,041      45,125
        Privately issued..................................       3,787        3,812       12,265      12,362           -           -
     Obligations of states and political
        subdivisions......................................     191,440      200,507      201,062     220,467     199,215     220,859
     Other investment securities..........................      33,469       38,579       26,574      33,291      25,113      31,139
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,083,184   $1,056,358   $1,263,268  $1,306,899  $1,049,453  $1,097,840
                                                            ==========   ==========   ==========  ==========  ==========  ==========

     (1)  At September 30, 1993, securities were reclassified to the available-for-sale portfolio at amortized cost.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

          The following is a comparison of the book and market values of the held-to-maturity securities:

                                                               September 30, 1994       December 31, 1993       September 30, 1993
                                                              ---------------------   ---------------------    ---------------------
                                                                Book        Market       Book        Market       Book       Market
                                                              --------   ----------     --------  ----------    --------  ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $814,222     $790,027     $970,554    $989,046    $907,667    $938,622
     Mortgage-backed obligations of
        Federal agencies..................................     166,825      159,880      211,920     214,765     196,040     200,309
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     342,075      330,410      450,385     451,462     623,477     635,796
        Privately issued..................................      55,801       52,054       69,921      69,321      98,918      99,141
     Other investment securities..........................       1,284        1,284        6,868       6,868       6,836       6,836
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,380,207   $1,333,655   $1,709,648  $1,731,462  $1,832,938  $1,880,704
                                                            ==========   ==========   ==========  ==========  ==========  ==========


     4.  Allowance for Credit Losses

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at this time. The following is a summary of the activity in the allowance for credit losses:

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                             1994         1993
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $200,006     $201,451
     Provision for credit losses.......................................      20,996       37,336
     Allowance of loans acquired or (sold).............................           -         (810)
     Less: charge-offs, net of recoveries of $10,136 and $11,707.......     (20,007)     (30,139)
                                                                           --------     --------
     Balance at September 30...........................................    $200,995     $207,838
                                                                           ========     ========


     5.  Intangible Assets

          Intangible assets at September 30, 1994, December 31, 1993 and
     September 30, 1993 included the following:
                                                          September 30, December 31, September 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $31,966      $33,373      $34,015
     Premium on bankcard receivables......................      15,499       18,124       19,165
     Premium on deposits..................................       9,084        1,299        1,406
     Mortgage servicing rights............................       1,117          777          901
     Other................................................         853          985          953
                                                               -------      -------      -------
           Total intangible assets........................     $58,519      $54,558      $56,440
                                                               =======      =======      =======

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     6.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                             1994         1993
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................      $4,412       $9,195
     Provision for other real estate losses............................          44        4,402
     Writedowns........................................................        (271)      (5,426)
                                                                             ------       ------
     Balance at September 30...........................................      $4,185       $8,171
                                                                             ======       ======


     7.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at September 30, 1994, December 31,
     1993 and September 30, 1993 included the following:
                                                          September 30, December 31, September 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $418,930     $463,645     $417,438
     Bank notes...........................................     130,000      177,000      185,000
     Federal funds purchased-term.........................      15,000            -            -
     Commercial paper.....................................           -            -       14,950
     Other................................................      15,788        4,724        5,958
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $579,718     $645,369     $623,346
                                                              ========     ========     ========


     8.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at September 30, 1994, December 31, 1993 and September 30, 1993 which is all unsecured:
                                                          September 30, December 31, September 30,
                                                               1994         1993         1993
                                                          ------------ ------------- ------------
                                                                       (in thousands)

     5.77% Medium term bank notes due September 1, 1995...     $25,000     $   -        $   -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,958       59,951       59,949
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,996        9,996        9,995
     8.67% Notes due March 20, 1997.......................       9,996        9,995        9,995
     8.375% Subordinated Notes due May 15, 2002...........      99,668       99,635       99,624
                                                              --------     --------     --------
           Total long-term debt...........................    $214,618     $189,577     $189,563
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp ("The Corporation") for the nine months and quarter ended September 30, 1994 was $82.7 million and $28.5 million, respectively, compared to $86.1 million and $26.7 million for the nine months and quarter ended September 30, 1993. Return on average assets and return on average total equity were 1.16% and 11.14%, respectively, for the nine months ended September 30, 1994 compared with 1.23% and 15.51% for the nine months ended September 30, 1993.




     Table 1                Selected Quarterly Financial Information


                                                           3rd Quarter  2nd Quarter  1st Quarter  4th Quarter 3rd Quarter
                                                               1994         1994         1994        1993         1993
                                                           -----------  -----------  -----------  ----------- -----------
                                                                             (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........     $96,858      $97,191      $95,293     $98,747     $98,698
        Tax equivalent adjustment.........................       2,519        2,617        2,627       2,717       2,865
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      94,339       94,574       92,666      96,030      95,833
        Provision for credit losses.......................       5,998        5,999        8,999       7,955      13,119
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      88,341       88,575       83,667      88,075      82,714
        Noninterest income................................      55,683       53,482       57,787      57,233      53,031
        Noninterest expenses..............................     100,677       98,259      101,625     103,417      94,118
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      43,347       43,798       39,829      41,891      41,627
        Income tax expense................................      14,820       15,728       13,773      14,164      14,968
                                                              --------     --------     --------    --------    --------
        Net income........................................     $28,527      $28,070      $26,056     $27,727     $26,659
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $1,575     $   -

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................   9,153,100    9,556,600    9,802,100   9,557,800   9,401,500
        Loans, net........................................   5,127,800    5,042,000    5,004,300   4,944,500   4,912,600
        Deposits..........................................   6,530,900    6,743,800    6,695,500   6,668,900   6,589,300
        Long-term debt....................................     197,800      189,600      189,600     189,600     189,600
        Stockholders' equity..............................   1,010,000      980,300      986,300     826,500     771,600

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.24%        1.18%        1.08%       1.15%       1.13%
        Return on average total stockholders' equity......       11.21        11.49        10.71       13.31       13.71
        Return on average common stockholders' equity.....       11.73        12.06        11.13       13.00       13.71
        Average stockholders' equity to average total
          assets..........................................       11.04        10.26        10.06        8.65        8.21
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.71        13.70        12.95       12.88       10.72
          Total...........................................       17.35        17.38        16.59       16.62       14.53
        Tier 1 leverage ratio.............................       10.75        10.12         9.60        9.60        7.93
        Net interest margin...............................        4.60         4.43         4.32        4.54        4.62
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.45         0.36         0.72        0.95        0.29
        Allowance for credit losses to period end loans,
          net of unearned income..........................        3.67         3.81         3.80        3.85        3.98
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        1.59         1.88         2.28        2.59        3.26

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended September 30, 1994 of $96.9 million decreased $1.8 million (1.8%) when compared to net interest income of $98.7 million for the quarter ended September 30, 1993. This decrease was primarily due to a decline in the interest rate spread between yields on average earning assets and interest rates paid on average interest bearing liabilities. Interest rates paid on average interest bearing liabilities increased 28 basis points but average earning asset yields increased only 7 basis points. These negative rate variances were partially offset by positive changes in the funding mix. Average interest free sources of funds increased $289.4 million due to an increase in average equity resulting from the proceeds from the preferred stock issuance in December of 1993 and net income. In addition, average interest bearing deposits decreased $410.9 million primarily resulting from a decline in average funds purchased. The net interest margin for the quarter ended September 30, 1994 was 4.60% compared to 4.62% for the quarter ended September 30, 1993.

          Net interest income on a fully tax equivalent basis for the nine months ended September 30, 1994 of $289.3 million decreased $6.0 million (2.0%) when compared to net interest income of $295.3 million for the nine months ended September 30, 1993. This decrease was due to narrower interest rate spreads which were partially offset by positive changes in the balance sheet mix. Average earning asset yields declined 31 basis points primarily due to a decrease in the yield on average investment securities resulting from securities sold in 1993 which were replaced with lower yielding securities. This negative impact on net interest income was partially offset by a $243.5 million increase in average earning assets resulting from an increase in average interest free sources of funds due to the increase in average equity discussed above. The net interest margin for the nine months ended September 30, 1994 was 4.45% compared to 4.67% for the nine months ended September 30, 1993.

          An analysis of fully tax equivalent net interest income, net interest spreads and net interest margins for the three months and nine months ended September 30, 1994 and 1993 is presented in Tables 2 and 3.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                     Three Months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1994                                  1993
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,529.6        $38.5         6.04%    $2,821.7       $46.9        6.60%
     Loans held-for-sale....................         88.9          1.8         7.81        170.0         3.1        7.17
     Loans, net of unearned income..........      5,326.7        110.8         8.25      5,111.7       103.6        8.04
     Other earning assets...................        416.5          4.8         4.54        379.8         3.1        3.27
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,361.7        155.9         7.40     $8,483.2       156.7        7.33
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,282.1         59.0         3.73      6,693.0        58.0        3.45
     Interest rate spread (2)...............                                   3.67                                 3.88
     Interest free sources utilized
       to fund earning assets...............      2,079.6                                1,790.2
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,361.7         59.0         2.80     $8,483.2        58.0        2.71
                                                 ========       ------                  ========      ------
     Net interest income....................                     $96.9                                 $98.7
                                                                ======                                ======
     Net interest margin (3)................                                   4.60%                                4.62%
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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)

                                                                      Nine months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1994                                  1993
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,667.1       $122.2         6.13%    $2,733.8      $139.1        6.80%
     Loans held-for-sale....................        113.3          6.2         7.30        272.4        13.6        6.67
     Loans, net of unearned income..........      5,257.4        318.1         8.09      5,081.5       310.6        8.17
     Other earning assets...................        654.7         19.1         3.89        361.3         8.7        3.22
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,692.5        465.6         7.16     $8,449.0       472.0        7.47
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,603.0        176.3         3.57      6,692.7       176.7        3.53
     Interest rate spread (2)...............                                   3.59                                 3.94
     Interest free sources utilized
       to fund earning assets...............      2,089.5                                1,756.3
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,692.5        176.3         2.71     $8,449.0       176.7        2.80
                                                 ========       ------                  ========      ------
     Net interest income....................                    $289.3                                $295.3
                                                                ======                                ======
     Net interest margin (3)................                                   4.45%                                4.67%
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



     Provision for Credit Losses

          The provision for credit losses for the third quarter of 1994 totaled $6.0 million compared to $13.1 million for the third quarter of 1993, a decrease of $7.1 million (54.2%). The provision for credit losses for the nine months ended September 30, 1994 totaled $21.0 million, a decrease of $16.3 million (43.7%) over the $37.3 million provision recorded for the nine months ended September 30, 1993. These decreases in the provision were the result of improved credit loss trends and declining levels of nonperforming assets.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Noninterest Income

          The following table presents the components of noninterest income for the three months and nine months ended September 30, 1994 and 1993.

     Table 4                     Noninterest Income
                                                 Three months ended September 30,         Nine months ended September 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1994         1993     1994/1993        1994       1993     1994/1993
                                                  -------      -------   -----------     -------     -------  -----------
                                                                        (dollars in thousands)
     Service charges on deposit accounts....      $17,907      $18,628        (3.9%)     $54,692     $54,217         0.9%
     Trust fees.............................        4,923        4,756          3.5       14,602      15,134        (3.5)
     Servicing income from securitized
       assets, net..........................        4,816        6,833        (29.5)      14,105      21,433       (34.2)
     Bankcard charges and fees..............        4,234        4,985        (15.1)      12,952      14,509       (10.7)
     Securities gains, net..................        2,696          (44)           -       15,444      19,804       (22.0)
     Mortgage banking income................        2,513        6,085        (58.7)      13,587      17,377       (21.8)
     Other income:
       Customer service fees................        2,383        2,547         (6.4)       7,342       6,843         7.3
       Investment banking income............        1,672        2,087        (19.9)       5,458       6,657       (18.0)
       Other................................       14,539        7,154        103.2       28,770      20,238        42.2
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................       18,594       11,788         57.7       41,570      33,738        23.2
                                                  -------      -------        -----      -------     -------       -----
            Total noninterest income........      $55,683      $53,031          5.0     $166,952    $176,212        (5.3)
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest income for the third quarter of 1994 increased $2.7 million (5.0%) when compared to the third quarter of 1993. Service charges on deposits decreased $721,000 (3.9%) due to lower service charges on business checking accounts. Servicing income from securitized assets decreased $2.0 million (29.5%) as a result of a decision to outsource the servicing of securitized manufactured housing receivables beginning in the fourth quarter of 1993 and a reduction in excess servicing income resulting from a change in credit loss experience. Bankcard charges and fees decreased $751,000 (15.1%) primarily due to increased competition and lower customer card usage. Securities gains of $2.7 million were recorded in the third quarter of 1994 compared to $44,000 in securities losses in the third quarter of 1993. Securities sales are discussed in detail under "Changes in Financial Position." Mortgage banking income decreased $3.6 million (58.7%) primarily due to lower gains on the sale of servicing and lower origination fees resulting from lower origination volumes. Other income increased $7.4 million (103.2%) due to the following: a $6.9 million gain on the sale of six branches at a banking subsidiary of the Corporation, $2.4 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired, and a $900,000 gain on the exercise of put warrants received as collateral for a lending arrangement. These gains were partially offset by a $1.7 million decrease in leasing residual gains and an $838,000 decrease in gains on the disposal of other real estate when the third quarter of 1994 is compared to the third quarter of 1993.

           The Corporation's noninterest income for the nine months ended September 30, 1994 decreased $9.3 million (5.3%) when compared to the nine months ended September 30, 1993. Servicing income from securitized assets decreased $7.3 million (34.2%) due to a decision to outsource the servicing of securitized manufactured housing receivables beginning in the fourth quarter of 1993 and a reduction in excess servicing income resulting from a change in credit loss experience. Bankcard charges and fees decreased $1.6 million (10.7%) primarily as a result of increased competition and lower customer card usage. Securities gains of $15.4 million were recorded in the nine months ended September 30, 1994 compared to $19.8 million in securities gains in the nine months ended September 30, 1993. Mortgage banking income decreased $3.8 million (21.8%) primarily due to lower gains on the sale of servicing and lower origination fees resulting from lower origination volumes. Investment banking income decreased $1.2 million (18.0%) as a result of lower fixed income sales and mutual fund sales during 1994. Other income increased $8.5 million (42.2%) as a result of the following: a $6.9 million gain on the sale of six branches, $2.9 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired, and a $900,000 gain on the exercise of put warrants. These gains were partially offset by a $1.7 million decrease in leasing residual gains and a $624,000 decrease in gains on the disposal of other real estate when the nine months ended September 30, 1994 is compared to the nine months ended September 30, 1993.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expense for the three months and nine months ended September 30, 1994 and 1993.


     Table 5                        Noninterest Expenses

                                                  Three months ended September 30,         Nine months ended September 30,
                                                  ---------------------------------       ---------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1994         1993     1994/1993        1994        1993    1994/1993
                                                  -------      -------  ------------     -------     ------- ------------
                                                                        (dollars in thousands)
     Salaries and wages.....................      $45,445      $42,009          8.2%    $125,436    $121,675         3.1%
     Other personnel costs..................       10,441        9,952          4.9       39,192      31,724        23.5
     Net occupancy costs....................        7,980        7,960          0.3       24,053      23,320         3.1
     Equipment costs........................        7,646        7,426          3.0       22,579      22,496         0.4
     Other operating expenses:
       Professional fees....................        4,230        2,655         59.3       12,643       8,304        52.3
       Examinations and assessments.........        3,986        3,979          0.2       12,170      12,035         1.1
       Postage and communications...........        3,507        3,491          0.5       10,163      10,102         0.6
       Advertising and public relations.....        3,393        2,754         23.2       10,045       9,719         3.4
       Lending and collection...............        2,777        2,846         (2.4)       9,114       9,299        (2.0)
       Other real estate expense............          160        1,595        (90.0)         235       5,928       (96.0)
       Other................................       11,112        9,451         17.6       34,931      36,634        (4.6)
                                                   ------       ------        -----       ------      ------       -----
         Total other operating expenses.....       29,165       26,771          8.9       89,301      92,021        (3.0)
                                                   ------       ------        -----       ------      ------       -----
             Total noninterest expenses.....     $100,677      $94,118          7.0     $300,561    $291,236         3.2
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest expenses for the third quarter of 1994 increased $6.6 million (7.0%) when compared to the third quarter of 1993. Salaries and wages increased $3.4 million (8.2%). Other personnel costs increased $489,000 (4.9%) primarily due to an increase in employee retirement expenses. Professional fees increased $1.6 million (59.3%) primarily as a result of $1.4 million in consulting fees related to a corporate reengineering project. Advertising and public relations expense increased $639,000 (23.2%). Other real estate expense decreased $1.4 million (90.0%) due to a $1.1 million decrease in provisions for other real estate. Other expenses increased $1.7 million (17.6%) due to a $2.0 million accrual for the discontinuation of operations at a subsidiary which was recorded in the first six months of 1993. In the third quarter of 1993, $1.4 million of this $2.0 million accrual was reversed.

          The Corporation's noninterest expenses for the nine months ended September 30, 1994 increased $9.3 million (3.2%) when compared to the nine months ended September 30, 1993. Salaries and wages increased $3.7 million (3.1%). Other personnel costs increased $7.5 million (23.5%) primarily as a result of an increase in employee retirement expenses of $6.1 million and increased medical benefits expense of $907,000. Net occupancy expenses increased $733,000 (3.1%) primarily due to an increase in property rental expense. Professional fees increased $4.3 million (52.3%) as a result of consulting fees associated with a corporate reengineering project and a trust system conversion project of $3.9 million and $1.9 million, respectively, in 1994. These fees were partially offset by $1.9 million in fees paid in 1993 for systems conversions and other projects. Other real estate expense decreased $5.7 million (96.0%) due to a $4.4 million decrease in provisions for other real estate and a $1.3 million decrease in other real estate expenses. Other expenses decreased $1.7 million (4.6%) primarily as a result of accruals recorded in 1993 of $1.0 million for a defalcation and account reconciliation problem and $600,000 for the cost of discontinuing operations at a subsidiary of the Corporation. In addition, bankcard premium amortization expense was $1.0 million higher in 1993 due to acceleration of the premium amortization on purchased credit card portfolios due to higher than expected runoff of the portfolios. These increases in other expenses in 1993 were partially offset by a $1.2 million increase in office supplies and forms expense in 1994 primarily due to expense related to systems conversions.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Off-Balance Sheet Derivative Financial Instruments

     Trading

          The Corporation maintains active trading positions in a variety of financial derivatives including foreign exchange and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and foreign exchange options. Many of these positions are a result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of the Corporation's derivative and foreign exchange traders. The managers and traders involved in financial derivatives have the technical expertise to trade these products. The active involvement of the Corporation's traders in these markets allows the Corporation to offer competitive pricing to customers and the expertise necessary to advise the Corporation's asset/ liability managers on the proper timing and execution of hedging strategies for the Corporation's balance sheet.

          All trading activity is conducted within the Corporation's Board of Directors approved risk limits. Trading systems are in place which measure risks and profitability associated with derivative trading positions as market movements occur. An independent risk control unit monitors these risks. The results are reported daily and reviewed by the Corporation's Asset/Liability Committee and the Executive Committee of the Board of Directors on a monthly basis.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table discloses the end-of-period fair values and the year-to-date and quarterly average fair values during the year of the derivative financial instruments held or issued for trading purposes.

     Table 6      Fair Value of Off-Balance Sheet Derivative Financial Instruments
                                      Held for Trading Purposes
                                          September 30, 1994
                                                                         Fair Values
                                                          ---------------------------------------
                                                                                 Average
                                                                       --------------------------
                                               Notional                 Nine Months  Three Months
                                                Amounts   End-of-Period    Ended         Ended
                                             ------------- ------------ ------------ -------------
                                                                 (in thousands)
     Interest Rate Contracts

        Interest Rate Swaps                      $548,694
            In a receivable position                            $6,099       $2,027       $5,945
            In a payable position                               (3,703)      (1,200)      (3,516)

        Interest Rate Caps/Floors                 143,495
            Interest rate caps/floors held                       1,249          266          783
            Interest rate caps/floors written                   (1,262)        (277)        (814)

        Futures                                    45,300
            In a favorable position                                254            -            -
            In an unfavorable position                             (39)           -            -

     Foreign Exchange Contracts

        Options                                   849,984
            Options held                                         4,177          827        2,446
            Options written                                     (3,218)        (608)      (1,802)

        Forwards                                  670,610
            In a favorable position                              2,188          447        1,282
            In an unfavorable position                            (114)         (18)         (52)

        Futures                                     7,990
            In a favorable position                                  1            -            -
            In an unfavorable position                              (8)           -            -

     Wholesale Trading

          The Corporation is party to a variety of interest rate swap, cap and floor, future, and option contracts in its wholesale trading activities.
     In addition, the Corporation trades debt securities.  Interest rate contracts and debt securities used in trading activities are carried at fair value.  Realized and unrealized gains or losses on interest rate contracts are included in other noninterest income as wholesale trading income.  As of September 30, 1994, net wholesale trading income recognized in earnings totaled $831,000 as detailed below:
                                                          (in thousands)
                       Interest rate swaps                      $1,782
                       Futures                                     181
                       Interest rate caps & floors                  32
                       Swaptions                                    13
                       Options                                      11
                       Securities                               (1,188)
                                                               -------
                                                                  $831
                                                               =======

     Foreign Exchange Trading

          The Corporation is party to a variety of foreign exchange spot, forward, future, and option contracts in its trading activities.  Trading positions in foreign exchange contracts are carried at fair value.
     Realized and unrealized gains and losses on foreign exchange contracts are included in other noninterest income as foreign exchange trading income.  As of September 30, 1994, net foreign exchange trading income recognized in earnings totaled $764,000 as detailed below:
                                                          (in thousands)
                  Spot and forward contracts                    $4,474
                  Futures                                          879
                  Options                                       (4,600)
                  Miscellaneous                                     11
                                                               -------
                                                                  $764
                                                               =======

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

          Liability Hedges

          Liability hedges are used to convert floating rate liabilities to fixed rate liabilities or vice versa. Interest rate swaps purchased as liability hedges are used to extend the period over which the Corporation's short-term deposits reprice thus locking in fixed rates. This offers protection against liabilities repricing faster than assets during periods of rising interest rates. Interest rate swaps sold as liability hedges are used to adjust fixed rate long-term deposits to floating rate deposits. The Corporation receives a fixed rate on this type of swap that offsets the fixed rate paid on the term deposits thus converting the deposits to a floating rate. By issuing long-term deposits, the Corporation increases its overall liquidity. Customer demand for long term deposits is primarily fixed rate. Interest rate swaps allow the Corporation to swap fixed rate liabilities for floating rate liabilities when appropriate for interest rate sensitivity purposes.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table presents the off-balance sheet derivative financial instruments entered into for asset/liability management purposes by the Corporation.

     Table 7                 Off-Balance Sheet Derivative Financial Instruments
                                Held for Asset/Liability Management Purposes
                                             September 30, 1994
                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Asset Hedges
     ------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed rate         $375,000         2.64         6.07%        5.11%    ($8,510)
                                                                                                     --------
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                        (8,510)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating rate           50,950         4.72         4.95         6.77       1,675
                                                                                                     --------
       Carrying amount                                                                                  (278)
       Unrealized gross gains                                                                          1,953
       Unrealized gross losses                                                                             -

     Interest rate swaps purchased forward
     -------------------------------------
     Convert fixed rate to floating rate           12,657         5.01            -         5.98         749
                                                                                                     --------
       Unrealized gross gains                                                                            749
       Unrealized gross losses                                                                             -

     Liability Hedges
     ----------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating rate          114,000         2.57         7.68         4.95         607
                                                                                                     --------
       Unrealized gross gains                                                                          1,748
       Unrealized gross losses                                                                        (1,141)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed rate          475,000         0.68         4.86         5.31       1,917
                                                                                                     --------
       Unrealized gross gains                                                                          1,932
       Unrealized gross losses                                                                           (15)

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level            288,700         2.83          Cap - 13.50% (1)           -
                                                                                                     --------
       Carrying amount                                                                                    84
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                           (84)


     Call options purchased                        12,354         2.74            -            -           -
     ---------------------                                                                           --------
       Carrying amount                                                                                   842
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                          (842)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 7                 Off-Balance Sheet Derivative Financial Instruments
                                Held for Asset/Liability Management Purposes
                                             September 30, 1994
                                                 (Continued)
                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Basis Hedges
     ------------

     Interest rate swap
     ------------------
     Convert floating rate to different
     index                                        $30,000         4.44         5.18%        4.80%    ($1,986)
                                                                                                     --------
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                        (1,986)

     (1)  Pays interest if interest rates exceed 13.50%.


     Accounting Treatment of Off-Balance Sheet Derivative Financial Instruments
                     Held for Asset/Liability Management Purposes


          Interest rate swaps entered into for asset/liability management purposes are accounted for on the accrual basis with recognition of net interest income or expense on the swaps as an adjustment to the interest income or expense of the hedged asset or liability.


          The fair values of the interest rate swaps entered into for asset/ liability management purposes are derived from the present value of the difference of the remaining cash flows between the original interest rate swap fix rate and the current market interest rate swap fix rate. Unrealized gains and losses on interest rate swaps, interest rate caps and floors, and options are accounted for based upon the accounting applicable to the hedged asset or liability. If the hedged asset or liability is accounted for at amortized cost, the unrealized gains or losses of interest rate swaps are not recognized and the unrealized gains or losses of caps and floors and options are recorded as a deferred asset or liability and amortized. If the hedged asset or liability is accounted for at fair value with changes reported as a component of stockholders' equity, the unrealized gains or losses of the derivative financial instruments are recognized as a component of stockholders' equity. If the hedged asset or liability is accounted for at fair value with changes reported in current period earnings, the unrealized gains or losses are recognized in current period earnings.


          Early termination of an interest rate swap or liquidation of an interest rate cap or floor or option is accounted for as follows. If the hedged asset or liability continues to exist, the recognition of the realized gain or loss is deferred and amortized on a straight-line basis as an adjustment to the income or expense of the hedged asset or liability. If the hedged asset or liability no longer exists, the realized gain or loss is recognized in current earnings as a component of the earnings or loss of the hedged asset or liability.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table summarizes the estimated maturities of the off-balance sheet derivative financial instruments entered into for asset/ liability management purposes by the Corporation.



     Table 8                 Off-Balance Sheet Derivative Financial Instruments
                                Held for Asset/Liability Management Purposes
                                             Estimated Maturities
                                              September 30, 1994



                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Asset Hedges
     ------------
        Notional amount                           $10,500     $390,000      $38,107     $438,607
        Weighted average receive rate                5.15%        6.02%        3.30%        5.76%
        Estimated fair value                         (208)      (7,336)       1,458       (6,086)


     Liability Hedges
     ----------------
        Notional amount                          $490,000     $400,054     $   -        $890,054
        Weighted average receive rate                5.19%        1.59%        -  %         3.58%
        Estimated fair value                        2,425           99         -           2,524


     Basis Hedges
     ------------
        Notional amount                         $   -          $30,000     $   -         $30,000
        Weighted average receive rate               -  %          5.18%        -  %         5.18%
        Estimated fair value                        -           (1,986)        -          (1,986)

          The following table summarizes the activity of the off-balance sheet derivative financial instruments entered into for asset/liability management purposes by the Corporation by notional amounts.



     Table 9                 Off-Balance Sheet Derivative Financial Instruments
                                Held for Asset/Liability Management Purposes
                                                  Activity


                                                  Asset      Liability     Basis
                                                 Hedges        Hedges      Hedges        Total
                                                 ------      ---------     ------        -----
                                                                (in thousands)
     Balance at beginning of year...........      $10,500     $493,000     $  -         $503,500
     Additions..............................      428,107      627,354       30,000    1,085,461
     Maturities/amortizations...............        -         (230,300)       -         (230,300)
                                                 --------     --------     --------   ----------
     Balance at September 30................     $438,607     $890,054      $30,000   $1,358,661
                                                 ========     ========     ========   ==========

          As of September 30, 1994, the off-balance sheet derivative financial instruments entered into for asset/liability management purposes by the Corporation had the following impact on income:

     Total interest income                       $492,420
     Total interest expense                    (1,736,924)
                                               -----------
     Net interest income                       $2,229,344
                                               ===========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities


          Available-for-Sale Portfolio

          Investment securities available-for-sale decreased $250.5 million from December 31, 1993 to September 30, 1994. In the first quarter of 1994, $1.1 billion in mortgage-backed obligations of Federal agencies ("MBS's") were sold, resulting in gains of $15.1 million and $166.3 million in U.S. Treasury and agency securities were sold, resulting in losses of $3.9 million. In the second quarter of 1994, $23.5 million in U.S. Treasury and agency securities and $2.4 million in equity securities were sold, resulting in gains of $91,000 and $1.4 million, respectively. In the third quarter of 1994, $656,000 in equity securities were sold resulting in gains of $2.5 million. Paydowns, maturities and/or calls on the available-for-sale securities totaled $120.8 million for the first nine months of 1994. These decreases in the portfolio were partially offset by significant purchases which included $912.6 million in MBS's, $242.2 million in U.S. Treasury and agency securities, and $24.0 million in equity securities. The book value of the available-for-sale portfolio at September 30, 1994 was $26.8 million below the amortized cost compared to a book value at December 31, 1993 which was $43.6 million above the amortized cost. This change in the book value resulted in a $42.8 million adjustment (net of income tax benefits) to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 10 provides information on the gross unrealized gains and losses of the available-for-sale portfolio.

          Investment securities available-for-sale increased $6.9 million from September 30, 1993 to September 30, 1994. At September 30, 1993, the Corporation reclassified $1.0 billion in securities at amortized cost from the held-to-maturity portfolio in anticipation of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. In addition, $216.3 million in securities were transferred to available-for-sale in the fourth quarter of 1993 and a $43.6 million revaluation adjustment was recorded to adjust the available-for-sale portfolio to market. These transactions were partially offset by the $250.5 million decrease discussed above.


          Held-to-Maturity Portfolio

          Investment securities held-to-maturity decreased $329.4 million from December 31, 1993 to September 30, 1994. This decrease is the result of $316.7 million in paydowns and maturities partially offset by the purchase of $19.8 million in U.S. Treasury and agency securities in 1994. In the third quarter of 1994, $20.4 million in U.S. Treasury and agency securities were sold resulting in gains of $28,000. These sales occurred as a result of the dissolution of a nonbanking subsidiary of the Corporation. The market value of the held-to-maturity portfolio is $46.6 million below the book value. Table 11 provides information on the gross unrealized gains and losses of the held-to-maturity portfolio.

          Investment securities held-to-maturity decreased $452.7 million from September 30, 1993 to September 30, 1994 primarily as a result of $216.3 million in securities which were transferred to available-for-sale in the fourth quarter of 1993 and the $329.4 million decrease discussed above.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The amortized cost and book values of the available-for-sale securities at
     September 30, 1994 are shown in the following table.


     Table 10                    Available-for-Sale Portfolio
                                                                           September 30, 1994
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized
                                                               Cost         gains       losses       Book
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........     $51,769     $   -         ($2,267)    $49,502
     Mortgage-backed obligations of
        Federal agencies..................................     787,425          355      (39,150)    748,630
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      15,294           35           (1)     15,328
        Privately issued..................................       3,787           25            -       3,812
     Obligations of states and political
        subdivisions......................................     191,440       10,849       (1,782)    200,507
     Other debt securities................................       9,707            -            -       9,707
     Equity securities....................................      23,762        5,114           (4)     28,872
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,083,184      $16,378     ($43,204) $1,056,358
                                                            ==========   ==========   ==========  ==========



          The book and market values of the held-to-maturity securities at September
     30, 1994 are shown in the following table.


     Table 11                    Held-to-Maturity Portfolio
                                                                           September 30, 1994
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                                         unrealized   unrealized
                                                               Book         gains       losses      Market
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $814,222         $984     ($25,179)   $790,027
     Mortgage-backed obligations of
        Federal agencies..................................     166,825           84       (7,029)    159,880
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     342,075           36      (11,701)    330,410
        Privately issued..................................      55,801            -       (3,747)     52,054
     Other debt securities................................       1,284            -            -       1,284
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,380,207       $1,104     ($47,656) $1,333,655
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Loan Portfolio

          Total loans, net of unearned income increased $272.8 million from December 31, 1993 to September 30, 1994. This moderate increase of 5.2% is reflective of accelerating trends in consumer lending as well as a recovery in the business sector. While the Corporation continues to believe there are areas of growth in residential mortgages and retail loans, competition remains strong in all areas.

          The economy on the national level in the first nine months of 1994 continued to rebound with the Federal Reserve's positioning of interest rates remaining an ongoing concern. The increase in short-term interest rates experienced in the first nine months of 1994 had the most impact on the Corporation's retail lending products. During this period, the consumer opted for the Corporation's fixed rate products versus the variable rate products. The perception that rates could increase more and the consumer's desire to lock in rate and terms has resulted in strong performance for the Corporation's second mortgage product. This product, along with a moderate growth in other consumer related lending, resulted in an increase in the Corporation's retail loans of 7.0% for the nine months ended September 30, 1994. The growth experienced in the Corporation's residential mortgage portfolio of 15.1% is attributed to a continuation of strong marketing efforts. In addition, the Corporation's mortgage banking subsidiary purchased a mortgage company in the third quarter of 1994 resulting in $400,000 of goodwill.

          The Corporation's commercial loans experienced a recovery in the third quarter of 1994, expanding $166.9 million during this period and $142.5 million or 8.8% for the nine months ended September 30, 1994.
     Most of this growth was a result of seasonal borrowing of large corporate customers, increased credit line usage, and advances in the specialized industry groups. Growth in the middle market and small business market sector was modest. While demand in this sector is showing some modest improvement, it continues to produce only modest increases in outstanding loan balances. The dominant influence in the commercial market continues to be interest rates and the concern of where the Federal Reserve is likely to go in its desire to restrict inflation. In addition, the level of competition continues to be fierce.

          The Corporation's commercial real estate loans, comprising 22.3% of total loans, decreased 1.9% during the first nine months of 1994. Most of the decrease is attributable to declines in the construction mortgage portfolio which decreased 5.2%. This decline continues to reflect the conversion from the construction phase to the permanent phase. Commercial mortgages also declined during the first nine months of 1994, reflecting the slow recovery of the real estate market as well as the Corporation's selective response to the recovery. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 13 and 14.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in the following table.

     Table 12             Significant Exposures by Industry Classification
                                                                     September 30, 1994
                                                          --------------------------------------
                                                           Outstanding    Unfunded      Total
                                                             Balance    Commitments    Exposure
                                                           -----------  -----------   ----------
                                                                       (in thousands)
     Communications Industries:
        Cable.............................................    $115,438      $41,307     $156,745
        Wireless..........................................      60,364       17,065       77,429
        Publishing & Newspapers...........................      63,775       12,141       75,916
        Broadcast.........................................      18,788        7,399       26,187
                                                              --------     --------     --------
                                                              $258,365      $77,912     $336,277
                                                              --------     --------     --------

     Healthcare (1).......................................    $307,822      $67,525     $375,347

     Transportation (2)...................................    $324,505      $22,380     $346,885

     ----------------
     (1)  Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans.
     (2)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Table 13             Loans Secured by Real Estate and Other Real Estate Owned by Property Type

                                                                           September 30, 1994
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           Construction   Mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................    $104,503     $262,433       $4,103     $     -
     Industrial warehouse and other commercial
       properties.........................................      34,436      184,090        3,490           -
     Retail...............................................      53,762      114,443        9,662           -
     Hospitals/nursing home medical centers...............           -       78,076            -           -
     Hotels/motels........................................           -       68,800           70       5,000
     Commercial land......................................      46,084            -          957       5,774
     Churches, restaurants and other special purpose
        properties........................................       5,715       62,318          303           -
     Apartments...........................................       1,590       63,348       10,175           -
     Mixed use............................................          32       44,701          118           -
     Residential land.....................................      10,994            -        1,861       1,793
     Other land-farm recreational facilities..............           -       10,342        1,191           -
     Residential properties held for resale...............       8,616          770          210           -
     Miscellaneous........................................       3,626       59,514          523         320
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $269,358     $948,835      $32,663     $12,887
                                                            ==========   ==========   ==========  ==========

     Table 14             Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region

                                                                           September 30, 1994
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           Construction   Mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $196,057     $625,960      $10,890      $8,701
     Pennsylvania.........................................       8,961      175,688       11,067       2,467
     Virginia.............................................      31,877       39,122          837       1,219
     Washington, D.C......................................      22,664       28,942          274           -
     Florida..............................................       9,755       19,725        9,588         500
     New Jersey...........................................           -        9,930            -           -
     Delaware.............................................           -        9,084            7           -
     All other............................................          44       40,384            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $269,358     $948,835      $32,663     $12,887
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Economic Environment

          Domestic economic activity remained strong during the third quarter of 1994 as evidenced by an appreciable decline in unemployment and higher capacity utilization rates. Realization of more robust economic growth potential was held in check by further increases in interest rates by the Federal Reserve. The forecast for 1995 reflects slowing domestic demand offset by rising exports to Europe and Asia with inflationary expectation dampened by improved productivity, moderate wage increases, and a vigilant Federal Reserve.

          Maryland's economy continued to show signs of improvement, although at a slower pace than the national economy. With the exception of construction, manufacturing, and federal civilian government, all remaining sectors of the economy are experiencing growth. Overall, generally improving economic and market conditions have contributed to a reduction in the financial difficulties faced by some of the Corporation's borrowers. The Corporation anticipates moderate near term improvement in general economic conditions, and expects that these trends, and their effect on asset quality, will continue to be positive.



     Nonperforming Assets

          Nonperforming assets totaled $87.0 million at September 30, 1994, a decrease of $48.4 million when compared to nonperforming assets of $135.4 million at December 31, 1993. The most significant changes in nonperforming assets in the nine months ended September 30, 1994 were paydowns of $34.5 million, loans reclassified to accrual status of $18.2 million, other real estate owned sales of $8.4 million, and charge-offs of $4.1 million. These decreases were partially offset by $16.8 million in additions to nonperforming assets due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included $4.5 million in real estate loans which were upgraded from troubled debt restructuring status and returned to accrual and $13.7 million in commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant charge-off was a $1.0 million charge-off on a nonaccrual real estate loan.

          Table 15 presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated. Nonperforming assets at September 30, 1993 have been restated to reflect the reclassification of loans previously classified as in-substance foreclosures consistent with a policy change adopted by the federal regulatory agencies.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)



     Table 15                         Nonperforming Assets

                                                          September 30, December 31, September 30,
                                                                1994        1993          1993
                                                            ----------  ------------  ----------
                                                                  (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial ........................................     $29,229      $47,521      $64,447
       Real estate, construction..........................       3,061        5,787       14,877
       Real estate mortgage, commercial...................      29,602       44,853       49,322
       Real estate mortgage, residential..................       5,420        5,381        5,351
       Leases receivable..................................         524          863          891
     Foreign..............................................       3,800        3,800        3,800
                                                              --------     --------     --------
           Total nonaccrual loans.........................      71,636      108,205      138,688
                                                              --------     --------     --------
     Restructured loans...................................         164        4,692          180
     Other assets owned:
       Other real estate..................................      19,237       26,427       39,907
       Valuation reserves.................................      (4,185)      (4,412)      (8,171)
       Other assets.......................................         127          510          410
                                                              --------     --------     --------
           Total other assets owned.......................      15,179       22,525       32,146
                                                              --------     --------     --------
       Total nonperforming assets.........................     $86,979     $135,422     $171,014
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        1.59%        2.59%        3.26%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $13,449      $17,172      $20,422
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table details certain information relating to the allowance for credit losses of the Corporation for the nine months ended September 30, 1994 and September 30, 1993, respectively.


     Table 16                 Analysis of the Allowance for Credit Losses


                                                          Nine Months ended September 30,
                                                          -------------------------------
                                                               1994         1993
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $200,006     $201,451
     Provision for credit losses..........................      20,996       37,336
     Losses charged off:
         Commercial loans.................................      (1,748)      (6,414)
         Real estate loans, construction..................      (1,333)      (1,048)
         Real estate loans, mortgage:
           Residential....................................        (265)        (550)
           Commercial.....................................      (2,533)      (6,957)
         Retail...........................................      (3,929)      (4,749)
         Bankcard receivables.............................     (20,097)     (19,308)
         Leases receivable................................        (238)        (259)
         Foreign loans....................................           -       (2,561)
                                                              --------     --------
           Total losses charged off.......................     (30,143)     (41,846)

     Recoveries of losses previously charged off:
         Commercial loans.................................       3,188          935
         Real estate loans, construction..................          16           29
         Real estate loans, mortgage:
           Residential....................................          24            8
           Commercial.....................................         418           76
         Retail...........................................       2,249        1,948
         Bankcard receivables.............................       3,890        3,531
         Leases receivable................................         351          256
         Foreign loans....................................           0        4,924
                                                              --------     --------
           Total recoveries...............................      10,136       11,707
     Net losses charged off...............................     (20,007)     (30,139)
     Allowance of loans acquired or (sold)................           -         (810)
                                                              --------     --------
     Total allowance at September 30......................    $200,995     $207,838
                                                              ========     ========

     Average loans, net of average unearned income........  $5,257,384   $5,081,376
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $5,470,511   $5,217,550
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.51%        0.79%

     Allowance as a percentage of period end loans, net
        of unearned income................................        3.67         3.98

     Allowance as a percentage of nonperforming loans.....      279.94       149.67

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits decreased $184.9 million from December 31, 1993 to September 30, 1994. Core deposits totaled $6.1 billion at September 30, 1994 compared to $6.4 billion at December 31, 1993, reflecting a decrease of $289.0 million. This decrease is primarily the result of a $140.3 million decrease in commercial noninterest bearing demand deposits partially due to an increase in the earnings credit rate on commercial deposits which lowers the compensating balance requirement of the Corporation's commercial customers. In the third quarter of 1994, $194.1 million in deposits were sold as a result of the sale of six branches of a banking subsidiary of the Corporation. In addition, five branches were purchased from the Resolution Trust Corporation resulting in an increase in deposits of $103.5 million and $8.1 million in premium paid on deposits which will be amortized over a 10 year period. Purchased deposits, which include large denomination time and foreign time deposits, increased $104.1 million from December 31, 1993 to September 30, 1994 primarily due to a $127.1 million increase in large denomination time deposits.

          Total deposits decreased $86.7 million from September 30, 1993 to September 30, 1994. Core deposits decreased $206.9 million primarily due to a $166.5 million decrease in commercial noninterest bearing demand deposits. Purchased deposits increased $120.2 million as a result of a $123.9 million increase in large denomination time deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at September 30, 1994, December 31, 1993 and September 30,
     1993, based upon the capital requirements of the Federal Reserve Board.


     Table 17                       Capital Components
                                                                       September 30, December 31, September 30,
                                                                            1994         1993         1993
                                                                         ---------- ------------- ----------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,803    $     -
     Common stockholder's equity.......................................     861,792      831,991     779,257
     Disallowed intangibles............................................     (41,902)     (35,657)    (36,373)
     Unrealized losses (gains) on investment securities available-
        for-sale (1)...................................................      16,216      (26,613)          -
                                                                           --------     --------    --------
     Tier 1 capital....................................................     980,958      914,524     742,884
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................     109,665      115,629     115,618
     Allowance for credit losses (2)...................................      90,808       90,153      88,081
     Mandatory convertible securities..................................      59,958       59,951      59,949
                                                                           --------     --------    --------
     Tier 2 capital....................................................     260,431      265,733     263,648
                                                                           --------     --------    --------
     Total capital.....................................................  $1,241,389   $1,180,257  $1,006,532
                                                                         ==========   ==========    ========

     Risk-adjusted assets..............................................  $7,154,431   $7,102,379  $6,927,870
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines)..................  $9,168,913   $9,557,793  $9,401,463
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.71%       12.88%      10.72%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       17.35        16.62       14.53
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       10.75         9.60        7.93

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $66.4 million and $61.1 million, respectively, when September 30, 1994 is compared to December 31, 1993 primarily due to $82.7 million in net income partially offset by $8.9 million in dividends declared on preferred stock in the first nine months of 1994. Tier 1 and total capital increased $238.1 million and $234.9 million, respectively, when September 30, 1994 is compared to September 30, 1993 as a result of $110.4 million in net income during this period and $144.8 million in proceeds from the issuance of preferred stock in December of 1993. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 30

     Table 18
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                          Three Months ended September 30, 1994
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $581.3      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         0.6            -            -
       Trading account securities.........................        42.8          0.5         4.75
       Funds sold.........................................       373.1          4.3         4.52
     Investment securities available-for-sale:
       Taxable securities.................................       885.3         11.1         4.97
       Tax-exempt securities(1)...........................       195.0          5.9        11.98
       Equity investments.................................        24.1          0.3         5.66
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,104.4         17.3         6.22
     Investment securities:
       Taxable securities.................................     1,425.2         21.2         5.91
       Equity investments.................................           -            -            -
                                                             ---------     ---------
          Total securities................................     1,425.2         21.2         5.91
     Loans held-for-sale..................................        88.9          1.8         7.81
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,642.9         31.5         7.61
       Real estate, construction..........................       255.2          5.0         7.77
       Real estate mortgage, commercial...................       970.9         19.9         8.15
       Real estate mortgage, residential..................       566.2          9.5         6.63
       Retail.............................................       913.4         18.7         8.14
       Bankcard...........................................       473.8         18.3        15.30
       Leases receivable..................................       236.2          3.4         5.72
       Foreign............................................       268.1          4.5         6.62
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,326.7        110.8         8.25
        Allowance for credit losses.......................      (198.9)           -            -
                                                             ---------
          Loans, net......................................     5,127.8            -            -
     Other assets (4).....................................       409.0            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,153.1       $155.9
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,721.5      $     -           - %
                                                             ---------
       Interest bearing demand............................       540.3          3.1         2.31
       Money market accounts..............................     1,282.2          9.8         3.02
       Savings...........................................      1,130.5          7.7         2.71
       Other consumer time................................     1,384.5         14.6         4.18
       Large denomination time............................       365.9          4.2         4.58
     Deposits in foreign banking offices..................       106.0          1.6         6.07
                                                             ---------     ---------
          Total interest bearing deposits.................     4,809.4         41.0         3.39
                                                             ---------     ---------
          Total deposits..................................     6,530.9            -            -
     Funds purchased......................................       623.1          5.4         3.44
     Other borrowed funds, short-term.....................       651.8          8.1         4.92
     Other liabilities....................................       139.5            -            -
     Long-term debt (5)...................................       197.8          4.5         8.93
     Stockholders' equity.................................     1,010.0            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,153.1        $59.0
                                                              ========     ========

     Earning assets/interest income.......................    $8,361.7       $155.9         7.40%
     Interest bearing liabilities/interest expense........     6,282.1         59.0         3.73
     Earning assets/interest expense......................     8,361.7         59.0         2.80

     Net interest spread (6)..............................                                  3.67%
                                                                                           =====
     Net interest margin (7)..............................                                  4.60%
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

     PAGE 31

     Table 19
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                           Nine Months ended September 30, 1994
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $598.9      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        18.5          0.5         3.68
       Trading account securities.........................        46.8          1.7         4.77
       Funds sold.........................................       589.4         16.9         3.82
     Investment securities available-for-sale:
       Taxable securities.................................       920.9         36.1         5.24
       Tax-exempt securities(1)...........................       200.6         18.0        11.99
       Equity investments.................................        18.2          0.9         6.85
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,139.7         55.0         6.46
     Investment securities:
       Taxable securities.................................     1,524.8         67.2         5.89
       Equity investments.................................         2.6            -            -
                                                             ---------     ---------
          Total securities................................     1,527.4         67.2         5.88
     Loans held-for-sale..................................       113.3          6.2         7.30
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,630.2         89.1         7.31
       Real estate, construction..........................       260.9         14.1         7.24
       Real estate mortgage, commercial...................       972.2         57.4         7.90
       Real estate mortgage, residential..................       544.5         27.3         6.70
       Retail.............................................       891.7         53.2         7.98
       Bankcard...........................................       483.6         55.8        15.43
       Leases receivable..................................       220.6          9.5         5.80
       Foreign............................................       253.7         11.7         6.14
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,257.4        318.1         8.09
        Allowance for credit losses.......................      (198.9)           -            -
                                                             ---------
          Loans, net......................................     5,058.5            -            -
     Other assets (4).....................................       409.1            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,501.6       $465.6
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,744.4      $     -           - %
                                                             ---------
       Interest bearing demand............................       555.5          9.6         2.32
       Money market accounts..............................     1,332.4         29.0         2.91
       Savings...........................................      1,159.1         23.6         2.73
       Other consumer time................................     1,404.0         43.2         4.11
       Large denomination time............................       337.0         12.7         5.04
     Deposits in foreign banking offices..................       123.8          4.9         5.24
                                                             ---------     ---------
          Total interest bearing deposits.................     4,911.8        123.0         3.35
                                                             ---------     ---------
          Total deposits..................................     6,656.2            -            -
     Funds purchased......................................       727.3         18.1         3.32
     Other borrowed funds, short-term.....................       771.6         22.1         3.83
     Other liabilities....................................       161.9            -            -
     Long-term debt (5)...................................       192.3         13.1         9.11
     Stockholders' equity.................................       992.3            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,501.6       $176.3
                                                              ========     ========

     Earning assets/interest income.......................    $8,692.5       $465.6         7.16%
     Interest bearing liabilities/interest expense........     6,603.0        176.3         3.57
     Earning assets/interest expense......................     8,692.5        176.3         2.71

     Net interest spread (6)..............................                                  3.59%
                                                                                           =====
     Net interest margin (7)..............................                                  4.45%
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

       (b) Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1994



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     November 10, 1994                   BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     November 10, 1994                   BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer