Form 10-K405
FIRST MARYLAND BANCORP
filed 1995-03-27
CIK 36510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1994
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-7273

                               ----------------

                 [LOGO OF FIRST MARYLAND BANCORP APPEARS HERE]

             (Exact name of registrant as specified in its charter)

             MARYLAND                                 52-0981378
   (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or                       Identification No.)
           organization)

      FIRST MARYLAND BUILDING
      25 SOUTH CHARLES STREET
        BALTIMORE, MARYLAND
       (Address of principal                               21201
        executive offices)                              (zip code)

                                  410-244-4000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
7.875% Noncumulative Preferred Stock,         New York Stock Exchange, Inc.
             Series A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $5.00 per share

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

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

 ALL VOTING STOCK (16,985,149 SHARES OF COMMON STOCK, $5.00 PAR VALUE) IS OWNED
          BY ALLIED IRISH BANKS, P.L.C., AN IRISH BANKING CORPORATION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item  1-- Business......................................................     1
 Item  2-- Properties....................................................     7
 Item  3-- Legal Proceedings.............................................     7
 Item  4-- Submission of Matters to a Vote of Security Holders...........     7
                                    PART II
 Item  5-- Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................     7
 Item  6-- Selected Consolidated Financial Data..........................     7
 Item  7-- Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     8
 Item  8-- Financial Statements and Supplementary Data:
           First Maryland Bancorp and Subsidiaries:
           Consolidated Statements of Income.............................    40
           Consolidated Statements of Condition..........................    41
           Consolidated Statements of Changes in Stockholders' Equity....    42
           Consolidated Statements of Cash Flows.........................    43
           Notes to Consolidated Financial Statements....................    44
           Management's Report on Responsibility for Financial Reporting.    74
           Independent Auditors' Report..................................    75
 Item  9-- Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    76
                                    PART III
 Item 10-- Directors and Executive Officers of the Registrant(1)
 Item 11-- Executive Compensation(1)
 Item 12-- Security Ownership of Certain Beneficial Owners and
            Management(1)
 Item 13-- Certain Relationships and Related Transactions(1)
                                    PART IV
 Item 14-- Exhibits, Financial Statement Schedules, and Reports on Form
            8-K:
           Financial Statement Schedules.................................    76
           Reports on Form 8-K...........................................    76
           Exhibits:
           Agreement to Provide Copies of Long-term Debt
            Instruments........................................Exhibit 4
           Power of Attorney.................................. Exhibit 25
           Remaining Exhibits are incorporated by reference
 Signatures...............................................................   77

--------
(1) To be filed by amendment.

                                     PART I

ITEM 1. BUSINESS

  First Maryland Bancorp (the "Corporation") is a Maryland corporation incorporated in 1973 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1994, the Corporation had consolidated total assets of $9.1 billion, total deposits of $6.6 billion, and total stockholders' equity of $1.0 billion. Its principal subsidiaries are The First National Bank of Maryland ("First National"), First Omni Bank, N.A. ("First Omni") and The York Bank and Trust Company ("York Bank"). These banks provide comprehensive corporate, commercial, correspondent and retail banking services and personal and corporate trust services which include lending, depository and related financial services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The assets of these banks at December 31, 1994 accounted for approximately 96% of the Corporation's consolidated total assets and the banks contributed approximately 93%, 91% and 95% to the consolidated net income of the Corporation for each of the three years ended December 31, 1994, 1993 and 1992, respectively.

  First National, the Corporation's largest subsidiary, is a national banking association chartered under the laws of the United States. It commenced operations in Baltimore, Maryland on July 10, 1865 and is the successor to a Maryland banking institution founded in 1806. At December 31, 1994, First National was the second largest commercial bank headquartered in Maryland in terms of assets, loans and deposits, with assets of $7.3 billion, net loans of $4.1 billion, and deposits of $6.0 billion. Its assets at such date comprised 80% of the consolidated assets of the Corporation. Including its main office, First National operates 181 banking facilities in Maryland, including 145 full service offices, and loan production offices in Washington, D.C., Easton, Maryland, and York, Pennsylvania. It conducts international activities at its Baltimore headquarters, a Cayman Islands branch and a representative office in London, and maintains correspondent relationships with approximately 70 foreign banks. It offers investment, foreign exchange and securities brokerage services, operates a brokerage subsidiary and acts as investment adviser to the ARK Funds, a family of proprietary mutual funds.

  York Bank was acquired by the Corporation on December 31, 1991. It is a Pennsylvania chartered commercial bank organized in 1960 as the product of a consolidation of two banks chartered in 1810 and 1890. At December 31, 1994, York Bank had assets of $1.1 billion, net loans of $655.3 million, deposits of $864.7 million and 21 full service offices in south central Pennsylvania and a loan production office in Lancaster County, Pennsylvania. It is the largest banking institution headquartered in York County, Pennsylvania, a market contiguous to First National's principal market.

  First Omni is a national banking subsidiary of the Corporation headquartered in Millsboro, Delaware and conducts retail bankcard services. It offers MasterCard (R) and VISA (R) bankcards both directly and as agent for other banks. At December 31, 1994, it managed bankcard receivables of $661.6 million (including $165.0 million of securitized bankcard receivables).

  The Corporation operates various other subsidiaries, including First National Mortgage Corporation, a mortgage banking company which originates, sells and services residential mortgage loans through its network of 28 offices in Maryland, Delaware, Indiana, Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia; First National Bank of Maryland, D.C. ("First D.C."), a national bank with its office in the District of Columbia, First Maryland Leasecorp, a commercial finance company specializing in equipment financing and First Maryland Mortgage Corporation, a commercial real estate lender.

  Allied Irish Banks, p.l.c. ("AIB") is an Irish banking corporation whose stock is traded on the Dublin, London and New York Stock Exchanges. In December 1983, AIB acquired 43% of the outstanding shares of the Corporation. On March 21, 1989, AIB increased its investment to 100% of the Corporation, thereby furthering its strategic objective of increasing the geographic diversification of its investments and operations. AIB is a registered bank holding company under the Bank Holding Company Act and AIB is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1994. Based upon United States generally accepted accounting principles at December 31, 1994, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $32.4 billion. AIB Group provides a diverse range of banking, financial and related services principally in Ireland, the United States and the United Kingdom.

COMPETITION

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws enacted in 1994 or that may be in effect or enacted in the future. Federal law now provides, among other things, that: (1) effective September 29, 1995, bank holding companies will be permitted (subject to certain conditions) to acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; and (2) effective June 1, 1997 (sooner if both states opt-in to interstate branching), banks will be permitted to merge across state lines provided neither state has opted-out of interstate branching. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

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

  The Bank Holding Company Act requires that a bank holding company obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under Federal and state laws in effect through September 28, 1995, the Federal Reserve Board may not approve the acquisition by the Corporation of any bank located outside the State of Maryland unless such acquisition is specifically authorized by the statutory law of the state in which such bank is located. Subject to applicable Federal and state approval procedures and registration requirements, the Corporation may: (i) consistent with the provisions of the Bank Holding Company Act in effect through September 28, 1995, acquire banks in Maryland, Pennsylvania, Virginia, West Virginia and the District of Columbia and most of the southeastern states and (ii) consistent with the provisions of the Bank Holding Company Act which become effective September 29, 1995, acquire banks in any state in the United States. Commencing on September 29, 1995, the Federal Reserve Board may approve the acquisition by the Corporation of any bank located outside the State of Maryland without regard to whether such acquisition is prohibited under the laws of any state.

  The Bank Holding Company Act also generally prohibits a bank holding company from engaging in nonbanking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiaries to those of banking and the management of banking organizations, and to nonbanking activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the Federal Reserve Board is required prior to engaging in nonbanking activities.

 The Banks

  First National, First Omni, and First D.C. (the "National Banks" and together with York Bank, the "Banks"), as national banking associations, are subject to the supervision of, and regulation and examination by the Comptroller. York Bank, a Pennsylvania state chartered bank, is supervised, regulated and examined by the Pennsylvania Department of Banking and the FDIC. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions. Commencing June 1, 1997 (or sooner if permitted by applicable state laws), banks will be permitted to merge across state lines provided neither the state in which the surviving bank maintains its main office nor the state in which the acquired bank maintains its main office opt-out of interstate branching before June 1, 1997.

  All of the National Banks are members of the Federal Reserve System, and the deposits of all the Banks are insured by the FDIC. Some of the aspects of the lending and deposit business of the Banks which are subject to regulation by the Federal Reserve Board or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Banks are subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit, credit practices, disclosure of credit terms and discrimination in credit transactions.

  The Banks are subject to restrictions under federal law which limit the transfer of funds by any of the Banks to the Corporation and its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by any Bank to the Corporation or any of the Corporation's nonbanking subsidiaries are limited in amount to 10% of such Bank's capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of such Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

  The approval of the Comptroller is required for any dividend by a national bank if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the Comptroller, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. In addition, the "prompt corrective action" provisions of FDICIA (see discussion entitled "FDICIA" below) prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized." Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 1995, approximately $103.7 million of retained earnings of the National Banks was available to pay dividends to the Corporation.

  Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required.

  The Federal Reserve Board and the Comptroller also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the Comptroller's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the Comptroller to be such an unsafe or unsound practice. The Comptroller has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1995 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

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

 Capital Requirements

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1994, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Corporation's national and state chartered banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by the Comptroller and the FDIC, respectively. On December 31, 1994, the Corporation had a Tier 1 capital to risk adjusted assets ratio of 14.05%, a total (Tier 1 plus Tier 2) capital ratio of 17.68%, and a leverage ratio of 11.05%.

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

  Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution is placed in one of the following capital categories: (i) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (ii) adequately capitalized (an institution that has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%);
(iii) undercapitalized (an institution that has a total risk-based capital ratio of under 8% or a Tier 1 risk-based ratio under 4% or a leverage ratio under 4%); (iv) significantly undercapitalized (an institution that has a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories. All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their appropriate Federal banking regulator, and are generally subject to the appointment of a conservator or receiver. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institutions. For example, in the case of an undercapitalized banking institution, the bank holding company is required to guarantee that the undercapitalized subsidiary complies with a recapitalization plan, and may be liable for civil monetary penalties for failure to fulfill its commitment on such guarantee. In addition, in the case of a significantly undercapitalized banking institution, the appropriate Federal banking regulator is authorized to prohibit the holding company from making any capital distribution (including paying dividends) without the prior approval of the Federal Reserve Board. As of December 31, 1994, each of the Banks met the requirements of a "well-capitalized" institution.

  The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. In addition, both "undercapitalized" and "adequately capitalized" institutions are subject to restrictions on the rates of interest they may pay on any deposits. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" conform to the definitions utilized in the "prompt corrective action" rules described above.

  The FDIC has also issued regulations implementing, effective for the semi-annual assessment period commencing January 1, 1993, a system of risk-based FDIC-insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, will be assessed premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits. To date, implementation of this system has not had a material effect on the Corporation's income. On January 31, 1995, the FDIC proposed an amendment to this regulation to provide for an assessment schedule ranging from 4 basis points to 31 basis points, thus reducing premiums for banks in the lowest risk classification from 23 basis points to 4 basis points. There is no assurance that this proposal will be adopted.

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

EMPLOYEES

  As of December 31, 1994, the Corporation employed approximately 4,631 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 67% of the 330,000 square feet of office space available in the building, and will continue to be the major tenant of the building under a lease expiring in 1997, with a renewal option to the year 2002. During 1994, the annual rental for the space, less amounts received on subleases to others, was $5.1 million.

  The Corporation is the sole tenant at First Center (formerly the Paca Pratt Building) located at 110 South Paca Street, Baltimore, Maryland. The building contains 267,000 square feet of office space and houses certain lending, staff, and operations functions of the Corporation. The current lease term expires on December 31, 2011. During 1994, the annual rental for the space was $2.6 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  The Corporation also owns First Bank Center located at Mitchell Street, Millsboro, Delaware. The building, acquired in 1981, contains approximately 300,000 square feet of space, sits on approximately 60 acres of land, and houses certain retail operations functions of First National together with the branch and bankcard functions of First Omni.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings located in Maryland, New York, Pennsylvania, Delaware, Indiana, Kentucky, Mississippi, Tennessee, and the District of Columbia.

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

  The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is First National. As of March 13, 1995, there were 954 registered holders of the Preferred Stock.

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

                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF
 OPERATIONS:
 Interest and dividend
  income................  $  619,746  $  617,237  $  648,009  $  675,597  $  744,643
 Interest expense.......     241,099     234,038     284,657     372,518     438,604
                          ----------  ----------  ----------  ----------  ----------
 Net interest income....     378,647     383,199     363,352     303,079     306,039
 Provision for credit
  losses................      22,996      45,291      58,126      69,496      97,191
                          ----------  ----------  ----------  ----------  ----------
 Net interest income
  after provision for
  credit losses.........     355,651     337,908     305,226     233,583     208,848
 Noninterest income.....     210,978     233,445     198,182     180,563     123,637
 Noninterest expenses...     396,201     394,653     361,730     304,039     274,569
                          ----------  ----------  ----------  ----------  ----------
 Income before income
  taxes.................     170,428     176,700     141,678     110,107      57,916
 Income tax expense.....      59,288      62,832      49,205      35,051      19,579
                          ----------  ----------  ----------  ----------  ----------
 Net income.............  $  111,140  $  113,868  $   92,473  $   75,056  $   38,337
                          ==========  ==========  ==========  ==========  ==========
 Dividends declared on
  preferred stock.......  $   11,820  $    1,575  $      --   $      --   $      --
CONSOLIDATED AVERAGE
 BALANCES:
 Total assets...........  $9,411,400  $9,395,700  $9,003,000  $7,796,500  $7,440,800
 Loans, net.............   5,093,600   4,897,200   5,089,700   4,664,900   5,180,300
 Deposits...............   6,635,300   6,651,800   6,764,400   5,788,100   5,228,900
 Long-term debt.........     198,000     189,500     165,500     196,200     202,400
 Common stockholder's
  equity................     856,600     756,700     646,700     552,600     512,800
 Stockholders' equity...   1,001,500     763,900     646,700     552,600     512,800
CONSOLIDATED RATIOS:
 Return on average
  assets................        1.18%       1.21%       1.03%       0.96%       0.52%
 Return on average
  common stockholder's
  equity................       11.59       14.84       14.30       13.58        7.48
 Return on average total
  stockholders' equity..       11.10       14.91       14.30       13.58        7.48
 Average total
  stockholders' equity
  to average total
  assets................       10.64        8.13        7.18        7.09        6.89
 Capital to risk-
  adjusted assets(1):
 Tier 1.................       14.05       12.88       10.02        8.06        8.10
 Total..................       17.68       16.62       14.05       11.03       12.34
 Tier 1 leverage
  ratio(1)..............       11.05        9.60        7.20        7.33        6.70
 Net interest margin(2).        4.51        4.64        4.58        4.39        4.61
 Net charge-offs to
  average loans less
  average unearned
  income................        0.56        0.83        1.15        1.10        1.08
 Allowance for credit
  losses to year end
  loans, net of unearned
  income................        3.50        3.85        3.88        3.63        3.10
 Year end nonperforming
  assets to year end
  loans, net of unearned
  income plus other
  foreclosed assets
  owned(3)..............        1.35        2.59        3.83        3.47        2.40

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1994, 1993 and 1992 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

EARNINGS SUMMARY

  The Corporation's net income for the year ended December 31, 1994 was $111.1 million, compared to $113.9 million for the year ended December 31, 1993, a decrease of $2.8 million (2.5%). This decrease is the result of decreases in net interest income and noninterest income partially offset by a reduction in the provision for credit losses.

  The Corporation's net income for the year ended December 31, 1993 was $113.9 million, compared to $92.5 million for the year ended December 31, 1992, an increase of $21.4 million (23.1%). The major factors contributing to the increase in net income were increases in net interest income and noninterest income combined with a decrease in the provision for credit losses.

                      ANALYSIS OF RETURN ON AVERAGE ASSETS

NET INTEREST INCOME

  Net interest income, the largest component of the Corporation's earnings, is the difference between the interest and yield-related fee income generated by earning assets and the expense associated with funding those assets. As such, net interest income represents pretax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992. An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins is shown in the following two tables.

  NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON AVERAGE
                                 EARNING ASSETS
                             (Tax Equivalent Basis)

                                                  YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------------------
                                   1994                     1993                     1992
                         ------------------------ ------------------------ ------------------------
                         AVERAGE           YIELD/ AVERAGE           YIELD/ AVERAGE           YIELD/
                         BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE
                         -------- -------- ------ -------- -------- ------ -------- -------- ------
                                                   (DOLLARS IN MILLIONS)
Investment
 securities(1).......... $2,607.8  $159.2   6.10% $2,868.9  $191.2   6.66% $2,350.7  $170.4   7.24%
Loans held-for-sale.....    104.8     7.8   7.44     166.6    11.9   7.14     165.9    13.7   8.25
Loans, net of unearned
 income.................  5,291.2   437.4   8.27   5,099.3   413.5   8.11   5,293.9   460.8   8.70
Other earning assets....    612.8    25.5   4.17     358.3    11.4   3.18     377.4    14.4   3.82
                         --------  ------         --------  ------         --------  ------
Earning assets.......... $8,616.6   629.9   7.31  $8,493.1   628.0   7.39  $8,187.9   659.3   8.05
                         ========  ======         ========  ======         ========  ======
Interest bearing
 liabilities............ $6,518.6   241.1   3.70  $6,699.5   234.0   3.49  $6,648.4   284.6   4.28
Net interest spread(2)..                    3.61                     3.90                     3.77
Interest free sources
 utilized to fund
 earning assets.........  2,098.0                  1,793.6                  1,539.5
                         --------  ------         --------  ------         --------  ------
Total sources of funds.. $8,616.6   241.1   2.80  $8,493.1   234.0   2.75  $8,187.9   284.6   3.47
                         ========  ------         ========  ------         ========  ------
Net interest income.....           $388.8                   $394.0                   $374.7
                                   ======                   ======                   ======
Net interest margin(3)..                    4.51%                    4.64%                    4.58%
                                            ====                     ====                     ====

--------
(1) Yields on investment securities are calculated based upon average amortized cost.
(2) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
(3) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

  Average earning assets were $8.6 billion for the year ended December 31, 1994, an increase of $123.5 million over average earning assets of $8.5 billion for the year ended December 31, 1993. This increase is primarily due to an increase in average loans and funds sold partially offset by a decline in average investment securities. Average loans increased $191.9 million with the largest increase in the residential mortgage portfolio.

  The net interest margin for the year ended December 31, 1994 was 4.51% compared to 4.64% for the year ended December 31, 1993. This decline in the net interest margin is attributable to lower yields on investment securities and higher funding costs. In addition, increased competition put pressure on the Corporation's loan yields in 1994. Partially offsetting these negative factors was a $304.4 million increase in interest free sources of funds primarily due to the preferred stock issuance in December of 1993. In addition, off-balance sheet risk management instruments contributed $3.7 million to net interest income in 1994 compared to $1.7 million in 1993, primarily resulting from an increase in the notional principal of interest rate swaps during 1994. This increase resulted in a 4 basis point positive impact on the 1994 net interest margin compared to a 2 basis point positive impact in 1993.

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

                          NET INTEREST INCOME ANALYSIS
                             (Tax Equivalent Basis)

                                  1994 OVER 1993                     1993 OVER 1992
                         ---------------------------------  ---------------------------------
                                    DUE TO CHANGES IN(1)               DUE TO CHANGES IN(1)
                          INCREASE  ----------------------   INCREASE  ----------------------
                         (DECREASE)   VOLUME       RATE     (DECREASE)   VOLUME       RATE
                         ---------- ----------- ----------  ---------- ----------- ----------
                                                  (IN THOUSANDS)
Interest Income From
 Earning Assets:
Interest and fees on
 loans:
 Domestic loans.........  $ 18,008  $   10,984  $    7,024   $(47,590) $  (18,566) $  (29,024)
 Foreign loans..........     5,869       3,517       2,352        282       1,186        (904)
 Interest and dividends
  on investment
  securities
  available-for-sale....    45,494      48,045      (2,551)    26,185      26,185         --
 Interest and dividends
  on investment
  securities
  held-to-maturity......   (77,449)    (60,977)    (16,472)    (5,411)     10,142     (15,553)
 Interest and fees on
  loans held-for-sale...    (4,065)     (4,578)        513     (1,828)         62      (1,890)
 Interest on Federal
  funds sold and
  securities purchased
  under resale
  agreement.............    11,802       8,001       3,801     (1,888)         45      (1,933)
 Interest on deposits in
  other banks...........       596         564          32     (1,086)       (910)       (176)
 Interest on trading
  account securities....     1,603       1,512          91         55         222        (167)
                          --------  ----------  ----------   --------  ----------  ----------
 Total..................     1,858       9,085      (7,227)   (31,281)     23,938     (55,219)
                          --------  ----------  ----------   --------  ----------  ----------
 Interest Expense on
  Deposits and Borrowed
  Funds:
 Interest on deposits in
  domestic offices......    (5,373)       (609)     (4,764)   (56,064)    (13,209)    (42,855)
 Interest on deposits in
  foreign banking
  office................     3,442       1,957       1,485       (369)       (219)       (150)
 Interest on Federal
  funds purchased and
  other short-term
  borrowing.............     8,503      (6,563)     15,066      4,349      10,260      (5,911)
 Interest on long-term
  debt..................       490         759        (269)     1,462       2,223        (761)
                          --------  ----------  ----------   --------  ----------  ----------
 Total..................     7,062      (6,437)     13,499    (50,622)      2,174     (52,796)
                          --------  ----------  ----------   --------  ----------  ----------
 Net interest income....  $ (5,204) $    5,681  $  (10,885)  $ 19,341  $   14,102  $    5,239
                          ========  ==========  ==========   ========  ==========  ==========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total. Variances are computed on a line-by-line basis and are non-additive.

  Fully tax equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table above indicates, net interest income on a tax equivalent basis decreased $5.2 million (1.3%) when the year ended December 31, 1994 is compared to the year ended December 31, 1993. The $5.7 million positive volume variance primarily resulted from an increase in the volume of earning assets. Volume increases in loans and funds sold were partially offset by a decline in the volume of investment securities. The $10.9 million negative rate variance resulted from higher funding costs as evidenced by the $13.5 million positive rate variance for interest bearing sources of funds. In addition, the yield on average earning assets declined 8 basis points, as reflected by the $7.2 million negative rate variance for average earning assets.

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

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1994, 1993 and 1992.

      AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                             (Tax Equivalent Basis)

                                                         YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                      1994                          1993                          1992
                          ----------------------------- ----------------------------- -----------------------------
                                                AVERAGE                       AVERAGE                       AVERAGE
                          AVERAGE               YIELD/  AVERAGE               YIELD/  AVERAGE               YIELD/
                          BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          --------  ----------- ------- --------  ----------- ------- --------  ----------- -------
                                                          (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks.  $  591.0    $  --       -- %  $  650.5    $  --       -- %  $  601.1    $  --       -- %
Money market
 investments:
 Interest bearing
  deposits in other
  banks(7)..............      17.2       0.7      4.3        3.9       0.1      2.6       28.6       1.2      4.3
 Trading account
  securities............      46.6       2.4      5.1       16.8       0.7      4.2       12.4       0.7      5.8
 Funds sold.............     549.0      22.4      4.1      337.6      10.6      3.1      336.4      12.5      3.7
Investment securities
 available-for-sale(8):
 Taxable................     905.1      47.2      5.2      372.9      26.2      7.0        --        --       --
 Tax-exempt(1)..........     196.6      23.4     11.9        --        --       --         --        --       --
 Equity investments.....      19.7       1.1      5.8        --        --       --         --        --       --
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total investment
   securities
   available-for-sale...   1,121.4      71.7      6.4      372.9      26.2      7.0        --        --       --
Investment securities:
 Taxable................   1,486.4      87.5      5.9    2,342.2     146.8      6.3    2,135.8     145.6      6.8
 Tax-exempt(1)..........       --        --       --       151.6      18.1     11.9      212.7      24.7     11.6
 Equity investments.....       --        --       --         2.2       0.1      4.5        2.2       0.1      3.9
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total investment
   securities...........   1,486.4      87.5      5.9    2,496.0     165.0      6.6    2,350.7     170.4      7.2
Loans held-for-sale.....     104.8       7.8      7.4      166.6      11.9      7.1      165.9      13.7      8.3
Loans (net of unearned
 income)(1,2):
 Commercial.............   1,632.9     124.6      7.6    1,628.9     111.1      6.8    1,743.6     126.7      7.3
 Real estate,
  construction..........     263.2      20.1      7.6      313.1      21.2      6.8      350.7      23.8      6.8
 Real estate, mortgage:
 Residential............     552.8      37.3      6.7      418.4      31.7      7.6      448.3      39.9      8.9
 Commercial.............     969.9      78.4      8.1      900.3      70.9      7.9      898.7      73.7      8.2
 Retail.................     909.7      73.5      8.1      955.7      79.8      8.3      984.6      91.6      9.3
 Bankcard...............     482.0      74.3     15.4      488.4      75.2     15.4      496.1      79.8     16.1
 Leases receivable......     226.6      13.2      5.8      200.2      13.4      6.7      199.4      15.4      7.7
 Foreign(7).............     254.1      16.0      6.3      194.3      10.2      5.2      172.5       9.9      5.7
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total loans...........   5,291.2     437.4      8.3    5,099.3     413.5      8.1    5,293.9     460.8      8.7
Allowance for credit
 losses.................    (197.6)      --       --      (202.1)      --       --      (204.2)      --       --
                          --------                      --------                      --------
  Total loans, net......   5,093.6       --       --     4,897.2       --       --     5,089.7       --       --
Other assets(3).........     401.4       --       --       454.2       --       --       418.2       --       --
                          --------    ------            --------    ------            --------    ------
  Total assets/interest
   income...............  $9,411.4    $629.9            $9,395.7    $628.0            $9,003.0    $659.3
                          ========    ======            ========    ======            ========    ======

     AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN--
                                  (CONTINUED)
                             (Tax Equivalent Basis)

                                                         YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                      1994                          1993                          1992
                          ----------------------------- ----------------------------- -----------------------------
                                                AVERAGE                       AVERAGE                       AVERAGE
                          AVERAGE               YIELD/  AVERAGE               YIELD/  AVERAGE               YIELD/
                          BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          --------  ----------- ------- --------  ----------- ------- --------  ----------- -------
                                                          (DOLLARS IN MILLIONS)
LIABILITIES AND STOCKHOLDERS'
   EQUITY
Deposits in domestic
 offices:
 Noninterest bearing
  demand................  $1,730.1    $  --       -- %  $1,771.0    $  --       -- %  $1,561.4    $  --       -- %
                          --------                      --------                      --------
 Interest bearing
  demand................     548.9      12.7      2.3      535.5      13.4      2.5      467.2      15.1      3.2
 Money market accounts..   1,312.3      39.2      3.0    1,433.1      42.3      3.0    1,529.5      53.9      3.5
 Savings................   1,144.4      31.2      2.7    1,017.0      29.9      2.9      840.1      30.5      3.6
 Other consumer time....   1,410.7      59.2      4.2    1,480.3      64.2      4.3    1,735.4      91.4      5.3
 Large denomination
  time..................     374.9      20.8      5.6      342.8      18.6      5.4      553.0      33.5      6.1
Deposits in foreign
 banking office(7)......     114.0       6.1      5.4       72.1       2.7      3.7       77.8       3.1      3.9
                          --------    ------      ---   --------    ------      ---   --------    ------      ---
  Total interest bearing
   deposits.............   4,905.2     169.2      3.5    4,880.8     171.1      3.5    5,203.0     227.5      4.4
                          --------    ------      ---   --------    ------      ---   --------    ------      ---
  Total deposits........   6,635.3       --       --     6,651.8       --       --     6,764.4       --       --
Funds purchased.........     643.4      25.1      3.9      895.4      24.1      2.7      735.6      22.9      3.1
Other borrowed funds,
 short-term.............     772.0      29.0      3.8      733.8      21.5      2.9      544.3      18.3      3.4
Other liabilities.......     161.2       --       --       161.3       --       --       146.5       --       --
Long-term debt(4).......     198.0      17.8      9.0      189.5      17.3      9.1      165.5      15.9      9.6
Stockholders' equity....   1,001.5       --       --       763.9       --       --       646.7       --       --
                          --------    ------            --------    ------            --------    ------
  Total liabilities and
   stockholders'
   equity/interest
   expense..............  $9,411.4    $241.1            $9,395.7    $234.0            $9,003.0    $284.6
                          ========    ======            ========    ======            ========    ======
Earning assets/interest
 income.................  $8,616.6    $629.9      7.3%  $8,493.1    $628.0      7.4%  $8,187.9    $659.3      8.1%
Interest bearing
 liabilities/interest
 expense................   6,518.6     241.1      3.7    6,699.5     234.0      3.5    6,648.4     284.6      4.3
Earning assets/interest
 expense................   8,616.6     241.1      2.8    8,493.1     234.0      2.8    8,187.9     284.6      3.5
Net interest income, tax
 equivalent basis.......               388.8                         394.0                         374.7
Net interest spread(5)..                          3.6%                          3.9%                          3.8%
                                                  ===                           ===                           ===
Net interest margin(6)..                          4.5%                          4.6%                          4.6%
                                                  ===                           ===                           ===
Percentage attributable
 to foreign activities:
 Average foreign assets
  to average total
  assets................       2.9%                          2.1%                          2.2%
 Average foreign
  liabilities to average
  total liabilities.....       1.4                           0.8                           1.4

--------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate for 1994 and 1993 and a 34% Federal tax rate for 1992.
(2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(3) Includes overdrafts excluded from average loan balances for yield purposes.
(4) Includes current portion of long-term debt in 1992.
(5) Net interest spread is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest bearing liabilities.
(6) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average interest earning assets.
(7) These categories, coupled with the average balance related to $90 million in short-term borrowings from Allied Irish in 1992 comprise foreign activities. The aggregate of the following categories did not exceed 10% of average total deposits: foreign banks, foreign governments and official institutions, other foreign demand deposits and other foreign savings and time deposits.
(8) Yields on investment securities available-for-sale are calculated based upon average amortized cost.

PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $23.0 million in 1994, down $22.3 million (49.2%) from the $45.3 million provision for 1993. The factors contributing to this decline include a favorable loss experience, improved loan quality, and a significant decline in the nonperforming asset portfolio.

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

NONINTEREST INCOME

  The following table presents the components of noninterest income for the years ended December 31, 1994, 1993 and 1992, and a year to year comparison expressed in terms of percent changes.

                               NONINTEREST INCOME

                                  YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                                 -------------------------- -------------------
                                   1994     1993     1992   1994/1993 1993/1992
                                 -------- -------- -------- --------- ---------
                                             (DOLLARS IN THOUSANDS)
Service charges on deposit
 accounts....................... $ 72,300 $ 72,952 $ 68,475    (0.9)%     6.5%
Trust fees......................   19,513   19,212   18,593     1.6       3.3
Servicing income from
 securitized assets, net........   18,750   28,620   30,049   (34.5)     (4.8)
Bankcard charges and fees.......   17,062   18,770   19,485    (9.1)     (3.7)
Securities gains, net...........   15,616   19,976    6,169   (21.8)    223.8
Mortgage banking income.........   15,410   25,745   16,643   (40.1)     54.7
Other income:
  Customer service fees.........    9,593    9,923    8,613    (3.3)     15.2
  Security sales and fees.......    7,405    8,710    9,038   (15.0)     (3.6)
  Other.........................   35,329   29,537   21,117    19.6      39.9
                                 -------- -------- --------   -----     -----
Total other income..............   52,327   48,170   38,768     8.6      24.3
                                 -------- -------- --------   -----     -----
    Total noninterest income.... $210,978 $233,445 $198,182    (9.6)%    17.8%
                                 ======== ======== ========   =====     =====

  The Corporation's noninterest income for the year ended December 31, 1994 was $211.0 million, a $22.5 million (9.6%) decrease over noninterest income for the year ended December 31, 1993. Mortgage banking income decreased $10.3 million (40.1%) primarily due to lower gains on the sale of servicing and lower origination fees resulting from a decline in origination volumes in 1994. Servicing income from securitized assets decreased $9.9 million (34.5%) due to the outsourcing of the servicing of securitized manufactured housing receivables in the fourth quarter of 1993, a lower volume of securitized manufactured housing receivables and a decline in excess servicing income. Bankcard charges and fees decreased $1.7 million (9.1%) primarily as a result of increased competition and lower customer card usage. Securities gains of $15.6 million were realized in 1994 compared to $20.0 million in 1993. Securities sales are discussed in detail under "Investment Portfolio". Total other income increased $4.2 million (8.6%) and in 1994 included a $6.7 million gain on the sale of six branches of a banking subsidiary of the Corporation and $3.0 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired. Offsetting these increases in other income were a $2.4 million recovery in 1993 of interest on loans previously charged-off or sold and a $2.2 million decrease in leasing residual gains in 1994.

  The Corporation's noninterest income for the year ended December 31, 1993 was $233.4 million, a $35.3 million (17.8%) increase over noninterest income for the year ended December 31, 1992. Mortgage banking income increased $9.1 million (54.7%) due to increased origination volumes and improvements in the market pricing of mortgage and loan servicing sales relative to 1992. Service charges on deposit accounts increased $4.5 million (6.5%) due to a higher level of corporate noninterest bearing demand deposits and pricing increases. Servicing income on securitized assets decreased $1.4 million (4.8%) due to a lower volume of securitized manufactured housing loans. Securities gains increased $13.8 million (223.8%). Securities sales are discussed in detail under "Investment Portfolio". Total other noninterest income increased $9.4 million (24.3%) and in 1993 included a $2.8 million increase in leasing residual gains, a $2.4 million recovery of interest on loans previously charged off or sold, and a $2.3 million increase in foreign exchange and trading income. Offsetting these increases was a $2.9 million gain on the sale of $130.2 million in residential mortgages in 1992.

NONINTEREST EXPENSE

  The following table presents the components of noninterest expense for the years ended December 31, 1994, 1993 and 1992 and a year to year comparison expressed in terms of percent changes.

                              NONINTEREST EXPENSE

                                  YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                                 -------------------------- -------------------
                                   1994     1993     1992   1994/1993 1993/1992
                                 -------- -------- -------- --------- ---------
                                             (DOLLARS IN THOUSANDS)
Salaries and wages.............. $165,774 $165,239 $154,852     0.3%      6.7%
Other personnel costs...........   42,873   40,415   33,644     6.1      20.1
Net occupancy costs.............   33,549   31,249   29,869     7.4       4.6
Equipment costs.................   29,685   26,979   22,327    10.0      20.8
Other operating expenses:
  Professional fees.............   16,742   13,152    8,627    27.3      52.5
  Regulatory fees and insurance.   16,155   16,006   16,330     0.9      (2.0)
  Advertising and public
   relations....................   15,967   12,302   10,412    29.8      18.2
  External processing fees......   15,418   17,351   17,892   (11.1)     (3.0)
  Postage and communications....   13,661   13,238   12,379     3.2       6.9
  Lending and collection........   11,716   13,409   11,208   (12.6)     19.6
  Other real estate expense.....      368    6,757    9,349   (94.6)    (27.7)
  Other.........................   34,293   38,556   34,841   (11.1)     10.7
                                 -------- -------- --------   -----     -----
Total other operating expenses..  124,320  130,771  121,038    (4.9)      8.0
                                 -------- -------- --------   -----     -----
    Total noninterest expense... $396,201 $394,653 $361,730     0.4%      9.1%
                                 ======== ======== ========   =====     =====

  The Corporation's noninterest expenses for the year ended December 31, 1994 were $396.2 million, a $1.5 million (0.4%) increase over noninterest expenses for the year ended December 31, 1993. Salaries and wages increased $535,000 (0.3%). Base salary and wages increased $3.9 million (2.7%). Incentives and commissions declined $9.8 million primarily due to a decline in short-term incentive pay in 1994 and lower commissions at the Corporation's mortgage banking subsidiary due to decreased origination activity in 1994. Offsetting lower incentives and commissions was a $6.4 million increase in severance expense in 1994. Severance expenses, which were $8.5 million in 1994 and $2.1 million in 1993, were primarily incurred as a result of a continuing effort to improve the efficiency of the Corporation and eliminate redundant operations. Other personnel costs increased $2.5 million (6.1%). The primary reason for this increase was a $1.8 million increase in pension costs. This increase included $3.5 million in additional pension costs due to pension settlements stemming from executive retirements in 1994. Excluding these settlements, pension expense declined $1.7 million in 1994 primarily due to an accounting change, the use of a ten percent gain/loss corridor when determining the amount of amortization of unrecognized actuarial gains and losses to be included in pension costs and changes in actuarial assumptions regarding increases in future compensation levels. An increase in the promotion of retail products in 1994 resulted in a $3.7 million (29.8%) increase in advertising and public relations expenses. Professional fees increased $3.6 million (27.3%) primarily due to consulting related to a corporate reengineering project. Equipment costs increased $2.7 million (10.0%) due to an increase in systems software lease expense and depreciation expense. Increased property rental expense, higher depreciation on leasehold improvements and costs incurred to comply with new Federal regulations such as the Americans with Disabilities Act resulted in a $2.3 million (7.4%) increase in occupancy costs. Lower provisions for other real estate, $45,000 in 1994 vs. $6.2 million in 1993, resulted in a $6.4 million (94.6%) decrease in other real estate expense. External processing fees decreased $1.9 million (11.1%) due to the discontinuation of outsourced data processing for an acquired banking subsidiary of the Corporation. Lower repossession expenses and legal fees associated with collections efforts resulted in a $1.7 million (12.6%) decrease in lending and collection expenses. Other noninterest expenses decreased $4.3 million (11.1%) primarily due to a $2.9 million decrease in the amortization of bankcard premiums in 1994.

  The Corporation's noninterest expenses for the year ended December 31, 1993 were $394.7 million, a $32.9 million (9.1%) increase over the noninterest expenses for the year ended December 31, 1992. Salaries and wages increased $10.4 million (6.7%). Base salary and wages increased $5.5 million (4.0%) primarily due to merit and promotional increases. Incentives and commissions increased $2.8 million. Salaries and wages in 1993 also included $2.1 million in severance expense resulting from the reengineering of back office support functions and the discontinuation of the Corporation's manufactured housing financing subsidiary. Other personnel costs increased $6.8 million (20.1%). The implementation of Statement of Financial Accounting Standards No. 106, "Employers Accounting For Postretirement Benefits Other Than Pensions", resulted in a $2.6 million increase in other personnel costs. Increased pension expenses resulting from lower returns on retirement plan assets, lower discount rates and reduced employee turnover were the primary reasons for the remaining $4.2 million increase in other personnel costs. Equipment costs increased $4.7 million (20.8%) due to an increase in depreciation expense associated with computer hardware and software purchases and a $2.1 million increase in expensed personal property resulting from an increase in capitalization thresholds. Professional fees increased $4.5 million (52.5%) primarily due to consulting fees associated with major system conversions. Lending and collection expenses increased $2.2 million (19.6%) with the most significant increases in bankcard fraud losses ($692,000) and outside appraisal expenses ($543,000). Advertising and public relations expense increased $1.9 million (18.2%) due to increased advertising budgets in 1993. Occupancy costs increased $1.4 million (4.6%) due to property rent expense associated with new facilities and scheduled rent increases on existing facilities. Other real estate expenses decreased $2.6 million (27.7%) due to a $335,000 decrease in provisions for losses on other real estate and a $2.3 million decrease in expenses associated with other real estate properties. Other noninterest expenses increased $3.7 million (10.7%) primarily due to a $3.4 million increase in the amortization of bankcard premiums. Other expenses in 1992 included a $1.8 million write-off of a subsidiary bank's unamortized goodwill balance.

INCOME TAXES

  The Corporation's effective tax rate on earnings in 1994 was 34.8% compared to 35.6% in 1993 and 34.7% in 1992. The decrease in the effective tax rate in 1994 was due to a decrease in state income taxes, net of Federal benefits and an increase in certain tax credits. The net effect of these and other lesser factors and the decrease in pre-tax income accounted for the tax provision decrease of $3.5 million in 1994. Additional information related to income taxation is presented in Note 12 of the Notes to Consolidated Financial Statements of the Corporation.

PROSPECTIVE ACCOUNTING CHANGES

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Statement 114 applies to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. Under Statement 114, impaired loans must be measured at the present value of the loan's expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impaired loans may be measured at the observable market price of the loan, or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is less than the recorded investment, a valuation allowance must be established through a corresponding charge to the provision for credit losses. Certain provisions of Statement 114 addressing interest income recognition and disclosures for impaired loans were amended subsequently by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" issued in October 1994. Statements 114 and 118 are effective for fiscal years beginning after December 15, 1994. The adoption of Statements 114 and 118 is not expected to have a material effect on the financial statements of the Corporation.

QUARTERLY SUMMARY

  The following table presents a summary of earnings by quarter for the years ended December 31, 1994 and 1993:

                         SUMMARY OF QUARTERLY EARNINGS

                                                 1994 QUARTERS ENDED
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
                                                    (IN THOUSANDS)
Interest and dividend income......... $150,731 $153,794   $153,339    $161,882
Net interest income..................   92,666   94,574     94,339      97,068
Provision for credit losses..........    8,999    5,999      5,998       2,000
Income before income taxes...........   39,829   43,798     43,347      43,454
Net income...........................   26,056   28,070     28,527      28,487
                                                 1993 QUARTERS ENDED
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------- ------------ -----------
                                                    (IN THOUSANDS)
Interest and dividend income......... $154,016 $156,053   $153,835    $153,333
Net interest income..................   94,511   96,825     95,833      96,030
Provision for credit losses..........   12,565   11,652     13,119       7,955
Income before income taxes...........   44,756   48,426     41,627      41,891
Net income...........................   28,462   31,020     26,659      27,727

LIQUIDITY

  Liquidity is the ability of the Corporation to meet a demand for funds, such as deposit outflows, net new loan requests and other corporate funding requirements. Liquidity can be obtained either through the maturity or sale of assets or the issuance of liabilities at acceptable costs within an acceptable period of time.

  The liquidity of the Corporation is enhanced by asset and liability management policies. The Asset and Liability Committee (ALCO) is responsible for setting general guidelines regarding the Corporation's sources and uses of funds, asset and liability sensitivity, and interest margins, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. The Corporation maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions.

  The Corporation experienced high levels of liquidity during 1994. The ratio of liquid assets to total assets at December 31, 1994 was 24.1%. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities (including held-to-maturity investment securities), assets available for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and money market assets. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1994, the ratio of liquid assets to credit sensitive liabilities was 228.8%. The Corporation expects the high level of liquidity to decline slightly in 1995 as loan demand increases.

ASSET/LIABILITY MANAGEMENT

  Asset and liability management is a process that involves the development and implementation of strategies to maximize net interest margin while minimizing the earnings risk associated with changing interest rates. ALCO has responsibility for the overall management of the Corporation's asset and liability position, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee manages the Corporation's asset and liability position within the constraints of maintaining capital adequacy, liquidity and safety.

  Management of the interest rate risk of the Corporation is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The use of off-balance sheet financial instruments augments the Corporation's management of interest rate risk, liquidity risk, basis risk, and also assists customers in the management of their interest rate risk. Additional information related to asset/liability management instruments is presented in Note 15 of the Notes to Consolidated Financial Statements of the Corporation.

  Management of the Corporation's sensitivity to changing interest rates is accomplished primarily through an earnings simulation model. From an income perspective, the maximum risk authorized should not exceed 10% of budgeted pre-tax income for the current calendar year given an immediate and sustained increase in interest rates by approximately one percent. As of December 31, 1994, the earnings at risk over the next twelve months was $5.6 million, representing a liability sensitive position that is well within the Corporation's maximum risk allowable.

  The net interest rate sensitivity of the Corporation at December 31, 1994 is illustrated in the following table. This information is presented for six different time periods reflecting the balances of assets and liabilities with rates that are subject to change, any rate sensitive off-balance sheet contracts and data regarding funds which are not sensitive to interest rates. As indicated in the following table, the Corporation is liability sensitive over a one year time horizon. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position on other dates.

                           INTEREST RATE SENSITIVITY

                                                      DECEMBER 31, 1994
                          --------------------------------------------------------------------------------
                                              REPRICING IN
                          ----------------------------------------------------------
                            0-30     31-90     91-180   181-365     1-5      OVER 5      RATE
                            DAYS      DAYS      DAYS      DAYS     YEARS     YEARS    INSENSITIVE  TOTAL
                          --------  --------  --------  --------  --------  --------  ----------- --------
                                                    (DOLLARS IN MILLIONS)
ASSETS
Money market
 investments............  $  354.8  $   20.0  $    --   $    --   $    --   $    --    $    --    $  374.8
Loans held-for-sale.....      37.7      37.7       --        --        --        --         --        75.4
Investment securities*..      92.9     237.0     170.1     258.7   1,114.2     535.2      (47.1)   2,361.0
Loans, net of unearned
 income:
 Commercial.............   1,045.2     250.3      99.0      34.7     120.0      53.5       30.6    1,633.3
 Real estate,
  construction..........     168.1      45.4      17.9      12.7      23.0       0.3        1.3      268.7
 Real estate, mortgage:
 Residential............      17.0      31.8      53.8     162.5     113.7     214.1        0.7      593.6
 Commercial.............     415.4      53.1      28.4      61.8     300.5      93.4       25.6      978.2
 Retail.................     382.7      68.5      55.4     109.9     369.2       4.9       (6.2)     984.4
 Bankcard...............     496.6       --        --        --        --        --         --       496.6
 Leases receivable......       2.9       6.0       8.5      16.0      87.5     141.8       (3.1)     259.6
 Foreign................      81.4     109.7      43.9       1.7       3.9       --         3.9      244.5
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total loans, net of
   unearned income......   2,609.3     564.8     306.9     399.3   1,017.8     508.0       52.8    5,458.9
Other assets............      10.0       --        --        --        --        --       825.5      835.5
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total assets..........  $3,104.7  $  859.5  $  477.0  $  658.0  $2,132.0  $1,043.2   $  831.2   $9,105.6
                          ========  ========  ========  ========  ========  ========   ========   ========
Cumulative total assets.  $3,104.7  $3,964.2  $4,441.2  $5,099.2  $7,231.2  $8,274.4   $9,105.6
                          ========  ========  ========  ========  ========  ========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Domestic deposits:
 Noninterest bearing
  deposits..............  $   21.2  $  310.7  $    --   $    --   $    --   $    --    $1,434.8   $1,766.7
 Interest bearing
  deposits..............   3,183.0     301.1     319.8     306.1     672.5       4.1        --     4,786.6
Interest bearing
 deposits in foreign
 banking office.........      39.0       9.0      25.0       --        7.3       --         --        80.3
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total deposits........   3,243.2     620.8     344.8     306.1     679.8       4.1    1,434.8    6,633.6
Federal funds purchased
 and securities sold
 under repurchase
 agreements.............     474.8      45.0       --        --        --        --         --       519.8
Other borrowed funds,
 short-term.............     536.5       --        --        5.0       --        --         --       541.5
Long-term debt..........       --        --        --       25.0      89.9      99.7        --       214.6
Interest rate swaps,
 caps, floors, and other
 derivatives............    (158.5)     96.5     (30.0)    300.6    (234.0)     25.4        --         --
Other liabilities.......       --        --        --        --        --        --       172.1      172.1
Stockholders' equity....       --        --        --        --        --        --     1,024.0    1,024.0
                          --------  --------  --------  --------  --------  --------   --------   --------
  Total liabilities and
   equity...............  $4,096.0  $  762.3  $  314.8  $  636.7  $  535.7  $  129.2   $2,630.9   $9,105.6
                          ========  ========  ========  ========  ========  ========   ========   ========
Cumulative total
 liabilities and equity.  $4,096.0  $4,858.3  $5,173.1  $5,809.8  $6,345.5  $6,474.7   $9,105.6
                          ========  ========  ========  ========  ========  ========   ========
Interest sensitivity
 gap....................  $   (991) $     97  $    162  $     21  $  1,596  $    914   $ (1,800)
Cumulative interest
 sensitivity gap........      (991)     (894)     (732)     (711)      886     1,800        --
Ratio of interest-
 sensitive assets to
 liabilities............      0.76x     1.13x     1.52x     1.03x     3.98x     8.07x
Ratio of cumulative,
 interest-sensitive
 assets to liabilities..      0.76      0.82      0.86      0.88      1.14      1.28

--------
* Includes investment securities available-for-sale.

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

INVESTMENT PORTFOLIO

  The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") on December 31, 1993. Pursuant to the requirements of FAS 115, investment securities may be held in one of three separate portfolios. When the Corporation has the intent and ability to hold a security to maturity, it will be held in the held-to-maturity ("HTM") portfolio. Such securities are recorded at cost, net of amortization of premium and accretion of discount. At December 31, 1994, the book value (amortized cost) of the HTM portfolio was $1.3 billion. If and when the Corporation intends to hold a security for an indefinite time period, or intends to use a security to manage the interest rate risk or liquidity of the balance sheet, those securities will be held in the available-for-sale ("AFS") portfolio. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate component of equity, net of taxes. At December 31, 1994, the book value (fair value) of the AFS portfolio was $1.0 billion, approximately $43.0 million below the amortized cost of the portfolio. Lastly, investment securities purchased for very short time horizons with the intent to benefit from changes in market rate or price are held in the trading account. This portfolio is carried at fair value which was $56.6 million on December 31, 1994. Changes in the fair value of the trading account are recorded in the income statement.

  The AFS and HTM investment portfolios are comprised of four basic types of securities: U.S. Treasury and U.S. Government Agency securities ("U.S. Treasury and Agency"), mortgage-backed obligations of Federal agencies ("MBS's"), collateralized mortgage obligations ("CMO's"), and obligations of states and political subdivisions ("Municipals"). The book value of other investment securities accounted for only 1.7% of the book value of the total portfolio at December 31, 1994.

  The securities of no single issuer other than the U.S. Government and related agencies exceeded 10% of stockholders' equity at December 31, 1994. Substantially all of the Municipals are rated A or higher by Moody's Investors Service, Inc. and approximately 77% are rated AAA. Investment securities classified as other securities are generally unrated.

  At December 31, 1994, the book value of the total investment portfolio was $2.4 billion compared with $3.0 billion at December 31, 1993. The portfolio size decreased from 31.7% of total assets at December 31, 1993 to 25.9% at December 31, 1994. This decrease in the overall investment portfolio was prompted by the strong economic growth in 1994 that led to rising interest rates. Floating rate money market assets and short-term loans offered more attractive interest rate spreads over rising funding costs than the fixed rate obligations of the investment portfolio.

 Available-for-Sale Investment Portfolio

  The AFS portfolio is managed from an interest income and total return perspective. As such, securities will often be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate.

  All of the Corporation's 30-year, 15-year, and adjustable rate MBS's; municipal obligations; and floating rate CMO's are held in the AFS portfolio. Selected fixed rate CMO's and Treasury notes are occasionally carried in the AFS portfolio when they exhibit favorable total return characteristics. In general, the cash flows of the MBS's are deemed too uncertain relative to the current micro and macro-economic conditions facing the Corporation for inclusion in the HTM portfolio. Occasionally, CMO's have been purchased to manage the interest rate risk of the Corporation. Because these CMO's might be sold, they have been placed in the AFS portfolio. The floating rate CMO's and adjustable rate MBS's, though less interest rate sensitive, have long average lives that make it less likely that the Corporation will hold them to maturity. Municipals are held in the AFS portfolio because they might be sold in response to a change in the tax position of the Corporation.

  The following table sets forth the book value (fair value) of the available-for-sale securities owned by the Corporation.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1994       1993
                                                           ---------- ----------
                                                              (IN THOUSANDS)
     U.S. Treasury & U.S. Government agencies............. $   48,716 $      --
     Mortgage-backed obligations of Federal agencies......    723,752    914,215
     Collateralized mortgage obligations(1)...............     15,871    138,926
     Obligations of states and political subdivisions.....    195,791    220,467
     Other investment securities..........................     38,579     33,291
                                                           ---------- ----------
       Total.............................................. $1,022,709 $1,306,899
                                                           ========== ==========

--------
(1) At December 31, 1994 and 1993, $14.5 million and $126.6 million of CMO's, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  At December 31, 1994, the fair value of the Corporation's AFS investment portfolio was approximately $43.0 million below the amortized cost of the portfolio. Gross unrealized gains on AFS debt securities were $8.4 million and gross unrealized losses were $55.6 million at year end. More specifically, the net unrealized loss at December 31, 1994 on MBS's was $49.6 million, on U.S. Treasury and U.S. Government Agencies, $3.4 million, and the net unrealized gain on municipals was $5.6 million and on CMO's, $182,000. Gross unrealized gains on AFS equity securities were $4.2 million at December 31, 1994. On December 31, 1993, the Corporation's AFS portfolio had a fair value of $43.6 million above its amortized cost.

  The following table shows the maturity distribution of the available-for-sale investment portfolio of the Corporation at December 31, 1994 based upon amortized cost.

              MATURITY OF AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                              DECEMBER 31, 1994
                             ---------------------------------------------------
                                             MATURING
                             ----------------------------------------
                                          AFTER     AFTER
                                         ONE YEAR FIVE YEARS
                             IN ONE YEAR THROUGH   THROUGH    AFTER
                               OR LESS   5 YEARS   10 YEARS  10 YEARS   TOTALS
                             ----------- -------- ---------- -------- ----------
                                               (IN THOUSANDS)
U.S. Treasury & U.S.
 Government agencies.......   $  2,887   $ 49,197  $    --   $    --  $   52,084
Mortgage-backed obligations
 of Federal agencies(1)....     84,998    313,841   289,790    84,759    773,388
Collateralized mortgage
 obligations(1)............      6,159      8,257     1,176        97     15,689
Obligations of states and
 political subdivisions....     70,526     33,079    42,997    43,542    190,144
Other investment
 securities................     34,397        --        --        --      34,397
                              --------   --------  --------  -------- ----------
  Total....................   $198,967   $404,374  $333,963  $128,398 $1,065,702
                              ========   ========  ========  ======== ==========

--------
(1) The maturity distribution is based upon weighted average prepayment rates of 156 PSA for MBS's and 633 PSA for floating rate CMO's. The Corporation's assumptions in determining the weighted average prepayment rates were based upon the composition of these portfolios.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1994 based upon amortized cost.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO
                            (Tax Equivalent Yields)

                                                DECEMBER 31, 1994
                                 -----------------------------------------------
                                                 MATURING
                                 ----------------------------------------
                                              AFTER     AFTER
                                             ONE YEAR FIVE YEARS
                                 IN ONE YEAR THROUGH   THROUGH    AFTER
                                   OR LESS   5 YEARS   10 YEARS  10 YEARS TOTALS
                                 ----------- -------- ---------- -------- ------
U.S. Treasury & U.S. Government
 agencies......................      5.46%     5.96%      -- %      -- %   5.93%
Mortgage-backed obligations of
 Federal agencies(1)...........      5.14      5.37      5.61      5.09    5.40
Collateralized mortgage
 obligations(1)................      4.34      4.34      4.34      4.34    4.34
Obligations of states and
 political subdivisions........     13.45     11.26     11.41      9.28   11.65
Other investment securities....      4.40       --        --        --     4.40
                                    -----     -----     -----      ----   -----
  Total........................      7.94%     5.90%     6.35%     6.51%   6.50%
                                    =====     =====     =====      ====   =====

--------
(1) Computation of weighted average tax equivalent yields includes $418.6 million of floating rate MBS's and $15.7 million of floating rate CMO's.

 Held-to-Maturity Investment Portfolio

  Securities that the Corporation has the intent and ability to hold to maturity are placed in the HTM portfolio. These securities are held to maturity because they are used to match off against liabilities of comparable duration. The high levels of liquidity maintained by the Corporation eliminates any need to sell these securities prior to maturity to fund other obligations. Securities will not be sold out of the HTM portfolio in response to changes in loan demand, interest rates, or prepayment speeds. The HTM portfolio is managed from an interest income perspective.

  The following table sets forth the book value (amortized cost) of the held-to-maturity securities owned by the Corporation.

                     HELD-TO-MATURITY INVESTMENT PORTFOLIO

                                                         DECEMBER 31,
                                               --------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
     U.S. Treasury and U.S. Government
      agencies................................ $  793,517 $  970,554 $  766,888
     Mortgage-backed obligations of Federal
      agencies................................    160,319    211,920  1,039,917
     Collateralized mortgage obligations(1)...    383,426    520,306    590,207
     Obligations of states and political
      subdivisions............................        --         --     207,139
     Other investment securities..............      1,005      6,868     30,217
                                               ---------- ---------- ----------
       Total.................................. $1,338,267 $1,709,648 $2,634,368
                                               ========== ========== ==========

--------
(1) At December 31, 1994, 1993 and 1992, $328.4 million, $450.4 million, and
    $538.6 million of CMO's, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  At December 31, 1994, the fair value of the Corporation's HTM investment portfolio was approximately $67.8 million below the amortized cost of the portfolio. Gross unrealized gains on HTM debt securities were $260,000 and gross unrealized losses were $68.0 million at year end. More specifically, the net unrealized loss at December 31, 1994 on Treasuries was $37.1 million, on MBS's $10.0 million, and on CMO's $20.7 million.

  The following table shows the maturity distribution of the held-to-maturity securities owned by the Corporation at December 31, 1994.

               MATURITY OF HELD-TO-MATURITY INVESTMENT PORTFOLIO

                                              DECEMBER 31, 1994
                             ---------------------------------------------------
                                             MATURING
                             ----------------------------------------
                                          AFTER     AFTER
                                         ONE YEAR FIVE YEARS
                             IN ONE YEAR THROUGH   THROUGH    AFTER
                               OR LESS   5 YEARS   10 YEARS  10 YEARS   TOTALS
                             ----------- -------- ---------- -------- ----------
                                               (IN THOUSANDS)
U.S. Treasury and U.S.
 Government agencies.......   $153,446   $639,371  $    700  $   --   $  793,517
Mortgage-backed obligations
 of Federal agencies(1)....     20,397     97,400    42,522      --      160,319
Collateralized mortgage
 obligations(1)............     47,976    144,986   106,992   83,472     383,426
Other investment
 securities................          5        --      1,000      --        1,005
                              --------   --------  --------  -------  ----------
  Total....................   $221,824   $881,757  $151,214  $83,472  $1,338,267
                              ========   ========  ========  =======  ==========

--------
(1) The maturity distribution is based upon weighted average prepayment rates of 245 PSA for 7 year MBS's and 167 PSA for fixed CMO's. The Corporation's assumptions in determining the weighted average prepayment rates were based upon the composition of these portfolios.

  The following table reflects the approximate weighted average tax-equivalent yield (at an assumed Federal tax rate of 35%) on held-to-maturity investment securities at December 31, 1994.

                     HELD-TO-MATURITY INVESTMENT PORTFOLIO
                            (Tax Equivalent Yields)

                                               DECEMBER 31, 1994
                                -----------------------------------------------
                                                MATURING
                                ----------------------------------------
                                             AFTER     AFTER
                                            ONE YEAR FIVE YEARS
                                IN ONE YEAR THROUGH   THROUGH    AFTER
                                  OR LESS   5 YEARS   10 YEARS  10 YEARS TOTALS
                                ----------- -------- ---------- -------- ------
U.S. Treasury and U.S.
 Government agencies...........    6.38%      5.59%     6.96%      -- %   5.75%
Mortgage-backed obligations of
 Federal agencies..............    6.81       6.87      5.68       --     6.55
Collateralized mortgage
 obligations...................    6.25       6.25      6.25      6.25    6.25
Other investment securities....    5.50        --       6.75       --     6.74
                                   ----       ----      ----      ----    ----
  Total........................    6.39%      5.84%     6.10%     6.25%   5.99%
                                   ====       ====      ====      ====    ====

 Investment Securities Sales

  In the AFS portfolio, proceeds from the sale of fixed income investment securities during 1994 amounted to $1.3 billion resulting in pretax gains of $11.6 million. This compares to realized gains of $19.9 million on $711.1 million of sales in 1993 and gains of $6.2 million on $470.0 million of security sales in 1992. Sale of equity securities resulted in a gain of $4.0 million from the sale of $7.1 million in stock. The sale of AFS fixed income securities during 1994, the majority of which occurred in the first quarter, was the result of repositioning the portfolio for higher rates.

  In the HTM portfolio, proceeds from the sale of fixed income investment securities during 1994 amounted to $20.4 million resulting in a pretax gain of $28,000. The securities were sold as a result of the dissolution of a nonbanking subsidiary of the Corporation.

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

  The subsidiary Banks each establish individual loan authority levels based on the specific job responsibilities of their officers. The Banks also have loan committees which approve credit exposure above individual loan authorities. Larger credit exposures are reviewed by executive committees appointed by the Boards of Directors of the Banks.

  The Credit Review function, which reports independently to the Board of Directors' Loan Portfolio Review Committee, periodically reviews all lending units throughout the Corporation. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, to provide executive management with an independent and objective evaluation of the quality of the portfolio, and to assist the Board of Directors in evaluating the adequacy of the allowance for credit losses, which the Board of Directors is required to approve quarterly.

LOAN PORTFOLIO

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       COMPOSITION OF THE LOAN PORTFOLIO

                                                              DECEMBER 31,
                          ----------------------------------------------------------------------------------------
                                1994              1993              1992              1991              1990
                          ----------------  ----------------  ----------------  ----------------  ----------------
                            AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                          ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
                                                         (DOLLARS IN THOUSANDS)
Commercial..............  $1,633,275  29.9% $1,626,080  31.3% $1,748,910  33.7% $1,848,044  32.7% $1,626,484  32.5%
Real estate,
 construction...........     268,683   4.9     284,008   5.5     327,134   6.3     375,776   6.6     365,139   7.3
Real estate, mortgage:
 Residential............     593,642  10.9     497,543   9.6     382,171   7.4     549,334   9.7     522,529  10.4
 Commercial.............     978,164  17.9     957,568  18.4     912,085  17.6     901,866  15.9     657,662  13.2
Retail..................     984,403  18.0     885,117  17.0     940,728  18.1   1,028,742  18.2     930,220  18.6
Bankcard................     496,608   9.1     527,657  10.1     494,851   9.5     566,712  10.0     507,591  10.2
Leases receivable.......     259,633   4.8     211,821   4.1     206,346   4.0     212,792   3.8     199,447   4.0
Foreign:
 Commercial and
  industrial............     226,718   4.2     186,492   3.6     151,036   2.9     128,873   2.3     103,336   2.1
 Banks and financial
  institutions..........         120   --        1,780   --           30   --          --    --        8,904   0.2
Governments and official
 institutions...........      17,645   0.3      19,655   0.4      24,321   0.5      44,485   0.8      77,346   1.5
                          ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........  $5,458,891 100.0% $5,197,721 100.0% $5,187,612 100.0% $5,656,624 100.0% $4,998,658 100.0%
                          ========== =====  ========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loans of the Corporation at December 31, 1994. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          CONTRACTUAL LOAN MATURITIES

                                               DECEMBER 31, 1994
                         -------------------------------------------------------------
                                              MATURING
                         --------------------------------------------------
                                       AFTER ONE YEAR
                                       THROUGH 5 YEARS      AFTER 5 YEARS
                                    --------------------- -----------------
                           IN ONE     FIXED     VARIABLE   FIXED   VARIABLE
                          YEAR OR    INTEREST   INTEREST  INTEREST INTEREST
                          LESS(1)     RATES     RATES(2)   RATES   RATES(2)   TOTAL
                         ---------- ---------- ---------- -------- -------- ----------
                                                (IN THOUSANDS)
Commercial.............. $  803,835 $  122,558 $  429,099 $ 54,344 $223,439 $1,633,275
Real estate,
 construction...........    152,833     23,709     80,260      840   11,041    268,683
Real estate, mortgage:
  Residential...........     72,678    120,060     89,459  208,003  103,442    593,642
  Commercial............    227,327    290,901    227,858   93,429  138,649    978,164
Retail..................    275,493    366,692    150,464    5,479  186,275    984,403
Bankcard................    230,625        --     233,852      --    32,131    496,608
Leases receivable.......     30,595     87,205        --   141,833      --     259,633
Foreign.................     99,242      4,147    109,854      --    31,240    244,483
                         ---------- ---------- ---------- -------- -------- ----------
  Total................. $1,892,628 $1,015,272 $1,320,846 $503,928 $726,217 $5,458,891
                         ========== ========== ========== ======== ======== ==========

--------
(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as prime rate and LIBOR.

COMMERCIAL LOANS

  Commercial loans, 29.9% of the Corporation's total loans and leases at December 31, 1994 include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The commercial loan portfolio is segregated by market sector as well as geographic regions. The primary segmentation divides the commercial loan portfolio into three market sectors, Multinational, Middle Market and Small Business.

  The organizational components of the Multinational Group (50.2% of total outstandings) are, the National Division calling on large Fortune 500 companies often with a significant presence in the Maryland marketplace, the Maryland Division which services similar sized companies headquartered in Maryland and its contiguous states, and the Financial Institutions Division which calls on institutional customers within Maryland and throughout the country. In addition, the Multinational Group includes several specialized lending functions, the most significant of which are Healthcare, Communications, Transportation, Commercial Leasing and Asset Based lending.

  The Corporation's Middle Market customers (approximately 37.7% of outstandings) are generally those in the Maryland marketplace with sales volumes of $5 to $100 million, while the Corporation's Small Business customers (12.1% of outstandings) have sales volumes of less than $5 million. Both Middle Market and Small Business lending activities are directed through the Corporation's regional structure and utilize the Corporation's market presence and branch organization to develop market opportunities. Middle Market and Small Business lending deals with the full range of business organizations and employs other specialized lending groups within the Corporation as needed.

  Even given the geographic diversification of the Corporation's calling efforts, the majority of the Corporation's commercial lending is in the Maryland market, with 65.8% of the Corporation's commercial loans made in the Maryland marketplace.

  The Federal Reserve increased interest rates six times during 1994, motivated by the desire to control inflation. In the meantime, the U.S. economy grew beyond many economists' expectations with strong performance particularly coming from the consumer sector. The industrial sector appeared to be strong and the job market continued to improve during 1994.

  Despite the improvements in the U.S. economy, the performance in the Corporation's commercial loan portfolio was most impacted by the slow recovery in the Corporation's region. In addition, rising interest rates and the anticipation that interest rates will rise further had a dampening effect on the Corporation's customers' desire to expand, particularly in the Maryland regional market.

  In addition to monitoring exposure based on market segment, the Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by a committee of the Board of Directors.

             LOAN PORTFOLIO DISTRIBUTION BY INDUSTRY CLASSIFICATION

                                                DECEMBER 31, 1994
                                  ---------------------------------------------
                                  OUTSTANDING  UNFUNDED   TOTAL   NONPERFORMING
                                    BALANCE   COMMITMENT EXPOSURE     LOANS
                                  ----------- ---------- -------- -------------
                                                 (IN THOUSANDS)
     Communications Industries:
       Cable.....................  $124,650    $ 74,868  $199,518    $ 2,913
       Publishing & Newspapers...    61,482      33,093    94,575        --
       Wireless..................    50,196      16,583    66,779        --
       Broadcast.................    18,527      12,535    31,062        --
                                   --------    --------  --------    -------
                                   $254,855    $137,079  $391,934      2,913
                                   ========    ========  ========    =======
     Healthcare(1)...............  $303,575    $ 71,760  $375,335    $10,456
     Transportation(2)...........  $342,724    $ 11,290  $354,014    $    --

--------
(1) Includes exposure to hospitals, nursing care and noninstitutional facilities, both commercial loans and real estate loans.
(2) Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

  The loans in the Communications portfolio are to companies and systems located throughout the United States. The Communications Industry group is broken down into four distinctly independent industries. Cable television represents 48.9% of total Communications Industry outstandings with Publishing and Newspapers representing 24.1%, Wireless, 19.7% and Broadcasting, 7.3%. With the exception of Wireless, these are mature industries with most loans representing the purchase and/or expansion of existing companies and systems. Wireless is a rapidly emerging industry with many of the loans representing the establishment of relatively new systems. Most of the loans to the Communications Industries are multibank facilities.

COMMERCIAL REAL ESTATE

  The Corporation's commercial real estate outstandings were $1.2 billion at December 31, 1994, representing 22.8% of total loans, an increase of $5.3 million from December 31, 1993. While the aggregate portfolio outstandings did not change appreciably, the product mix shifted to a greater concentration in commercial mortgages. This change is partially attributed to completed construction properties converting to permanent commercial mortgages as well as a modest amount of new construction business.

  The Corporation's commercial real estate loan portfolio represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties. Commercial real estate would include the loan categories presented in the following table.

                      COMMERCIAL REAL ESTATE OUTSTANDINGS

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
       Real estate, construction......................... $  268,683 $  284,008
       Real estate, commercial mortgages.................    978,164    957,568
                                                          ---------- ----------
         Total........................................... $1,246,847 $1,241,576
                                                          ========== ==========

  The commercial real estate portfolio continues to be well diversified by project type and geographic location as illustrated in the following two tables. At December 31, 1994, office buildings comprised the largest portion of the commercial real estate portfolio representing 28.6% of total loans outstanding and other real estate owned. Industrial warehouse and other commercial properties at 16.8% and retail properties at 14.5% also comprise a significant portion of the commercial real estate portfolio.

      LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY PROPERTY TYPE

                                              DECEMBER 31, 1994
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------                  OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Office buildings...........    $102,439     $257,649      $ 3,725      $   --
Industrial warehouse and
 other commercial proper-
 ties......................      37,195      173,920        4,126          --
Retail.....................      63,214      119,361        8,473           88
Hospitals/nursing home med-
 ical centers..............         --        83,746          --           --
Hotels/motels..............         --        68,027          --         5,000
Commercial land............      48,913          --         2,563        5,440
Churches, restaurants and
 other special purpose
 properties................       2,636       61,388          567          --
Apartments.................          98       62,524        9,680          195
Mixed use..................          31       44,063          174          --
Residential land...........       9,878          --           115        1,803
Other land-farm recre-
 ational facilities........         --        10,801          583          --
Residential properties held
 for resale................       2,405          981          --           --
Miscellaneous..............       1,874       95,704          336           43
                               --------     --------      -------      -------
  Total....................    $268,683     $978,164      $30,342      $12,569
                               ========     ========      =======      =======

  As the following table indicates, 67.0% of the aggregate commercial real estate portfolio at December 31, 1994, was secured by properties in Maryland, 15.2% in Pennsylvania, and 5.2% in Virginia. Consistent with the Corporation's strategy to lend on real estate in its primary markets, only 6.3% of the Corporation's commercial real estate was secured by properties outside the Mid-Atlantic marketplace.

    LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY GEOGRAPHIC REGION

                                              DECEMBER 31, 1994
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------                  OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Maryland....................   $201,654     $634,030      $ 8,602      $ 7,799
Pennsylvania................     12,848      176,147       11,508        2,174
Virginia....................     22,270       41,216          837        2,096
Washington, D.C.............     22,161       31,496          --           --
Florida.....................      9,750       28,758        9,388          500
New Jersey..................        --        17,262          --           --
Delaware....................        --         9,041            7          --
All other...................        --        40,214          --           --
                               --------     --------      -------      -------
  Total.....................   $268,683     $978,164      $30,342      $12,569
                               ========     ========      =======      =======

  The Corporation's commercial real estate portfolio quality has continued to exhibit improvement throughout 1994. This is a direct result of some stabilization returning to the market, along with continued positive results associated with loan workouts and restructurings. The level of nonperforming loans declined in 1994 by 37.2% to $30.3 million and other real estate owned was reduced by 33.9% to $12.6 million.

REAL ESTATE, CONSTRUCTION

  The Corporation's construction lending portfolio decreased $15.3 million in 1994, reflecting the relatively limited opportunities in the Corporation's region for new construction financing, as well as continued portfolio adjustments to move completed projects into permanent financing. There is only modest real estate construction growth forecasted for the near term, although the Corporation continues to pursue the few high quality loan opportunities available in the marketplace to offset the expected continuing run-off. In particular, attractive opportunities are expected to remain available for retail projects and the Corporation expects industrial project lending opportunities to increase as market factors in this sector continue their favorable trends.

  Real estate construction outstandings include land acquisition and development loans, and building construction loans. The most recent assessment of real estate construction outstandings indicated that 77% of construction loan projects were at least "shell complete" (the building is essentially complete except for tenant specific interior improvements on unleased space) and approximately 82% of land loan projects were fully developed. At December 31, 1994, there was minimal building construction and land development risk associated with the Corporation's real estate construction outstandings.

REAL ESTATE MORTGAGE, COMMERCIAL

  The Corporation's commercial mortgage portfolio increased $20.6 million in 1994. Approximately $394.9 million (40.4%) of the outstandings are owner-occupied, for which repayment is primarily dependent on the operation of the owners' businesses. The Corporation intends to continue to actively solicit this business to support its emphasis as a relationship lender for regional companies. The remaining $583.3 million are investment property mortgages which are generally dependent on the operation, sale, or refinancing of the collateral. The Corporation will continue to provide acquisition and refinancing loans for quality projects with strong sponsorship.

REAL ESTATE MORTGAGE, RESIDENTIAL

  The Corporation originates residential mortgage loans primarily for sale in the secondary market. New residential mortgage loan originations are normally financed through the Corporation's mortgage banking subsidiary, First National Mortgage Corporation, and are limited to Maryland, Washington, D.C., Virginia, Delaware, Pennsylvania, West Virginia, Kentucky, Tennessee, Indiana, and Mississippi. These markets have generally shown growth in per capita income, a relatively low unemployment rate, a diversified and stable economic base and, despite recent local economic weakness, charge-offs have been negligible. Substantially all loans originated by the mortgage banking subsidiary are classified as loans held-for-sale on the consolidated statements of condition of the Corporation. New originations retained for the Corporation's residential real estate mortgage portfolio consist primarily of low-income housing and non-convertible adjustable rate mortgages ("ARMS"). Residential mortgages retained in the portfolio at December 31, 1994 increased $96.1 million from December 31, 1993 primarily as a result of originations of the non-convertible ARM product.

RETAIL

  The Corporation provides a wide range of retail loan products including installment and other personal loans, home improvement loans, home equity loans, automobile and other personal property consumer financings, home equity lines of credit and other revolving credit products. During most of 1994, the economic recovery created lower unemployment and stronger consumer confidence which resulted in stronger demand for retail loan products; particularly fixed interest rate products. The Corporation's delinquency and net charge-off experience with retail loan products has been generally better than industry averages.

  When compared to December 31, 1993, retail loans increased $99.3 million to $984.4 million at December 31, 1994. Retail loan demand weakened after the Federal Reserve raised short-term interest rates for the sixth time in November 1994. As a result, retail loan demand is expected to be somewhat weaker than what it was during 1994. However, growth in the retail loan portfolio is still anticipated in 1995.

BANKCARD

  The Corporation through its subsidiary, First Omni, offers both VISA (R) and MasterCard (R). Outstanding bankcard receivables decreased to $496.6 million at December 31, 1994 from $527.7 million at December 31, 1993. In 1995, First Omni will continue to pursue marketing efforts that include direct solicitation and account activation strategies as well as the purchase of small portfolios. All delinquent bankcard accounts are charged-off at 180 days past due or upon advice of the account holders who become deceased or file bankruptcy.

LEASES RECEIVABLE

  Leases receivable include retail automobile, small equipment and general equipment leasing portfolios. Leases receivable increased to $259.6 million at December 31, 1994 from $211.8 million at December 31, 1993. The general equipment leasing portfolio represents approximately 88.3% of total lease receivables with an emphasis on transportation equipment. The primary market for direct sales calling efforts on customers and targeted prospects is the Mid-Atlantic region. Other regions comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

FOREIGN

  Loans to foreign banks decreased $1.7 million during 1994. These outstandings are due to financings associated with letters of credit.

  Foreign commercial and industrial loans were $226.7 million at December 31, 1994, an increase of $40.2 million when compared to December 31, 1993. Commercial and industrial loan exposure consists of maritime industry exposure (67%), non-maritime trade exposure (21%), foreign direct investment exposure (11%), and rail exposure (1%). The maritime portfolio is widely diversified, both geographically and by asset type, and is secured by first mortgages/liens. Government and official institutions are central, state, provincial, and local governments in foreign countries and their ministries, departments, and agencies.

ASSET QUALITY

 Economic Environment

  The U.S. economy has experienced four years of cyclical expansion, with real growth in 1994 likely to have peaked at 4% despite vigorous Federal Reserve tightenings. Maryland's recovery only began in 1993, and its rate of expansion continues to lag the national pace due to continuing recession in the construction and defense-related manufacturing sectors.

  In the 1991-1993 period, financial institutions strengthened their balance sheets and performance despite a sluggish recovery in the commercial real estate market. Although the performance of the Corporation's customers has improved, competition from nonbank financial institutions continues to depress both commercial and industrial and consumer loan demand. The quality of the Corporation's assets in interest-rate sensitive sectors such as housing is vulnerable to unexpectedly sharp rate increases.

  In response to further Federal Reserve tightening forecast for early 1995, the Corporation anticipates a slowdown in the growth of the national economy to non-inflationary levels, with a very low probability of recession or high inflation before 1996. The local economy is likely to continue its growth but at levels that continue to lag national levels.

NONPERFORMING ASSETS

  Nonperforming assets totaled $74.1 million at December 31, 1994, a decrease of $61.3 million (45.3%) when compared to $135.4 million in nonperforming assets at December 31, 1993. The most significant changes in nonperforming assets during 1994 were paydowns of $56.9 million, loans reclassified to accrual status of $18.5 million, other real estate owned sales of $9.1 million, and charge-offs of $7.1 million. These decreases were partially offset by $25.5 million in additions to nonperforming assets due to the transfer of loans to nonaccrual status and $4.8 million in accruing loans transferred to troubled debt restructuring status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included $14.0 million in commercial and real estate loans which met the regulatory tests for return to accrual status and $4.5 million in real estate loans which were upgraded from troubled debt restructuring status and returned to accrual. The most significant charge-off was a $2.5 million charge-off on a nonaccrual real estate loan. At this time, the Corporation does not anticipate significant new nonaccruals in 1995, however it is unlikely that reductions of the magnitude that occurred over the past several years will continue in 1995.

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

  Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value minus estimated costs to sell.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

                              NONPERFORMING ASSETS

                                               DECEMBER 31,
                                -----------------------------------------------
                                 1994      1993      1992      1991      1990
                                -------  --------  --------  --------  --------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans
  Domestic:
    Commercial................  $13,326  $ 47,521  $ 71,538  $ 71,220  $ 35,108
    Real estate, construction.    2,709     5,787    17,917    25,958    17,036
    Real estate mortgage, com-
     mercial..................   27,633    44,853    64,757    37,803    31,266
    Real estate mortgage, res-
     idential.................    5,250     5,381     6,351     8,409       566
    Leases receivable.........       85       863     1,174       282       --
  Foreign.....................    5,300     3,800    10,487    10,174    12,513
                                -------  --------  --------  --------  --------
      Total nonaccrual loans..   54,303   108,205   172,224   153,846    96,489
Restructured loans............    4,974     4,692     4,515     2,601       --
Other assets owned:
  Other real estate...........   18,920    26,427    30,993    43,610    25,053
  Valuation reserves..........   (4,185)   (4,412)   (9,195)   (7,713)   (4,250)
  Other assets................      118       510     1,210     5,644     3,199
                                -------  --------  --------  --------  --------
      Total other assets
       owned..................   14,853    22,525    23,008    41,541    24,002
                                -------  --------  --------  --------  --------
Total nonperforming assets....  $74,130  $135,422  $199,747  $197,988  $120,491
                                =======  ========  ========  ========  ========
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned.................     1.35%     2.59%     3.83%     3.47%     2.40%
                                =======  ========  ========  ========  ========
Accruing loans contractually
 past due 90 days or more as
 to principal or interest:
  Domestic....................  $13,338  $ 17,172  $ 19,231  $ 25,796  $ 26,908
  Foreign.....................      --        --        --      3,800       --
                                -------  --------  --------  --------  --------
      Total...................  $13,338  $ 17,172  $ 19,231  $ 29,596  $ 26,908
                                =======  ========  ========  ========  ========

  The following table details the gross interest income that would have been received during the year ended December 31, 1994 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1994
                                                              ----------------
                                                              DOMESTIC FOREIGN
                                                               LOANS    LOANS
                                                              -------- -------
                                                               (IN THOUSANDS)
     Gross interest income that would have been recorded had
      loans been current in accordance with original terms...  $3,141   $377
     Interest income actually recorded.......................   1,172    339

  At December 31, 1994, the Corporation was monitoring loans totaling $56.9 million not classified as nonaccrual, restructured or past due loans. These loans demonstrate characteristics which may result in classification as such in the future. There were no other interest bearing assets, other than loans, at December 31, 1994 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

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

  The Corporation's Credit Review Division reports independently to the Board of Directors' Loan Portfolio Review Committee. This unit's responsibility is to continuously monitor the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, to provide executive management with an independent and objective evaluation of the quality of the portfolio and to assist the Board of Directors in evaluating the adequacy of the Allowance. In the retail loan and residential loan areas, this review is conducted primarily by a retail credit review staff which monitors performance trends. Formal reviews are supported by management information systems which are designed to identify accounts which deviate from established lending policies. In other consumer lending areas, a team of credit review officers systematically inspects the credit files to identify potential credit problems.

  The review process as detailed above is used by the Corporation in forming its conclusion that the Allowance is adequate at December 31, 1994.

  The following table details certain information relating to the Allowance for credit losses of the Corporation for the five years ended December 31, 1994. See also Note 5 of the Notes to Consolidated Financial Statements of the Corporation.

                  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Allowance at beginning
 of year................  $  200,006  $  201,451  $  205,397  $  155,089  $  117,222
Provision for credit
 losses.................      22,996      45,291      58,126      69,496      97,191
Losses charged off:
  Commercial loans......       2,852      10,580      14,082       4,329       6,921
  Real estate loans,
   construction.........       1,333       1,079       3,692       2,968       7,761
  Real estate loans,
   mortgage:
    Residential.........         328         467         150          54          72
    Commercial..........       5,693       9,723       8,100       2,704      12,463
  Retail loans..........       4,798       6,005       6,569       6,616       6,492
  Bankcard receivables..      27,180      25,360      30,219      33,169      26,674
  Leases receivable.....         343         516         919         650         607
  Foreign loans.........         --        2,561       6,360      12,359       4,875
                          ----------  ----------  ----------  ----------  ----------
      Total losses
       charged off......      42,527      56,291      70,091      62,849      65,865
                          ----------  ----------  ----------  ----------  ----------
Recoveries of losses
 previously charged off:
  Commercial loans......       3,908       1,108         393       3,661       2,236
  Real estate loans,
   construction.........         304          37          35          21         --
  Real estate loans,
   mortgage:
    Residential.........          29          16          56         --          --
    Commercial..........         438         129         348         222          39
  Retail loans..........       2,846       2,573       2,526       1,322       1,485
  Bankcard receivables..       5,203       4,696       4,574       3,934       4,058
  Leases receivable.....         431         331         367         196         329
  Foreign loans.........         --        4,924       1,047         411         381
                          ----------  ----------  ----------  ----------  ----------
      Total recoveries..      13,159      13,814       9,346       9,767       8,528
                          ----------  ----------  ----------  ----------  ----------
Net losses charged off..      29,368      42,477      60,745      53,082      57,337
Allowance of loans
 acquired or (sold).....      (2,610)     (4,259)     (1,327)     33,894      (1,987)
                          ----------  ----------  ----------  ----------  ----------
Total allowance at end
 of year................  $  191,024  $  200,006  $  201,451  $  205,397  $  155,089
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 average unearned
 income.................  $5,291,240  $5,099,293  $5,293,930  $4,832,877  $5,312,898
                          ==========  ==========  ==========  ==========  ==========
Year end loans, net of
 unearned income........  $5,458,891  $5,197,721  $5,187,612  $5,656,624  $4,998,658
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans, net of
 average unearned
 income.................        0.56%       0.83%       1.15%       1.10%       1.08%
Allowance as a
 percentage of year end
 loans, net of unearned
 income.................        3.50        3.85        3.88        3.63        3.10
Allowance as a
 percentage of
 nonperforming loans....      322.26      177.16      113.98      131.29      160.73

  The following table provides an allocation of the Allowance to the respective loan classifications. The Corporation does not believe that the Allowance can be fragmented by category with any precision. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1994 is available to absorb losses occurring in any category of loans.

                 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1994     1993     1992     1991     1990
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Commercial loans................... $ 19,222 $ 32,453 $ 39,544 $ 60,445 $ 31,862
Real estate loans, construction....    7,556    9,376   19,150   16,092   11,756
Real estate loans, mortgage:
  Residential......................    1,022    1,087      546      943      639
  Commercial.......................   23,818   39,845   41,090   23,200    9,155
Retail loans.......................    3,213    6,266    7,026   11,072    8,618
Bankcard receivables...............   30,830   35,950   37,420   35,004   24,160
Leases receivable..................   16,323    3,304    3,970    2,290      448
Foreign loans......................   11,748    9,322   14,045   24,329   47,726
Unallocated........................   77,292   62,403   38,660   32,022   20,725
                                    -------- -------- -------- -------- --------
    Total Allowance................ $191,024 $200,006 $201,451 $205,397 $155,089
                                    ======== ======== ======== ======== ========

DEPOSITS

  The table below provides information on the average amount of and rates paid on the deposit categories indicated for the years ended December 31, 1994, 1993 and 1992. The aggregated amount of foreign deposits did not exceed 10% of average total deposits. The majority of deposits in the foreign banking office were in amounts in excess of $100,000.

                    AVERAGE DEPOSITS AND AVERAGE RATES PAID

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1994             1993             1992
                             ---------------- ---------------- ----------------
                             AVERAGE  AVERAGE AVERAGE  AVERAGE AVERAGE  AVERAGE
                             BALANCES  RATES  BALANCES  RATES  BALANCES  RATES
                             -------- ------- -------- ------- -------- -------
                                           (DOLLARS IN MILLIONS)
Deposits in domestic of-
 fices:
  Noninterest bearing de-
   mand..................... $1,730.1    --%  $1,771.0    --%  $1,561.4    --%
                             --------         --------         --------
  Interest bearing demand...    548.9   2.3      535.5   2.5      467.2   3.2
  Money market accounts.....  1,312.3   3.0    1,433.1   3.0    1,529.5   3.5
  Savings...................  1,144.4   2.7    1,017.0   2.9      840.1   3.6
  Other consumer time.......  1,410.7   4.2    1,480.3   4.3    1,735.4   5.3
  Large denomination time...    374.9   5.6      342.8   5.4      553.0   6.1
Deposits in foreign banking
 office.....................    114.0   5.4       72.1   3.7       77.8   3.9
                             --------   ---   --------   ---   --------   ---
    Total interest bearing
     deposits...............  4,905.2   3.5    4,880.8   3.5    5,203.0   4.4
                             --------         --------         --------
Total deposits.............. $6,635.3         $6,651.8         $6,764.4
                             ========         ========         ========
Total core deposits(1)...... $6,146.4         $6,236.9         $6,133.6
                             ========         ========         ========

--------
(1) Core deposits include all deposits in the preceding table except large denomination time deposits and deposits in the Corporation's foreign banking office.

  The following table details the maturity of domestic deposits of $100,000 or more on December 31, 1994.

  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN
                          AMOUNTS OF $100,000 OR MORE

                                                        DECEMBER 31, 1994
                                                  ------------------------------
                                                  CERTIFICATES OTHER TIME
                                                  OF DEPOSIT,  DEPOSITS,
                                                  $100,000 OR   $100,000
                                                      MORE      OR MORE   TOTAL
                                                  ------------ ---------- ------
                                                          (IN MILLIONS)
     Within three months.........................    $134.0      $ 0.3    $134.3
     After three months but within six months....      75.9        0.3      76.2
     After six months but within twelve months...      81.8        3.1      84.9
     After twelve months.........................     280.3       17.5     297.8
                                                     ------      -----    ------
       Total.....................................    $572.0      $21.2    $593.2
                                                     ======      =====    ======

SHORT-TERM BORROWINGS

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to fund loan demand of other subsidiaries of the Corporation, liquidity needs can be met in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1994.

                             SHORT-TERM BORROWINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Federal funds purchased:
  End of year outstandings........................ $205,856  $345,676  $309,350
  Highest month-end balance.......................  331,547   460,933   472,203
  Average balance.................................  288,762   451,042   344,336
  Average rate of interest:
    At end of year................................     5.55%     3.03%     2.41%
    During year...................................     4.27      3.05      3.40
Repurchase agreements:
  End of year outstandings........................ $313,916  $402,590  $270,163
  Highest month-end balance.......................  628,028   720,542   590,725
  Average balance.................................  354,644   444,378   391,221
  Average rate of interest:
    At end of year................................     5.13%     2.35%     2.65%
    During year...................................     3.60      2.33      2.87
Master demand notes of the Corporation:
  End of year outstandings........................ $402,539  $463,645  $388,958
  Highest month-end balance.......................  454,941   463,645   408,862
  Average balance.................................  441,384   424,181   389,156
  Average rate of interest:
    At end of year................................     4.95%     2.85%     2.85%
    During year...................................     3.79      2.86      3.28
Other borrowed funds, short term:
  End of year outstandings........................ $138,968  $181,724  $ 12,593
  Highest month-end balance.......................  656,846   439,474   282,348
  Average balance.................................  330,616   309,645   155,193
  Average rate of interest:
    At end of year................................     3.93%     3.37%     4.02%
    During year...................................     3.71      3.02      3.56

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

  The following table shows the changes in the Corporation's stockholders' equity for the years ended December 31, 1994, 1993 and 1992.

                        CHANGES IN STOCKHOLDERS' EQUITY

                                                        DECEMBER 31,
                                                ------------------------------
                                                   1994       1993      1992
                                                ----------  --------  --------
                                                       (IN THOUSANDS)
Balance, beginning of year as previously
 reported.....................................  $  976,794  $699,362  $606,779
Adjustment for the cumulative effect on prior
 years of applying retroactively the new
 method of accounting for income taxes........         --     (5,204)   (5,204)
                                                ----------  --------  --------
Balance, beginning of year as adjusted........     976,794   694,158   601,575
Net income....................................     111,140   113,868    92,473
Issuance of preferred stock...................         --    144,803       --
Dividends declared on preferred stock.........     (11,820)   (1,575)      --
Change in net cost not yet recognized as
 periodic pension expense.....................       1,443    (1,073)      110
Change in unrealized gains and losses on
 investment securities available-for-sale, net
 of income (tax) benefits.....................     (53,582)   26,613       --
Adjustment to preferred stock issuance costs..          49       --        --
                                                ----------  --------  --------
Balance, end of year..........................  $1,024,024  $976,794  $694,158
                                                ==========  ========  ========

  The Corporation's stockholders' equity was $1,024.0 million at December 31, 1994 compared to $976.8 million at December 31, 1993. The $47.2 million (4.8%) increase in stockholders' equity is primarily due to $111.1 million of net income in 1994. Partially offsetting this increase is a $53.6 million decline in the unrealized gains (losses) on investment securities available-for-sale, net of income (tax) benefits and $11.8 million in preferred stock dividends declared in 1994. The primary sources of growth in stockholders' equity from 1992 to 1993 were $113.9 million in net income and $144.8 million in proceeds from the issuance of preferred stock in December of 1993. Stockholders' equity has been restated for 1993 and 1992 to reflect the cumulative effect on prior years of retroactively applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Corporation's regulatory capital and regulatory capital ratios presented in the following table have also been restated to reflect this change.

  The following table details the Corporation's capital components and ratios at December 31, 1994, 1993 and 1992 based upon the capital requirements of the regulatory agencies discussed under "Business--Supervision and Regulation." Tier 1 and total capital increased $95.5 million and $90.5 million, respectively, when December 31, 1994 is compared to December 31, 1993 due to $111.1 million in net income in 1994 which was partially offset by $11.8 million in preferred dividends declared in 1994. Significant transactions affecting regulatory capital in 1993 included $113.9 million in net income and $144.8 million in proceeds from the issuance of preferred stock in December of 1993.

                               CAPITAL COMPONENTS

                                                       DECEMBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
Preferred stockholders' equity.............  $  144,852  $  144,803  $      --
Common stockholder's equity................     879,172     831,991     694,158
Disallowed intangibles.....................     (40,956)    (35,657)    (35,940)
Unrealized losses (gains) on investment se-
 curities available-for-sale, net of income
 (tax) benefits............................      26,969     (26,613)        --
                                             ----------  ----------  ----------
  Tier 1 capital...........................   1,010,037     914,524     658,218
                                             ----------  ----------  ----------
Qualifying long-term debt..................     109,676     115,629     121,581
Allowance for credit losses................      91,105      90,153      83,608
Mandatory convertible securities...........      59,960      59,951      59,942
                                             ----------  ----------  ----------
  Tier 2 capital...........................     260,741     265,733     265,131
                                             ----------  ----------  ----------
Total capital..............................  $1,270,778  $1,180,257  $  923,349
                                             ==========  ==========  ==========
Risk-adjusted assets.......................  $7,188,442  $7,102,379  $6,571,984
Average quarterly assets (fourth quarter)..  $9,180,622  $9,557,793  $9,176,494
Risk based capital ratios:
  Tier 1 capital to risk-adjusted assets...       14.05%      12.88%      10.02%
  Regulatory minimum.......................        4.00        4.00        4.00
  Total capital to risk-adjusted assets....       17.68       16.62       14.05
  Regulatory minimum.......................        8.00        8.00        8.00
Leverage ratio.............................       11.05        9.60        7.20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1993     1992
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans......................... $435,012 $411,021 $457,611
Interest and dividends on investment securities
 held-to-maturity:
  Taxable..........................................   87,502  146,720  145,604
  Tax-exempt.......................................      --    12,165   16,865
  Dividends........................................      --       --        63
Interest on investment securities available-for-
 sale:
  Taxable..........................................   47,164   20,219      --
  Tax-exempt.......................................   15,701    3,966      --
  Dividends........................................    1,092       23      --
Interest on loans held-for-sale....................    7,732   11,580   13,407
Interest on money market investments...............   25,543   11,543   14,459
                                                    -------- -------- --------
    Total interest and dividend income.............  619,746  617,237  648,009
                                                    -------- -------- --------
INTEREST EXPENSE
Interest on deposits...............................  169,191  171,122  227,553
Interest on Federal funds purchased and other
 short-term borrowings:
  Transactions with Allied Irish...................      --       --     2,055
  Other............................................   54,106   45,604   39,199
Interest on long-term debt.........................   17,802   17,312   15,850
                                                    -------- -------- --------
    Total interest expense.........................  241,099  234,038  284,657
                                                    -------- -------- --------
NET INTEREST INCOME................................  378,647  383,199  363,352
Provision for credit losses (note 5)...............   22,996   45,291   58,126
                                                    -------- -------- --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
 LOSSES............................................  355,651  337,908  305,226
                                                    -------- -------- --------
NONINTEREST INCOME
Service charges on deposit accounts................   72,300   72,952   68,475
Trust fees.........................................   19,513   19,212   18,593
Servicing income from securitized assets, net......   18,750   28,620   30,049
Bankcard charges and fees..........................   17,062   18,770   19,485
Securities gains, net..............................   15,616   19,976    6,169
Mortgage banking income............................   15,410   25,745   16,643
Other income (note 11).............................   52,327   48,170   38,768
                                                    -------- -------- --------
    Total noninterest income.......................  210,978  233,445  198,182
                                                    -------- -------- --------
NONINTEREST EXPENSES
Salaries and wages.................................  165,774  165,239  154,852
Other personnel costs (notes 10 and 16)............   42,873   40,415   33,644
Net occupancy costs (notes 6 and 13)...............   33,549   31,249   29,869
Equipment costs (notes 6 and 13)...................   29,685   26,979   22,327
Other operating expenses (note 11).................  124,320  130,771  121,038
                                                    -------- -------- --------
    Total noninterest expenses.....................  396,201  394,653  361,730
                                                    -------- -------- --------
INCOME BEFORE INCOME TAXES.........................  170,428  176,700  141,678
Income tax expense (note 12).......................   59,288   62,832   49,205
                                                    -------- -------- --------
NET INCOME......................................... $111,140 $113,868 $ 92,473
                                                    ======== ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1994        1993
                                                        ----------  ----------
                                                           (IN THOUSANDS)
ASSETS
Cash and due from banks................................ $  554,878  $  630,731
Money market investments (note 2)......................    374,799     196,573
Investment securities available-for-sale (note 3)......  1,022,709   1,306,899
Investment securities held-to-maturity (note 3)........  1,338,267   1,709,648
Loans held-for-sale....................................     75,366     269,222
Loans, net of unearned income of $84,809 in 1994 and
 $71,224 in 1993:
  Commercial...........................................  1,633,275   1,626,080
  Real estate, construction............................    268,683     284,008
  Real estate, mortgage:
    Residential........................................    593,642     497,543
    Commercial.........................................    978,164     957,568
  Retail...............................................    984,403     885,117
  Bankcard.............................................    496,608     527,657
  Leases receivable (note 4)...........................    259,633     211,821
  Foreign..............................................    244,483     207,927
                                                        ----------  ----------
      Total loans, net of unearned income..............  5,458,891   5,197,721
Allowance for credit losses (note 5)...................   (191,024)   (200,006)
                                                        ----------  ----------
      Loans, net.......................................  5,267,867   4,997,715
Premises and equipment (note 6)........................    102,157     100,726
Due from customers on acceptances......................     26,059       9,127
Other assets...........................................    343,500     307,864
                                                        ----------  ----------
        Total assets................................... $9,105,602  $9,528,505
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits......................... $1,766,648  $1,914,452
  Interest bearing deposits............................  4,786,592   4,747,825
Interest bearing deposits in foreign banking office....     80,306     111,880
                                                        ----------  ----------
      Total deposits...................................  6,633,546   6,774,157
Federal funds purchased and securities sold under
 repurchase agreements (note 7)........................    519,772     748,266
Other borrowed funds, short-term (note 8)..............    541,507     645,369
Bank acceptances outstanding...........................     26,059       9,127
Accrued taxes and other liabilities (note 12)..........    146,062     185,215
Long-term debt (note 9)................................    214,632     189,577
                                                        ----------  ----------
        Total liabilities..............................  8,081,578   8,551,711
                                                        ----------  ----------
Commitments and contingent liabilities (notes 13 and
 15)
Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A, $5
   par value per share, $25 liquidation preference per
   share; authorized 9,000,000 shares; issued 6,000,000
   shares..............................................     30,000      30,000
  Common stock, $5 par value per share; authorized
   41,000,000 shares; issued 16,985,149 shares.........     84,926      84,926
  Capital surplus......................................    198,176     198,127
  Retained earnings....................................    737,891     637,128
  Unrealized (losses) gains on investment securities
   available-for-sale (net of income (tax) benefits of
   $16,024 and ($17,018))..............................    (26,969)     26,613
                                                        ----------  ----------
      Total stockholders' equity.......................  1,024,024     976,794
                                                        ----------  ----------
        Total liabilities and stockholders' equity..... $9,105,602  $9,528,505
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              UNREALIZED
                                                                GAINS
                                                               (LOSSES)
                                                                  ON
                                                              INVESTMENT
                                                              SECURITIES
                                                              AVAILABLE-
                         PREFERRED COMMON  CAPITAL  RETAINED   FOR-SALE
                           STOCK    STOCK  SURPLUS  EARNINGS  NET OF TAX   TOTAL
                         --------- ------- -------- --------  ---------- ----------
                                              (IN THOUSANDS)
BALANCE ON DECEMBER 31,
 1991...................  $   --   $84,926 $ 83,324 $433,325   $    --   $  601,575
Net income..............                              92,473                 92,473
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                 110                    110
                          -------  ------- -------- --------   --------  ----------
BALANCE ON DECEMBER 31,
 1992...................      --    84,926   83,324  525,908        --      694,158
Net income..............                             113,868                113,868
Issuance of preferred
 stock..................   30,000           114,803                         144,803
Dividends declared on
 preferred stock........                              (1,575)                (1,575)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                              (1,073)                (1,073)
Unrealized gains on
 investment securities
 available-for-sale, net
 of income tax expense..                                         26,613      26,613
                          -------  ------- -------- --------   --------  ----------
BALANCE ON DECEMBER 31,
 1993...................   30,000   84,926  198,127  637,128     26,613     976,794
Net income..............                             111,140                111,140
Dividends declared on
 preferred stock........                             (11,820)               (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                               1,443                  1,443
Change in unrealized
 gains and losses on
 investment securities
 available-for-sale, net
 of income tax benefits.                                        (53,582)    (53,582)
Adjustment to preferred
 stock issuance costs...                         49                              49
                          -------  ------- -------- --------   --------  ----------
BALANCE ON DECEMBER 31,
 1994...................  $30,000  $84,926 $198,176 $737,891   $(26,969) $1,024,024
                          =======  ======= ======== ========   ========  ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1993         1992
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.............................  $   111,140  $   113,868  $    92,473
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Provision for credit losses...........       22,996       45,291       58,126
 Provision for other real estate
  losses...............................           44        6,279        6,537
 Depreciation and amortization.........       32,033       35,319       33,234
 Deferred income taxes (benefits)......       18,399       (1,977)      16,263
 Net gain on the sale of assets........      (25,014)     (22,488)      (9,839)
 Net decrease (increase) in loans
  originated for sale..................      181,361     (115,511)     (21,804)
 (Increase) decrease in trading account
  securities...........................       (3,273)     (45,721)       9,204
 (Increase) decrease in accrued
  interest receivable..................       (5,648)       1,452       11,525
 Decrease in accrued interest payable..       (1,493)      (5,295)     (16,376)
 Other, net............................      (46,114)      13,635      (11,602)
                                         -----------  -----------  -----------
 Net cash provided by operating
  activities...........................      284,431       24,852      167,741
                                         -----------  -----------  -----------
INVESTING ACTIVITIES
Proceeds from sales of investment
 securities available-for-sale.........    1,271,669          --           --
Proceeds from sales of investment
 securities held-to-maturity...........       20,383      711,058      470,028
Proceeds from paydowns and maturities
 of investment securities available-
 for-sale..............................      147,244          --           --
Proceeds from paydowns and maturities
 of investment securities held-to-
 maturity..............................      360,323    1,487,190      602,897
Purchases of investment securities
 available-for-sale....................   (1,198,841)         --           --
Purchases of investment securities
 held-to-maturity......................      (22,832)  (2,530,988)  (1,782,663)
Net (increase) decrease in short-term
 investments...........................      (38,114)    (120,708)     268,262
Proceeds from sales of loans...........       48,420       57,240      178,065
Purchase of loans......................         (255)      (9,637)         --
Net (disbursements) receipts from
 lending activities of banking
 subsidiaries..........................     (321,126)    (120,613)     259,311
Principal collected on loans of nonbank
 subsidiaries..........................       25,846       27,275       21,475
Loans originated by nonbank
 subsidiaries..........................      (30,250)     (49,511)     (64,379)
Principal payments received under
 leases................................        4,916       14,241        9,160
Purchases of assets to be leased.......       (3,090)      (1,311)      (1,517)
Proceeds from the sale of other real
 estate................................       12,189       25,400       32,870
Proceeds from the sales of premises and
 equipment.............................        2,850          499          439
Purchases of premises and equipment....      (24,464)     (21,373)     (26,545)
Sales of deposits......................     (193,945)      (8,712)         --
Purchases of deposits..................       96,600          --        20,208
Purchase of mortgage company...........         (905)         --           --
Other, net.............................      (19,259)     (29,984)      (3,679)
                                         -----------  -----------  -----------
 Net cash provided by (used for)
  investing activities.................      137,359     (569,934)     (16,068)
                                         -----------  -----------  -----------
FINANCING ACTIVITIES
Net decrease in deposits...............      (43,008)     (35,682)    (188,471)
Net (decrease) increase in short-term
 borrowings............................     (332,356)     413,446      (63,533)
Proceeds from the issuance of long-term
 debt..................................          --           --        99,564
Principal payments on long-term debt...          --          (875)     (50,825)
Proceeds from the issuance of preferred
 stock.................................          --       144,803          --
Proceeds from the issuance of medium-
 term bank notes.......................       25,000          --           --
Cash dividends paid....................      (10,440)         --           --
                                         -----------  -----------  -----------
 Net cash (used for) provided by
  financing activities.................     (360,804)     521,692     (203,265)
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................       60,986      (23,390)     (51,592)
Cash and cash equivalents at beginning
 of year...............................      631,137      654,527      706,119
                                         -----------  -----------  -----------
Cash and cash equivalents at December
 31,...................................  $   692,123  $   631,137  $   654,527
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES
Interest payments......................  $   241,465  $   239,333  $   301,033
Income tax payments....................       44,881       50,941       41,476
NONCASH INVESTING AND FINANCING
 ACTIVITIES
Loan charge-offs.......................       42,527       56,291       67,841
Transfers to other real estate.........        2,813       30,070       17,925

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

    Foreign Currency Transactions--Foreign currency amounts, including those related to foreign branches, are remeasured into the functional currency (the U.S. dollar) at relevant exchange rates. Aggregate transaction gains and losses are included in other income and other expense and are not material to the financial statements.

    Money Market Investments--Money market investments are stated at cost, which approximates fair value except for trading account securities which are carried at fair value. Adjustments to the fair value and trading account gains and losses are classified as other income in the accompanying consolidated statements of income.

    Securities--At December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity. At the time of purchase, management determines the appropriate designation for debt and equity securities.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

    Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value are reported in other noninterest income.

    Held-to-maturity securities are purchased with the ability and intent to hold them to maturity and are, therefore, carried at cost adjusted for premiums and discounts.

    Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of income tax, reported as a separate component of stockholders' equity.

    Amortization and accretion of discounts and premiums associated with securities classified as held-to-maturity or available-for-sale are computed on the straight-line basis adjusted for expected prepayment experience, which does not differ significantly from the level yield method. Realized gains and losses, and declines in value judged to be other-than-temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

    Loans Held-For-Sale--Loans held-for-sale are stated at the lower of aggregate cost or fair value.

    Derivative Financial Instruments

      Trading Instruments--The Corporation maintains active trading positions in interest rate swaps, caps and floors, futures, and options on futures as well as foreign exchange forward rate agreements, options, and futures. These positions result from activity generated for corporate customers as well as for the Corporation's own trading account. Trading instruments are carried at fair value. The positive and negative fair values are included in other assets and other liabilities, respectively, in the consolidated statements of condition. Realized and unrealized gains or losses are included as a component of other noninterest income.

      Risk Management Instruments--The Corporation enters into derivative financial instruments, primarily interest rate swaps, interest rate caps and floors, and purchased options for risk management purposes. These risk management instruments are designated to interest bearing assets and liabilities of the Corporation and are entered into to modify the characteristics of the designated assets or liabilities. Interest rate swaps used for risk management purposes are accounted for on the accrual basis with net interest income or expense on the swaps recognized as an adjustment to the interest income or expense of the designated assets or liabilities. For interest rate caps and floors and purchased options, any premiums or other cash flows are recorded systematically as a component of the income or expense of the designated assets or liabilities. Upon early termination of these derivative financial instruments, any realized gain or loss is deferred and amortized as an adjustment to the yield of the designated assets or liabilities over the life of the original hedge, as long as the designated assets or liabilities remain.

    Income on Loans Receivable--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect both related estimated residual values and unearned investment tax credits to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on discounted loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees are generally recognized as income over the commitment and loan periods, respectively. Loans are placed on nonaccrual status when in the opinion of Management the collection of additional interest is doubtful or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets revised regulatory guidance on returning to accrual status even though the loan has not been brought fully current.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

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

    Income Taxes--Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and has restated prior years' retained earnings to reflect the cumulative effect of the change in the method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

    The Corporation files a consolidated federal income tax return. Deferred income taxes are provided on certain transactions which are reported in the financial statements in different years than for income tax purposes. The principal items are the provision for credit losses, income from lease financing, interest and fee income on loans, securities transactions, deferred compensation and restricted stock. Accumulated deferred taxes resulting from these timing differences are included in the aggregate in other assets, to the extent realizable, or accrued taxes and other liabilities in the consolidated statements of condition.

    Other Real Estate and Assets--Other real estate and other assets owned represent property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for credit losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. Any improvement in fair value is reflected by a decrease to the valuation allowance and a credit to income. Expenses incurred in maintaining assets are included in other operating expenses.

    Trust Assets--Property held in fiduciary or agency capacities for First National's and York Bank's customers is not included in the consolidated statements of condition since such assets are not assets of the Corporation.

    Statement of Cash Flows--For purposes of reporting cash flows, cash equivalents include cash and due from banks and interest bearing deposits in other banks of $137,245,000, $406,000 and $20,100,000 at December 31,
  1994, 1993 and 1992, respectively, which are included in money market investments in the consolidated statements of condition.

    Servicing Income From Securitized Assets--Servicing income from securitized assets represents the financial spread (the difference between finance and other charges earned on such assets and the pass-through rate due to investors) retained as seller/servicer reduced by estimated credit losses chargeable against such spread.

    Reclassifications--Certain amounts in the 1992 and 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

2. MONEY MARKET INVESTMENTS

  Money market investments at December 31, 1994 and 1993 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
     Interest bearing deposits in other banks................ $137,245 $    406
     Trading account securities..............................   56,610   53,337
     Federal funds sold......................................  154,800  121,000
     Securities purchased under agreements to resell.........   26,144   21,830
                                                              -------- --------
       Total money market investments........................ $374,799 $196,573
                                                              ======== ========

3. INVESTMENT SECURITIES

  The amortized cost and fair values of available-for-sale securities at December 31, 1994 are as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $   52,084  $     1    $ (3,369) $   48,716
Mortgage-backed obligations of Fed-
 eral agencies.....................     773,388      169     (49,805)    723,752
Collateralized mortgage obliga-
 tions.............................      15,689      182         --       15,871
Obligations of states and political
 subdivisions......................     190,144    8,052      (2,405)    195,791
Other debt securities..............      10,111      --          --       10,111
Equity securities..................      24,286    4,216         (34)     28,468
                                     ----------  -------    --------  ----------
  Total............................  $1,065,702  $12,620    $(55,613) $1,022,709
                                     ==========  =======    ========  ==========

  The amortized cost and fair values of available-for-sale securities at December 31, 1993 are as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Mortgage-backed obligations of Fed-
 eral agencies.....................  $  900,549  $14,266    $   (600) $  914,215
Collateralized mortgage obliga-
 tions.............................     135,083    5,403      (1,560)    138,926
Obligations of states and political
 subdivisions......................     201,062   19,528        (123)    220,467
Other debt securities..............       8,886      --          --        8,886
Equity securities..................      17,688    6,717         --       24,405
                                     ----------  -------    --------  ----------
  Total............................  $1,263,268  $45,914    $ (2,283) $1,306,899
                                     ==========  =======    ========  ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1994 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             DECEMBER 31, 1994
                                                            -------------------
                                                            AMORTIZED    FAIR
                                                               COST     VALUE
                                                            ---------- --------
                                                              (IN THOUSANDS)
     Due in one year or less............................... $   83,524 $ 86,021
     Due after one year through five years.................     82,276   80,803
     Due after five years through ten years................     42,997   46,050
     Due after ten years...................................     43,542   41,744
     Mortgage-backed securities (1)........................    789,077  739,623
                                                            ---------- --------
       Total............................................... $1,041,416 $994,241
                                                            ========== ========

--------
(1) Includes mortgage-backed securities and collateralized mortgage obligations.

  Proceeds from the sale of investment securities available-for-sale were $1,271,669,000 during 1994. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                           YEAR ENDED
                                        DECEMBER 31, 1994
                                        -----------------
                                         (IN THOUSANDS)
            Gross gains................      $22,305
            Gross losses...............       (6,643)
                                             -------
              Total....................      $15,662
                                             =======

  The amortized cost and fair values of held-to-maturity securities at December 31, 1994 are as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $  793,517    $240     $(37,301) $  756,456
Mortgage-backed obligations of Fed-
 eral agencies.....................     160,319     --        (9,966)    150,353
Collateralized mortgage obliga-
 tions.............................     383,426      20      (20,775)    362,671
Other debt securities..............       1,005     --           --        1,005
                                     ----------    ----     --------  ----------
  Total............................  $1,338,267    $260     $(68,042) $1,270,485
                                     ==========    ====     ========  ==========

  The amortized cost and fair values of held-to-maturity securities at December 31, 1993 are as follows:

                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
U.S. Treasury and U.S. Government
 agencies..........................  $  970,554  $19,407    $  (915)  $  989,046
Mortgage-backed obligations of Fed-
 eral agencies.....................     211,920    3,125       (280)     214,765
Collateralized mortgage obliga-
 tions.............................     520,306    2,096     (1,619)     520,783
Other debt securities..............       1,242      --         --         1,242
Nonmarketable equity securities....       5,626      --         --         5,626
                                     ----------  -------    -------   ----------
  Total............................  $1,709,648  $24,628    $(2,814)  $1,731,462
                                     ==========  =======    =======   ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The amortized cost and fair values of held-to-maturity debt securities at December 31, 1994 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            DECEMBER 31, 1994
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
     Due in one year or less............................. $  153,451 $  153,330
     Due after one year through five years...............    639,371    602,462
     Due after five years through ten years..............      1,700      1,669
     Mortgage-backed securities (1)......................    543,745    513,024
                                                          ---------- ----------
       Total............................................. $1,338,267 $1,270,485
                                                          ========== ==========

--------
(1) Includes mortgage-backed securities and collateralized mortgage obligations.

  Proceeds from the sale of investment securities held-to-maturity were $20,383,000 during 1994. These sales occurred as a result of the dissolution of a nonbanking subsidiary of the Corporation. Proceeds from the sale of investment securities held-for-possible-sale were $711,058,000 and $470,028,000 during 1993 and 1992. Gross gains and losses realized on the sale of investment securities held-to-maturity and held-for-possible-sale were as follows:

                                                          YEARS ENDED DECEMBER
                                                                  31,
                                                          ---------------------
                                                          1994  1993(1) 1992(1)
                                                          ----  ------- -------
                                                             (IN THOUSANDS)
       Gross gains....................................... $ 67  $19,894 $ 8,385
       Gross losses......................................  (39)     --   (2,199)
                                                          ----  ------- -------
         Total........................................... $ 28  $19,894 $ 6,186
                                                          ====  ======= =======

--------
(1) Held-for-possible-sale portfolio

  Investment securities from the consolidated investment portfolio with a book value of $818,179,000 at December 31, 1994 and $788,522,000 at December 31,
1993 were pledged to secure public funds, trust deposits, repurchase agreements and funds transactions and for other purposes required by law.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4. LEASES RECEIVABLE

  The investment in leases at December 31, 1994 and 1993 consist of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
                                                              (IN THOUSANDS)
     Direct financing leases:
       Lease payments receivable............................ $153,324  $124,132
       Estimated residual values............................   33,234    24,472
                                                             --------  --------
                                                              186,558   148,604
       Less unearned income.................................  (38,201)  (28,689)
                                                             --------  --------
       Net investment in direct financing leases............ $148,357  $119,915
                                                             --------  --------
     Leveraged leases:
       Lease payments receivable............................ $ 66,336  $ 57,072
       Estimated residual values............................   72,133    56,642
       Deferred investment tax credits......................      --       (262)
                                                             --------  --------
                                                              138,469   113,452
       Less unearned income.................................  (27,193)  (21,546)
                                                             --------  --------
       Investment in leveraged leases.......................  111,276    91,906
       Less related deferred taxes..........................  (85,572)  (71,671)
                                                             --------  --------
       Net investment in leveraged leases................... $ 25,704  $ 20,235
                                                             ========  ========

  Minimum lease payments receivable at December 31, 1994 are due as follows:

                                                                 AFTER
      1995       1996        1997        1998        1999         1999        TOTAL
     -------    -------     -------     -------     -------     --------     --------
                                (IN THOUSANDS)
     $43,477    $27,889     $31,148     $27,389     $18,556     $176,568     $325,027

5. ALLOWANCE FOR CREDIT LOSSES

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at December 31, 1994. A summary of the activity in the allowance for the three years ended December 31, 1994 follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
     Balance beginning of year................... $200,006  $201,451  $205,397
     Provision charged to operating expenses.....   22,996    45,291    58,126
     Allowance of loans acquired or (sold).......   (2,610)   (4,259)   (1,327)
     Less charge-offs, net of recoveries of
      $13,159, $13,814, and $9,346...............  (29,368)  (42,477)  (60,745)
                                                  --------  --------  --------
     Balance at end of year...................... $191,024  $200,006  $201,451
                                                  ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

6. PREMISES AND EQUIPMENT

  Components of premises and equipment at December 31, 1994 and 1993 are as follows:

                                DECEMBER 31, 1994              DECEMBER 31, 1993
                          ------------------------------ ------------------------------
                                   ACCUMULATED                    ACCUMULATED
                                   DEPRECIATION                   DEPRECIATION
                                       AND                            AND
                            COST   AMORTIZATION   NET      COST   AMORTIZATION   NET
                          -------- ------------ -------- -------- ------------ --------
                                                 (IN THOUSANDS)
Land....................  $ 11,118   $    --    $ 11,118 $ 11,462   $    --    $ 11,462
Buildings and land im-
 provements.............    46,679     20,155     26,524   48,729     19,926     28,803
Leasehold improvements..    33,749     18,438     15,311   33,089     16,740     16,349
Furniture and equipment.    67,430     52,640     14,790   68,572     54,914     13,658
Computer hardware and
 software...............    83,538     49,124     34,414   78,208     47,754     30,454
                          --------   --------   -------- --------   --------   --------
  Total.................  $242,514   $140,357   $102,157 $240,060   $139,334   $100,726
                          ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $20,359,000 in 1994, $18,020,000 in 1993, and $16,555,000 in 1992.

7. FUNDS SOLD AND PURCHASED AND REPURCHASE AGREEMENTS

  Federal funds generally represent one-day transactions, a large portion of which arise because of the Corporation's market activity in Federal funds for correspondent banks and other customers. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and mature within three months.

  At December 31, 1994, securities purchased under agreements to resell amounted to $26,144,000. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

  At December 31, 1994, securities sold under agreements to repurchase amounted to $313,916,000. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

8. OTHER BORROWED FUNDS, SHORT-TERM

  Following is a summary of short-term borrowings exclusive of Federal funds purchased and securities sold under agreements to repurchase at December 31, 1994 and 1993:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
     Master demand notes of the Corporation.................. $402,539 $463,645
     Bank notes..............................................  130,000  177,000
     Other...................................................    8,968    4,724
                                                              -------- --------
       Total................................................. $541,507 $645,369
                                                              ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  At December 31, 1994, the Corporation had available lines of credit with third-party banks aggregating $100,000,000 to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

9. LONG-TERM DEBT

  Following is a summary of the long-term debt of the Corporation at December 31, 1994 and 1993 which is all unsecured:

                                                                  DECEMBER 31
                                                               -----------------
                                                                 1994     1993
                                                               -------- --------
                                                                (IN THOUSANDS)
     5.77% Medium term bank notes due September 1, 1995....... $ 25,000 $    --
     10.375% Subordinated Capital Notes due August 1, 1999....   59,960   59,951
     9.15% Notes due June 1, 1996.............................   10,000   10,000
     8.68% Notes due January 31, 1997.........................    9,997    9,996
     8.67% Notes due March 20, 1997...........................    9,997    9,995
     8.375% Subordinated Notes due May 15, 2002...............   99,678   99,635
                                                               -------- --------
       Total.................................................. $214,632 $189,577
                                                               ======== ========

  All of the notes other than the 10.375% Subordinated Capital Notes and the 8.375% Subordinated Notes are senior indebtedness. There is no provision in any of the Notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of the Corporation.

  The 5.77% Medium term bank notes mature September 1, 1995 with interest payable semiannually and are not redeemable prior to maturity.

  The 10.375% Subordinated Capital Notes mature August 1, 1999 with interest payable semiannually and at maturity and will be exchanged for Common Stock of the Corporation having a fair value equal to the principal amount of the Notes, except to the extent that the Corporation, at its option, elects to pay in cash the principal amount of the Notes, in whole or in part, from amounts representing proceeds of other issuances of securities qualifying as capital, designated for such purpose.

  The 9.15% Notes mature June 1, 1996 with interest payable semiannually and are not redeemable except under certain conditions. The notes contain various financial covenants, including tangible net worth requirements and the maintenance of indebtedness ratios. The Corporation was in compliance with the financial covenants at December 31, 1994.

  The 8.68% Notes mature January 31, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.67% Notes mature March 20, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.375% Subordinated Notes mature May 15, 2002, with interest payable semiannually and are not redeemable prior to maturity.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

  The Corporation sponsors three defined benefit pension plans. The largest plan covers substantially all employees of the Corporation and its subsidiaries; the two smaller plans provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels. Net periodic pension costs totaled $12,002,000 in 1994, $10,209,000 in 1993, and $6,204,000 in 1992.

  Effective January 1, 1994, the Corporation implemented a change in the methodology used to determine the amortization of unrecognized actuarial gains and losses to be included in current period pension costs. Prior to 1994, the Corporation amortized all actuarial gains and losses over a period of ten years, the estimated remaining service period of active employees who are expected to receive benefits under the Corporation's pension plan. In 1994, the Corporation, in compliance with the provisions of Statement of Financial Accounting Standards No. 87, elected to amortize these gains and losses only to the extent that they exceed ten percent of (a) the projected benefit obligation or (b) the fair market value of plan assets, whichever is greater. This change in methodology was implemented to reduce the volatility of the Corporation's pension expense from year to year due to the dramatic swings in interest rates used to set the annual discount rate. This change in accounting methodology reduced pension expense by approximately $933,000 in 1994. Prior year pension costs have not been restated.

  Effective January 1, 1994, the Corporation also changed its actuarial assumptions regarding the increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation from 5.5% to 4.5%. The 4.5% increase in compensation levels reflects the Corporation's actual experience during 1994. Future compensation increases are not expected to exceed 4.5% over the next five years.

  The following tables set forth the combined financial status of the plans for 1994 and 1993, and the composition of net periodic pension costs for 1994, 1993 and 1992.

                                                                 DECEMBER 31
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
     Accumulated benefit obligation:
       Vested................................................ $ 75,826 $ 90,999
       Non vested............................................    3,138    3,292
                                                              -------- --------
         Total............................................... $ 78,964 $ 94,291
                                                              ======== ========
     Projected benefit obligation............................ $107,522 $136,627
     Plan assets at fair value (primarily marketable securi-
      ties)..................................................   87,372   88,288
                                                              -------- --------
         Unfunded status..................................... $ 20,150 $ 48,339
                                                              ======== ========

                                              DECEMBER 31,
                          ----------------------------------------------------------
                                     1994                          1993
                          ----------------------------  ----------------------------
                           FUNDED   UNFUNDED             FUNDED   UNFUNDED
                            PLAN     PLANS     TOTAL      PLAN     PLANS     TOTAL
                          --------  --------  --------  --------  --------  --------
                                             (IN THOUSANDS)
Unrecognized net transi-
 tion asset (liability).  $  6,881  $   (597) $  6,284  $  8,293  $   (697) $  7,596
Unrecognized prior serv-
 ice costs..............     2,359    (2,696)     (337)    2,599    (3,432)     (833)
Unrecognized net loss...   (25,969)   (2,004)  (27,973)  (37,966)   (9,254)  (47,220)
Prepaid (accrued) pen-
 sion costs.............     7,372    (5,496)    1,876       993    (8,875)   (7,882)
                          --------  --------  --------  --------  --------  --------
  Unfunded status.......  $ (9,357) $(10,793) $(20,150) $(26,081) $(22,258) $(48,339)
                          ========  ========  ========  ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
     Net periodic pension costs:
       Service cost................................. $  6,709  $ 6,098  $ 4,878
       Interest cost................................    8,519    8,151    6,816
       Return on assets.............................    3,194   (9,489)  (3,812)
       Net amortization and deferral................  (10,854)   5,449   (1,678)
       Settlement expense...........................    4,434      --       --
                                                     --------  -------  -------
         Total...................................... $ 12,002  $10,209  $ 6,204
                                                     ========  =======  =======

  Included in accrued pension costs and netted against retained earnings in 1994, 1993 and 1992 are accruals of $634,000, $2,078,000, and $1,005,000, respectively. The adjustments were made to reflect the excess of the unfunded accumulated benefit obligation (the excess of the accumulated benefit obligations over the fair value of plan assets) over the existing unrecognized prior service costs for one of the supplemental plans.

  The 1994 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.89% and 4.50%, respectively. The expected long-term rate of return on assets was 9.25% in 1994. For 1993, the rates were 6.68%, 5.50% and 8.00%, respectively.

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

  In 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected to amortize the transition obligation of $19.8 million on a straight-line basis over a period of twenty years. Postretirement benefit costs totaled $3.8 million in 1994 and $3.7 million in 1993. Postretirement benefit costs for 1992 were recorded on a cash basis and represented the cost of annual insurance premiums which were approximately $749,000.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table sets forth the plan's funded status and amounts recognized in the Corporation's Consolidated Statements of Condition.

                               DECEMBER 31, 1994             DECEMBER 31, 1993
                          ----------------------------  ----------------------------
                                      LIFE                          LIFE
                          MEDICAL   INSURANCE  TOTAL    MEDICAL   INSURANCE  TOTAL
                          --------  --------- --------  --------  --------- --------
                                              (IN THOUSANDS)
Accumulated
 Postretirement Benefit
 Obligation:
  Retirees..............  $ (8,495)  $(1,360) $ (9,855) $ (8,212)  $(1,333) $ (9,545)
  Dependents of retirees
   eligible for bene-
   fits.................    (3,100)      --     (3,100)   (3,156)      --     (3,156)
  Active employees fully
   eligible for bene-
   fits.................      (478)     (120)     (598)     (695)     (123)     (818)
  Active employees not
   eligible for bene-
   fits.................    (8,911)     (702)   (9,613)   (8,527)   (1,144)   (9,671)
                          --------   -------  --------  --------   -------  --------
Accumulated
 postretirement benefit
 obligation.............   (20,984)   (2,182)  (23,166)  (20,590)   (2,600)  (23,190)
Plan assets at fair val-
 ue.....................       --        --        --        --        --        --
                          --------   -------  --------  --------   -------  --------
Accumulated
 postretirement benefit
 obligation in excess of
 plan assets............   (20,984)   (2,182)  (23,166)  (20,590)   (2,600)  (23,190)
Unrecognized prior serv-
 ice cost...............       --        --        --        --        --        --
Unrecognized net (gain)
 loss...................      (126)     (144)     (270)    1,231       409     1,640
Unrecognized transition
 obligation.............    15,836     2,026    17,862    16,715     2,139    18,854
                          --------   -------  --------  --------   -------  --------
Net postretirement bene-
 fit liability included
 in other liabilities...  $ (5,274)  $  (300) $ (5,574) $ (2,644)  $   (52) $ (2,696)
                          ========   =======  ========  ========   =======  ========

  The assumptions used in developing the present value of the postretirement benefit obligation are as follows:

                                                                    1994   1993
                                                                   ------ ------
       Rate of return on plan assets..............................    N/A    N/A
       General inflation..........................................  4.50%  4.50%
       Weighted average discount rate.............................  8.50%  7.75%
       Weighted average rate of compensation increase.............  4.50%  5.50%
       Rate of increase in health care costs initial.............. 13.50% 13.50%
       Rate of increase in health care costs ultimate.............  5.50%  5.50%

  The resulting net periodic postretirement benefit costs consist of the following components:

                                  DECEMBER 31, 1994        DECEMBER 31, 1993
                               ------------------------ ------------------------
                                         LIFE                     LIFE
                               MEDICAL INSURANCE TOTAL  MEDICAL INSURANCE TOTAL
                               ------- --------- ------ ------- --------- ------
                                                (IN THOUSANDS)
Service cost.................. $1,031    $ 69    $1,100 $1,046    $ 86    $1,132
Interest cost.................  1,570     175     1,745  1,410     181     1,591
Amortization of unrecognized
 transition obligation........    879     113       992    879     113       992
                               ------    ----    ------ ------    ----    ------
  Net periodic postretirement
   benefit costs.............. $3,480    $357    $3,837 $3,335    $380    $3,715
                               ======    ====    ====== ======    ====    ======

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits is 13.2% for 1994 and is assumed to decrease gradually to 5.3% in the year 2005 after which the trend increases 0.01% per year. This health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
accumulated post retirement benefit obligation at December 31, 1994 by $1,655,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1994 by $133,000.

  Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was effective January 1, 1994, however the impact on the Corporation was not material.

11. OTHER INCOME AND OTHER OPERATING EXPENSES

  The following table summarizes the more significant elements of these accounts for the three years ended December 31, 1994:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
     Other income:
       Customer service fees........................ $  9,593 $  9,923 $  8,613
       Security sales and fees......................    7,405    8,710    9,038
       Other........................................   35,329   29,537   21,117
                                                     -------- -------- --------
         Total...................................... $ 52,327 $ 48,170 $ 38,768
                                                     ======== ======== ========
     Other operating expenses:
       Professional fees............................ $ 16,742 $ 13,152 $  8,627
       Regulatory fees and insurance................   16,155   16,006   16,330
       Advertising and public relations.............   15,967   12,302   10,412
       External processing fees.....................   15,418   17,351   17,892
       Postage and communications...................   13,661   13,238   12,379
       Lending and collection.......................   11,716   13,409   11,208
       Other real estate expense....................      368    6,757    9,349
       Other........................................   34,293   38,556   34,841
                                                     -------- -------- --------
         Total...................................... $124,320 $130,771 $121,038
                                                     ======== ======== ========

12. INCOME TAXES

  As discussed in Note 1, the Corporation adopted SFAS No. 109 in 1993 retroactive to January 1, 1990. The cumulative effect of this change was to decrease retained earnings as of December 31, 1990 by $5.2 million. There was no effect on net income, effective tax rates or components of income tax expense for any periods subsequent to December 31, 1990.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following is an analysis of income tax amounts included in the consolidated statements of condition at December 31, 1994 and 1993:

                                                                   DECEMBER 31
                                                                  --------------
                                                                   1994   1993
                                                                  ------ -------
                                                                  (IN THOUSANDS)
        Federal income taxes currently payable..................  $5,102 $ 4,393
        State income taxes currently payable....................     493   3,210
        Deferred Federal and State income tax liability.........     229  15,474

  The components of income tax expense for the three years ended December 31, 1994 are as follows:

                                    YEARS ENDED DECEMBER
                                             31,
                                   -------------------------
                                    1994     1993     1992
                                   -------  -------  -------
                                       (IN THOUSANDS)
     Taxes currently payable:
       Federal...................  $36,496  $55,041  $26,449
       Foreign...................      342      333      553
       State.....................    4,051    9,435    5,940
                                   -------  -------  -------
         Total taxes currently
          payable................   40,889   64,809   32,942
                                   -------  -------  -------
     Deferred income taxes:
       Federal...................   15,170   (2,648)  13,819
       State.....................    3,229      671    2,444
                                   -------  -------  -------
         Total deferred income
          taxes..................   18,399   (1,977)  16,263
                                   -------  -------  -------
     Total income tax expense....  $59,288  $62,832  $49,205
                                   =======  =======  =======

  Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1994 follows:

                                    YEARS ENDED DECEMBER
                                             31,
                                   -------------------------
                                    1994     1993     1992
                                   -------  -------  -------
     Percent of pre-tax income:
       Statutory Federal income
        tax rate.................    35.00%   35.00%   34.00%
     Increase (decrease) in tax
      rate resulting from:
       Tax-exempt income.........    (3.85)   (4.09)   (5.25)
       State income taxes, net of
        Federal benefits.........     2.78     3.72     3.90
       Other, net................     0.86     0.93     2.08
                                   -------  -------  -------
     Effective tax rate..........    34.79%   35.56%   34.73%
                                   =======  =======  =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                              DECEMBER 31
                                                          --------------------
                                                            1994       1993
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     Deferred tax assets:
       Bad debt.......................................... $  76,171  $  75,109
       Deferred compensation.............................    13,012     12,962
       Income on loans...................................     4,140      6,327
       Unrealized losses on investment securities
        available-for-sale...............................    16,025        --
       Other.............................................     7,796      7,522
                                                          ---------  ---------
         Total gross deferred tax assets.................   117,144    101,920
                                                          ---------  ---------
     Deferred tax liabilities:
       Leases............................................  (106,738)   (89,981)
       Depreciation......................................    (1,696)    (4,659)
       Unrealized gains on investment securities
        available-for-sale...............................       --     (17,018)
       Debt and securities sales.........................    (6,925)       --
       Other.............................................    (2,014)    (5,736)
                                                          ---------  ---------
         Total gross deferred tax liabilities............  (117,373)  (117,394)
                                                          ---------  ---------
         Net deferred tax liability...................... $    (229) $ (15,474)
                                                          =========  =========

  Federal income tax returns have been examined by the Internal Revenue Service through December 31, 1989 and adequate provision has been made for all liabilities for Federal and other income taxes as of December 31, 1994. The composition of the 1994 income tax liability and provision between current and deferred portions is subject to final determination based on the 1994 consolidated Federal income tax return.

13. LEASE COMMITMENTS

  The Corporation occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $17,196,000 in 1994, $16,469,000 in 1993, and $17,471,000
in 1992. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $3,978,000 in 1994, $2,731,000 in 1993, and $2,525,000 in 1992. The following is a summary of the annual noncancellable long-term commitments, net of subleases:

                                           (IN THOUSANDS)
            1995..........................    $16,384
            1996..........................     15,003
            1997..........................     10,609
            1998..........................      6,380
            1999..........................      5,216
            2000-2004.....................     21,499
            2005-and beyond...............     22,993

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1994.

14. REGULATORY REQUIREMENTS AND RESTRICTIONS

  The payment of dividends to the Corporation by subsidiary banks is subject to various Federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the amount available for dividends without the prior approval of the Comptroller of the Currency was $103.7 million at January 1, 1995.

  The Federal Reserve Act limits extensions of credit that can be made from the Banks to any affiliate (with certain exceptions), including the Parent Company. Loans to any one affiliate may not exceed 10% of a bank subsidiary's capital and surplus and loans to all affiliates cannot exceed 20% of such bank subsidiary's capital and surplus. Additionally, all loans must be collateralized and must have terms comparable to those with unaffiliated companies.

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1994 and 1993 were $53,755,000 and $57,564,000, respectively.

15. TRADING AND DERIVATIVE FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

 Trading Instruments

  The Corporation maintains active trading positions in a variety of financial derivatives including foreign exchange and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and foreign exchange options. Many of these positions are a result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of the Corporation's derivative and foreign exchange traders. The managers and traders involved in financial derivatives have the technical expertise to trade these products. The active involvement of the Corporation's traders in these markets allows the Corporation to offer competitive pricing to customers and the expertise necessary to advise the Corporation's asset/liability managers on the proper timing and execution of hedging strategies for the Corporation's balance sheet.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Net Trading Income

  The following table summarizes the Corporation's net trading income by category of instrument. Net trading income is included in the income statement as a component of other noninterest income.

                                                1994
                                           --------------
                                           (IN THOUSANDS)
            Interest rate contracts:
              Interest rate swaps.........    $ 2,382
              Futures.....................        504
              Interest rate caps and
               floors.....................         69
              Swaptions...................         13
              Options.....................         10
              Securities..................     (1,749)
                                              -------
                                                1,229
                                              -------
            Foreign exchange contracts:
              Spot and forward contracts..      2,001
              Futures.....................        457
              Options.....................     (1,534)
              Miscellaneous...............         13
                                              -------
                                                  937
                                              -------
                Total net trading income..    $ 2,166
                                              =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Nature and Terms of Trading Instruments

  The following table presents the notional amounts and fair values of the classes of trading instruments at December 31, 1994 and 1993 as well as the average fair values during 1994. The fair value in a receivable position for interest rate swaps and forwards and the fair value of the interest rate caps and floors and options held represent the credit exposure at December 31, 1994 and 1993.

                                                           FAIR VALUES
                                                     -------------------------
                                   NOTIONAL AMOUNTS   DECEMBER 31,
                                   ----------------- ----------------   1994
                                     1994     1993    1994     1993    AVERAGE
                                   -------- -------- -------  -------  -------
                                                (IN THOUSANDS)
Interest rate contracts:
  Interest rate swaps............. $433,743 $391,059
    In a receivable position......                   $ 7,053  $ 6,297  $ 3,151
    In a payable position.........                    (4,732)  (5,529)  (1,917)
  Interest rate caps and floors...  364,195   45,565
    Interest rate caps and floors
     held.........................                     2,899       99      689
    Interest rate caps and floors
     written......................                    (2,925)    (102)    (700)
  Forwards and futures............   62,000  165,178
    In a favorable position.......                        32      --       --
    In an unfavorable position....                       (86)     (10)     --
Foreign exchange contracts:
  Options.........................  425,410  212,990
    Options held..................                     1,558    1,645    1,544
    Options written...............                    (1,711)  (1,097)  (1,134)
  Forwards and futures............  346,937  175,333
    In a favorable position.......                     1,138       43      856
    In an unfavorable position....                      (846)    (200)    (106)
Securities:
  Commitments to purchase.........   16,148    6,500     --       --       --
  Commitments to sell.............   16,343    8,749     --       --       --

  The classes of trading instruments disclosed in the preceding table are identified and described in the following sections, including a discussion of notional amounts, credit exposure, and market risk.

  Notional amounts represent the underlying amounts that the instruments are based upon and do not represent the amounts exchanged by the parties to the instruments. In addition, these amounts do not measure the Corporation's exposure to credit or market risks. Credit risk is the risk of loss in the event a counterparty to a transaction defaults or fails to perform under the terms of the contract. The Corporation's credit risk exposure is represented by the instruments detailed above with a positive fair value. The Corporation would incur a loss if it was necessary to replace these instruments due to counterparty default. The Corporation minimizes the credit risk of these instruments through adherence to credit approvals, risk control limits, and monitoring procedures. Market risk is the risk of decline in the value of the contract arising from adverse movements in price, index, or rate of the instrument underlying the contract. Exposure to market risk is managed in accordance with the Corporation's approved risk limits and by entering into offsetting positions. In addition, trading systems are in place which measure risks and profitability associated with trading positions as market movements occur.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Interest Rate Contracts

  Interest rate swaps--These instruments represent contracts between two parties to exchange interest payments on a specified principal amount, referred to as the notional principal, for a specified period. Trading interest rate swap activity arises when the Corporation takes a fixed or floating rate position in a swap or when the Corporation acts as an intermediary in arranging interest rate swap transactions for customers and becomes a principal in the exchange of interest payments between the parties. Cash settlement on interest rate swaps occurs on a monthly, quarterly, or semiannual basis as specified in each interest rate swap contract.

  Interest rate caps and floors--These instruments are option-like contracts that require the writer to pay the purchaser at specified future dates, the amount, if any by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes. Interest caps and floors written do not expose the Corporation to credit risk, since the obligation to perform, if required, is on the Corporation.

  Forwards and Futures--These instruments are contracts giving the holder the right to purchase or sell a financial instrument at a future date for a specified amount. Futures are traded on regulated exchanges. The credit risk of futures contracts is limited by daily cash settlement of the net change in value of open contracts with the exchange on which the contracts are traded. Forwards are not traded on regulated exchanges and expose the Corporation to credit risk as daily cash settlements are not required.

  Options--These instruments are contracts that grant the purchaser the right to either purchase from or sell to the writer a specified financial instrument under agreed terms in exchange for a premium payment. Options written do not expose the Corporation to credit risk since the obligation to perform, if required, is on the Corporation.

 Foreign Exchange Contracts

  Options--These instruments are contracts conveying to the purchaser the right, but not the obligation, to buy or sell an agreed amount of currency at a specified exchange rate on or before a designated future date. The option writer receives a premium for bearing the risk of unfavorable exchange rate changes. Options written do not expose the Corporation to credit risk since the obligation to perform, if required, is on the Corporation. At December 31, 1994, these contracts were principally denominated in Japanese yen.

  Forwards and Futures--These instruments are contracts to purchase or sell currencies at a specified exchange rate on a future date. Futures are traded on regulated exchanges. The credit risk of futures is limited by daily cash settlement of the net change in value of open contracts with the exchange on which the contracts are traded. Forwards are not traded on regulated exchanges and expose the Corporation to credit risk as daily cash settlements are not required. At December 31, 1994, these contracts were principally denominated in deutschemarks, Japanese yen, and pounds sterling.

 Risk Management Instruments

  Derivative financial instruments are an integral part of the Corporation's risk management process. Derivatives allow the Corporation to modify the repricing or maturity characteristics of assets and liabilities in a cost-efficient manner. This flexibility helps the Corporation to achieve liquidity, capital, and interest rate risk objectives.

  Derivatives fluctuate in value as interest rates rise or fall just as on-balance sheet assets and liabilities fluctuate in value. Derivatives are used to modify the characteristics of assets or liabilities to which they are designated as well as to provide basis risk protection.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  For example, the Corporation utilizes interest rate swaps to convert fixed rate assets to floating rate assets or vice versa. When the Corporation uses swaps to match/fund fixed rate term loans to customers, the Corporation is converting the fixed rate loans to floating rate loans that better match the floating rate deposits received from core customers.

  Interest rate swaps also are used to convert floating rate liabilities to fixed rate liabilities or vice versa. Interest rate swaps designated to certain liabilities are used to extend the period over which the Corporation's short-term deposits reprice thus locking in fixed rates. This offers protection against liabilities repricing faster than assets during periods of rising interest rates. Interest rate swaps sold as liability hedges are used to adjust fixed rate long-term deposits to floating rate deposits. The Corporation receives a fixed rate on this type of swap that offsets the fixed rate paid on the term deposits thus converting the deposits to a floating rate. By issuing long-term deposits, the Corporation increases its overall liquidity. Customer demand for long-term deposits is primarily fixed rate. Interest rate swaps allow the Corporation to swap fixed rate liabilities for floating rate liabilities when appropriate for interest rate sensitivity purposes.

  The Corporation also utilizes interest rate swaps to extend the period over which floating rate assets (e.g. prime rate loans) reprice thus locking in a fixed rate. This strategy is used to reduce the asset sensitivity of the balance sheet or to better match maturities of assets or liabilities. Basis swaps are sometimes utilized to protect the interest rate spread between assets and liabilities that are repriced based on different indexes. Prime rate loans are often funded by liabilities that reset off of a CD index, treasury index, or LIBOR. Basis swaps lock in the spread between different indexes during the life of the swaps. These swaps transfer the basis risk to third parties willing to assume the risk and allow the Corporation to lock in interest rate spreads between certain assets and liabilities.

  To achieve its asset/liability management objectives, the Corporation uses a combination of derivatives, particularly interest rate swaps, interest rate caps and floors, and options. The nature of the instruments and the significance of notional and credit exposure amounts are the same as described in the preceding section on Trading Instruments. Credit risk and market risk factors are also similar. The appropriateness of entering into derivative instruments for risk management purposes is a function of the current or desired interest rate sensitivity of the Corporation and is limited by interest rate risk policies approved by the Corporation's Board of Directors.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table presents the notional and fair value amounts for the risk management instruments entered into by the Corporation at December 31, 1994 and 1993 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at December 31, 1994. The unrealized gross gains for the various classes of instruments represent the credit exposure at December 31, 1994 and 1993.

                                              1994        1994
                                            WEIGHTED    WEIGHTED           ESTIMATED
                           NOTIONAL AMOUNT  AVERAGE   AVERAGE RATE         FAIR VALUE
                          ----------------- MATURITY -----------------   ---------------
                            1994     1993   IN YEARS RECEIVE    PAY       1994     1993
                          -------- -------- -------- --------- -------   -------  ------
                                           (DOLLARS IN THOUSANDS)
DESIGNATED TO ASSETS
INTEREST RATE SWAPS SOLD
Convert floating rate to
 fixed rate.............  $175,000 $    --    1.44      6.11%     6.17%  $(3,917) $  --
                                                                         -------  ------
Carrying amount (2).....                                                  11,155     --
Unrealized gross gains..                                                     --      --
Unrealized gross losses.                                                 (15,072)    --
INTEREST RATE SWAPS
 PURCHASED
Convert fixed rate to
 floating rate..........    40,450   10,500   5.48      5.65      6.32     2,735    (708)
                                                                         -------  ------
Carrying amount (2).....                                                    (195)    --
Unrealized gross gains..                                                   2,930     --
Unrealized gross losses.                                                     --     (708)
INTEREST RATE SWAPS
 PURCHASED FORWARD
Convert fixed rate to
 floating rate..........    12,657      --    5.01       --      5.98(1)     961     --
                                                                         -------  ------
Unrealized gross gains..                                                     961     --
Unrealized gross losses.                                                     --      --
DESIGNATED TO
 LIABILITIES
INTEREST RATE SWAPS SOLD
Convert fixed rate to
 floating rate..........   139,000  103,000   2.60      7.66      6.06    (2,149)  5,556
                                                                         -------  ------
Unrealized gross gains..                                                     746   5,556
Unrealized gross losses.                                                  (2,895)    --
INTEREST RATE SWAPS
 PURCHASED
Convert floating rate to
 fixed rate.............   435,500  125,000   0.51      5.78      5.24     3,224  (2,259)
                                                                         -------  ------
Unrealized gross gains..                                                   3,311     --
Unrealized gross losses.                                                     (87) (2,259)
INTEREST RATE CAPS
 PURCHASED
Convert floating rate to
 fixed rate.............   271,000  215,000   2.48     Cap--13.50%(3)        --      --
                                                                         -------  ------
Carrying amount (2).....                                                      70     --
Unrealized gross gains..                                                     --      --
Unrealized gross losses.                                                     (70)    --
INTEREST RATE FLOOR SOLD
Convert fixed rate to
 floating rate..........       --    50,000    --        --        --        --     (120)
                                                                         -------  ------
Unrealized gross gains..                                                     --      --
Unrealized gross losses.                                                     --     (120)
CALL OPTIONS PURCHASED..    12,261      --    2.33       --        --        --      --
                                                                         -------  ------
Carrying amount (2).....                                                   1,005     --
Unrealized gross gains..                                                     --      --
Unrealized gross losses.                                                  (1,005)    --
BASIS SWAP
Convert floating rate to
 different index........    30,000      --    4.19      5.18      6.11    (2,439)    --
                                                                         -------  ------
Unrealized gross gains..                                                     --      --
Unrealized gross losses.                                                  (2,439)    --

--------
(1) Represents a forward pay rate.
(2) Carrying amounts represent deferred losses on the early termination of interest rate swaps sold, $11,155,000; deferred fees on the redesignation of an interest rate swap purchased, ($195,000); deferred premiums on interest rate caps purchased, $70,000; and deferred premiums on call options purchased, $1,005,000.
(3) Pays interest if interest rates exceed 13.50%.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at December 31, 1994.

                                           1 YEAR     1-5      5-10     TOTAL
                                          OR LESS    YEARS     YEARS    YEARS
                                          --------  --------  -------  --------
                                                (DOLLARS IN THOUSANDS)
   DESIGNATED TO ASSETS
   Notional amounts...................... $    --   $190,000  $38,107  $228,107
   Weighted average receive rate.........      --       6.08%    5.63%     6.00%
   Estimated fair value..................      --     (2,431)   2,210      (221)
   DESIGNATED TO LIABILITIES
   Notional amounts......................  452,669   405,092      --    857,761
   Weighted average receive rate.........     6.08%     6.82%     --       6.43%
   Estimated fair value..................    2,983    (1,908)     --      1,075
   BASIS SWAPS
   Notional amounts......................      --     30,000      --     30,000
   Weighted average receive rate.........      --       5.18%     --       5.18%
   Estimated fair value..................      --     (2,439)     --     (2,439)

  The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the year ended December 31, 1994.

                               DESIGNATED TO DESIGNATED TO  BASIS
                                  ASSETS      LIABILITIES   SWAPS    TOTAL
                               ------------- ------------- ------- ----------
                                               (IN THOUSANDS)
   Balance at beginning of
    year......................   $  10,500     $ 493,000   $   --  $  503,500
   Additions..................     428,107       652,354    30,000  1,110,461
   Maturities/amortizations...         --       (298,093)      --    (298,093)
   Terminations...............    (200,000)          --        --    (200,000)
   Redesignations.............     (10,500)       10,500       --         --
                                 ---------     ---------   ------- ----------
   Balance at December 31,
    1994......................   $ 228,107     $ 857,761   $30,000 $1,115,868
                                 =========     =========   ======= ==========

  Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $11.1 million as of December 31, 1994. These losses are scheduled to be amortized into income in the following periods: $3.4 million in 1995, $3.4 million in 1996, $3.4 million in 1997, and $858,000 in 1998.

  As of December 31, 1994, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income increased $2.6 million and gross interest expense decreased $1.1 million, which resulted in a $3.7 million increase in net interest income.

 Hedges of Anticipated Transactions

  The Corporation's mortgage banking subsidiary obtains both mandatory and optional commitments to deliver securitized mortgages and whole mortgage loans. These commitments hedge the risk associated with residential mortgages held-for-sale and firm and anticipated commitments to originate mortgage loans which are expected to settle within six months. At December 31, 1994 and 1993, residential mortgages held-for-sale,

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
residential mortgage firm and anticipated commitments, and offsetting commitments to deliver residential mortgages are as follows:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1994     1993
                                                               ------- --------
                                                                (IN THOUSANDS)
   Residential mortgages held-for-sale........................ $75,366 $206,791
   Commitments to originate mortgage loans:
     Firm commitments.........................................  19,056   38,431
     Anticipated commitments..................................  58,625   93,741
   Mandatory commitments to deliver:
     Securitized mortgages....................................  72,150  214,530
     Whole mortgage loans.....................................  72,379   75,716
   Optional commitments to deliver:
     Securitized mortgages....................................     --    22,000
     Whole mortgage loans.....................................     --    16,000

  The net fair values of the residential mortgages held-for-sale, firm and anticipated commitments to originate mortgage loans, and the related commitments to deliver residential mortgage loans were $76.1 million and $211.3 million, respectively, at December 31, 1994 and 1993.

 Credit-related Instruments

  Financial instruments whose contract amounts represent potential credit risk at December 31, 1994 and 1993 are shown below:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Commitments to extend credit:
     Commercial.......................................... $1,923,207 $1,778,765
     Real estate.........................................    110,321    172,363
     Retail..............................................    545,879    531,104
     Bankcard............................................  2,809,928  2,114,002
     Leases receivable...................................     14,907      9,005
     Foreign.............................................    172,388    234,524
                                                          ---------- ----------
       Total commitments to extend credit................  5,576,630  4,839,763
                                                          ---------- ----------
   Letters of credit:
     Commercial..........................................     52,423     70,561
     Standby-financial...................................    188,656    203,220
     Standby-performance.................................    247,963    222,271
     Standby-other confirmed.............................     26,431        --
                                                          ---------- ----------
       Total letters of credit...........................    515,473    496,052
                                                          ---------- ----------
   Securities lent.......................................    123,603    147,153
   Loans sold with recourse..............................     38,202     51,983

  Commitments to extend credit--The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers' meeting and satisfying other conditions at the time of loan funding. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Commercial letters of credit--Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller in accordance with its terms. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a current exposure if the customer defaults on the underlying transaction.

  Standby letters of credit--A standby letter of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both types of letters of credit is essentially the same as that involved in extending loan facilities to customers.

  Securities lent--These instruments represent securities owned by the Corporation or its customers which are lent to third parties. The contract amount represents potential credit risk. However, the Corporation obtains collateral, with a fair value exceeding 100 percent of the contract amount, for all securities lent which is used to indemnify the Corporation and customers against possible losses resulting from third party defaults.

  Loans sold with recourse--These loans are sold to a party with an agreement that the Corporation agrees to reimburse the purchaser for losses resulting from the purchased loans.

 Concentrations of Credit Risk

  The majority of the Corporation's loan activity is with customers within the Baltimore/Washington marketplace which encompasses all of Maryland, Washington, D.C., Northern Virginia, and Southern Pennsylvania and as such its performance will be influenced by the economy of this region. The loan portfolio is diversified with no single industry or customer comprising more than 6.3% of the total portfolio.

 Securitized Assets

  The Corporation's subsidiaries have securitized and sold manufactured housing receivables and credit card receivables with outstanding balances totaling $338.9 million and $382.4 million at December 31, 1994 and 1993, respectively. The Corporation's subsidiaries continue to receive servicing fees to service these receivables. These fees are comprised of the financial spread less estimated credit losses. Credit recourse is generally limited to future servicing income and certain balances maintained in trust for the benefit of investors. No gains or losses were recorded in connection with the sales. At December 31, 1994 and 1993, respectively, $173.9 million and $217.4 million in manufactured housing receivables were serviced by outside parties for a fixed fee under subservicing agreements.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Contingent Liabilities

  The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of management, based on its review with counsel of these matters to date, disposition of all matters will not materially affect the consolidated financial position or results of operations of the Corporation and its subsidiaries.

16. RELATED PARTY TRANSACTIONS

  Following the termination of the Corporation's Long Term Incentive Plan on March 21, 1989, the Corporation adopted its 1989 Long-Term Incentive Plan and Trust (the "1989 Plan"). The 1989 Plan provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of Allied Irish ("Common Stock") (or the equivalent thereof in Common Stock ADRs) and 200,000 Non-Cumulative Preference Share ADRs of Allied Irish ("Preferred Stock") (together the "Restricted Stock"). An ADR, American depository receipt is a negotiable certificate issued by a U. S. Bank for shares of stock of a foreign corporation entitling the shareholder to all dividends and capital gains of the foreign corporation. Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and held in trust under the 1989 Plan until the expiration of the relevant restriction period. During 1994, 1993, 1991 and 1989, awards were made under the 1989 Plan aggregating the equivalent of 342,156, 2,035,680, 1,986,954 and 1,834,700 shares of Common Stock and 11,886,
57,470, 70,361 and 50,704 shares of Preferred Stock, respectively. Expenses relative to this plan totaled $3,055,000, $4,051,000 and $2,942,000 in 1994,
1993 and 1992, respectively. The awards are subject to a restriction period of at least three years.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

  The following methods and assumptions were used by the Corporation in estimating the fair value for its financial instruments as defined by SFAS No. 107.

  CASH AND DUE FROM BANKS: The carrying amount approximates fair value.

  MONEY MARKET INVESTMENTS: The carrying amount approximates fair value.

  INVESTMENT SECURITIES: Fair values are based on published market prices or dealer quotes.

  LOANS HELD-FOR-SALE: Market quotes are used to estimate the value of loans held-for-sale which are primarily residential mortgages unless there is a firm commitment to sell the loans in which case the commitment price is used.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  LOANS: For credit card and equity line receivables with short-term or variable characteristics, the total receivables outstanding approximate fair value. This amount excludes any value related to the account relationship. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate and adjusting for an appropriate spread to cover credit risk and operating costs.

  INTEREST RECEIVABLE AND INTEREST PAYABLE: The carrying amount approximates fair value.

  NONINTEREST BEARING DEPOSITS: The fair value of these instruments, by the SFAS No. 107 definition is the amount payable on demand at the reporting date.

  INTEREST BEARING DEPOSITS: The fair value of demand deposits, savings accounts and money market deposits with no defined maturity, by SFAS No. 107 definition, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be made.

  FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, AND OTHER SHORT-TERM BORROWINGS: For these short-term instruments, the carrying amount approximates fair value.

  LONG-TERM DEBT: For these instruments, fair value is based on dealer quotes, where available, and on estimates made by discounting the future cash flows using the current rates at which similar borrowings could be made.

  COMMITMENTS TO EXTEND CREDIT, STANDBY AND COMMERCIAL LETTERS OF CREDIT: The fair value of loan commitments and letters of credit, both commercial and standby, with the exception of residential mortgage loan commitments, is assumed to equal the carrying value which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms. Market quotes are used to estimate the value of residential loan commitments.

  FOREIGN EXCHANGE CONTRACTS: The fair value of foreign exchange contracts represents the net asset or liability of the Corporation, since these contracts are revalued on a monthly basis.

  INTEREST RATE CONTRACTS: The fair value of these instruments is the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates, volatility factors and, when appropriate, the credit worthiness of the counterparties.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The estimated fair values of the Corporation's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                          1994                   1993
                                  ---------------------  ----------------------
                                   CARRYING     FAIR      CARRYING      FAIR
                                    AMOUNT     VALUE       AMOUNT      VALUE
                                  ---------- ----------  ----------  ----------
                                                (IN THOUSANDS)
   ASSETS:
   Cash and due from banks......  $  554,878 $  554,878  $  630,731  $  630,731
   Money market investments.....     374,799    374,799     196,573     196,573
   Investment securities........   2,360,976  2,293,194   3,016,547   3,038,361
   Loans held-for-sale..........      75,366     75,798     269,222     272,481
   Loans (a)....................   5,024,557  5,110,119   4,789,198   4,984,400
   Interest receivable..........      61,479     61,479      55,828      55,828
   LIABILITIES:
   Noninterest bearing deposits.   1,766,648  1,766,648   1,914,452   1,914,452
   Interest bearing deposits....   4,866,898  4,843,674   4,859,705   4,873,670
   Funds sold and securities
    sold under agreements to
    repurchase..................     519,772    519,772     748,266     748,266
   Other borrowed funds, short-
    term........................     541,507    541,507     645,369     645,369
   Long-term debt...............     214,632    220,712     189,577     208,792
   Interest payable.............      30,075     30,075      30,422      30,422
   OFF-BALANCE SHEET ASSETS (LI-
    ABILITIES):
   Interest rate swap agree-
    ments.......................      13,281        736         806       3,357
   Interest rate caps and
    floors......................          44        (26)        (11)       (123)
   Interest rate forwards and
    futures.....................         --         (54)       (268)        (10)
   Interest rate options........       1,005        --          --          --
   Foreign exchange forwards and
    futures.....................         287        292        (157)       (157)
   Foreign exchange options.....         --         --        2,406         548

--------
(a) As required by SFAS No. 107, leases receivable with a carrying value totaling $243,310 and $208,517 at December 31, 1994 and 1993, respectively, are excluded. The carrying values are net of the allowance for loan losses and related unearned income.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

18. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  Following is condensed financial information of First Maryland Bancorp (parent company only):

                         CONDENSED STATEMENTS OF INCOME
                             FIRST MARYLAND BANCORP

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994     1993      1992
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
   INCOME:
   Dividends from subsidiaries:
     Bank subsidiaries............................  $ 51,200 $ 44,500  $106,968
     Nonbank subsidiaries.........................    11,050    6,554     3,823
   Interest income from subsidiaries:
     Bank subsidiaries............................    15,639    8,784     6,641
     Nonbank subsidiaries.........................     9,787   11,753    14,379
     Other interest and dividend income...........    18,564    9,697     9,203
   Other income...................................     7,585    7,261     4,356
                                                    -------- --------  --------
       Total income...............................   113,825   88,549   145,370
                                                    -------- --------  --------
   EXPENSES:
   Interest expense, short term debt..............    16,727   12,513    17,164
   Interest expense, long term debt...............    17,309   17,312    15,850
   Other expenses.................................     5,733    7,344     5,513
                                                    -------- --------  --------
       Total expenses.............................    39,769   37,169    38,527
                                                    -------- --------  --------
   INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
    NET INCOME OF SUBSIDIARIES....................    74,056   51,380   106,843
   Income tax expense (credit)....................     3,586     (222)   (1,512)
                                                    -------- --------  --------
   INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
    INCOME OF SUBSIDIARIES........................    70,470   51,602   108,355
   Equity in undistributed net income of subsidi-
    aries.........................................    40,670   62,266   (15,882)
                                                    -------- --------  --------
   NET INCOME.....................................  $111,140 $113,868  $ 92,473
                                                    ======== ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION
                             FIRST MARYLAND BANCORP

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   ASSETS
   Cash and due from banks............................... $      115 $    9,845
   Interest bearing deposits in other banks..............    577,228    443,777
   Securities purchased under agreements to resell.......     37,000         58
   Investment securities available-for-sale..............     32,767     33,291
   Investment securities held-to-maturity................      8,232      8,507
   Investment in subsidiaries:
     Bank subsidiaries...................................    676,796    674,873
     Nonbank subsidiaries................................     32,746     42,754
   Loans and advances to subsidiaries:
     Bank subsidiaries...................................     76,000     76,000
     Nonbank subsidiaries................................    156,289    316,448
   Loans, net of unearned income.........................      2,252        --
   Premises and equipment................................      4,101      4,120
   Other assets..........................................     34,736     40,455
                                                          ---------- ----------
       Total assets...................................... $1,638,262 $1,650,128
                                                          ========== ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term debt....................................... $  402,539 $  463,682
   Long-term debt........................................    189,632    189,577
   Other liabilities.....................................     22,067     20,075
                                                          ---------- ----------
       Total liabilities.................................    614,238    673,334
                                                          ---------- ----------
   Stockholders' equity..................................  1,024,024    976,794
                                                          ---------- ----------
       Total liabilities and stockholders' equity........ $1,638,262 $1,650,128
                                                          ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             FIRST MARYLAND BANCORP

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   OPERATING ACTIVITIES
   Income before undistributed net income of sub-
    sidiaries....................................  $ 70,470  $ 51,602  $108,355
   Adjustments to reconcile net income to net
    cash provided by operating activities........        98     1,508     7,188
                                                   --------  --------  --------
     Net cash provided by operating activities...    70,568    53,110   115,543
                                                   --------  --------  --------
   INVESTING ACTIVITIES
   Proceeds from sales of investment securities
    available-for-sale...........................     7,126       --        --
   Proceeds from sales of investment securities
    held-to-maturity.............................       --      2,100     1,556
   Proceeds from paydowns and maturities of in-
    vestment securities available-for-sale.......     5,866       --        --
   Proceeds from paydowns and maturities of in-
    vestment securities held-to-maturity.........     3,105     3,000       452
   Purchases of investment securities available-
    for-sale.....................................   (10,970)      --        --
   Purchases of investment securities held-to-ma-
    turity.......................................    (2,828)   (9,572)  (12,364)
   Net increase in short-term investments........   (36,942)       (8)      --
   Loans originated by the parent company........    (2,252)      --        --
   Investment in subsidiaries....................    (1,850)  (10,686)     (702)
   Net decrease (increase) in loans to subsidiar-
    ies, short-term..............................   160,159   (67,284)  (46,057)
   Long-term loans to subsidiaries...............       --        --    (41,000)
   Principal collected on long-term loans to sub-
    sidiaries....................................       --        875   110,825
   Purchase of restricted stock for compensation
    plan.........................................    (1,704)   (4,809)   (2,553)
   Purchases of premises and equipment...........        (7)     (120)      --
   Proceeds from sales of premises and equipment.       383       175       --
   Other, net....................................     4,650    (3,194)   (3,881)
                                                   --------  --------  --------
     Net cash provided by (used for) investing
      activities.................................   124,736   (89,523)    6,276
                                                   --------  --------  --------
   FINANCING ACTIVITIES
   Net (decrease) increase in short-term
    borrowings...................................   (61,143)   73,808  (143,134)
   Proceeds from the issuance of long-term debt..       --        --     99,564
   Principal payment on long-term debt...........       --        --    (50,825)
   Proceeds from the issuance of preferred stock.       --    144,803       --
   Cash dividends paid...........................   (10,440)      --        --
                                                   --------  --------  --------
     Net cash (used for) provided by financing
      activities.................................   (71,583)  218,611   (94,395)
                                                   --------  --------  --------
   Increase in cash and cash equivalents(1)......   123,721   182,198    27,424
   Cash and cash equivalents at beginning of
    year.........................................   453,622   271,424   244,000
                                                   --------  --------  --------
   Cash and cash equivalents at December 31,.....  $577,343  $453,622  $271,424
                                                   ========  ========  ========

--------
(1) Cash and cash equivalents include those amounts under the captions "Cash and due from banks" and "Interest bearing deposits in other banks" on the condensed statements of condition. There were no unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method for the three years ended December 31, 1994.

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

  The audit committee of the Board of Directors, comprised solely of outside directors, meets at least quarterly with the independent public accountants, management and internal auditors to review accounting, auditing and financial reporting matters. The independent public accountants and internal auditors each meet privately with the committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statements of condition of First Maryland Bancorp and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Maryland Bancorp and Subsidiaries at December 31, 1994 and 1993 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 10, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" effective in 1993.

                                          KPMG Peat Marwick LLP

Baltimore, Maryland
February 13, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

  Items 10-13 of this Annual Report will be filed by amendment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements: See Item 8.

    2. Financial Statement Schedules: None.

    3. Exhibits:

      (3.1) Articles of Incorporation and Bylaws. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Form SE containing Exhibits to the Corporation's Registration Statement on Form S-1 filed March 13,
            1992.)
      (3.2) Articles Supplementary creating the 7.875% Noncumulative Preferred
            Stock, Series A (Incorporated by reference to Exhibit 3 of the
            Corporation's Registration Statement on Form S-3 filed November 16,
            1993, File No. 33-51065.)
      (4.1) The Corporation agrees to furnish to the Securities and Exchange
            Commission upon request a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.
      (4.2) Form of Preferred Stock Certificate (Incorporated by reference to
            Exhibit 4 of the Corporation's Registration Statement on Form S-3 filed November 16, 1993, File
            No. 33-51065.)
      (10) Material contracts. (Incorporated by reference to Exhibits 10.1 through 10.19 to the Form SE containing Exhibits to the Corporation's Registration Statement on Form S-1 filed March 13,
            1992.)
      (24)  Power of Attorney.

  (b) Reports on Form 8-K

    A report on Form 8-K was filed on December 13, 1994 to report the change in the registrant's independent accountant after the completion of the current audit for the year ended December 31, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Maryland Bancorp

                                                   /s/ Frank P. Bramble
                                          By __________________________________
                                             (FRANK P. BRAMBLE, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Frank P. Bramble            President and Chief     March 27, 1995
-------------------------------------    Executive Officer
         (FRANK P. BRAMBLE)

PRINCIPAL FINANCIAL OFFICER:

       /s/ Robert W. Schaefer           Executive Vice          March 27, 1995
-------------------------------------    President
        (ROBERT W. SCHAEFER)

PRINCIPAL ACCOUNTING OFFICER:

         /s/ James A. Smith             Senior Vice             March 27, 1995
-------------------------------------    President
          (JAMES A. SMITH)

MAJORITY OF THE BOARD OF DIRECTORS:

Frank P. Bramble, Benjamin L. Brown, Jeremiah E. Casey, J. Owen Cole, Edward A. Crooke, John F. Dealy, Mathias J. DeVito, Rhoda M. Dorsey, Jerome W. Geckle, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Kevin J. Kelly, Henry J. Knott, Jr., Thomas P. Mulcahy, William M. Passano, Jr., Robert
I. Schattner and Brian V. Wilson.

       /s/ Robert W. Schaefer           Attorney-in-Fact        March 27, 1995
By __________________________________
        (ROBERT W. SCHAEFER)