Form 10-K405/A
period 1994-12-31
FIRST MARYLAND BANCORP
filed 1995-03-28
CIK 36510

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                 FORM 10-K/A-1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1994
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-7273
                               ----------------

                 [LOGO OF FIRST MARYLAND BANCORP APPEARS HERE]

             (Exact name of registrant as specified in its charter)

             MARYLAND                                 52-0981378
   (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or                       Identification No.)
           organization)

      FIRST MARYLAND BUILDING
      25 SOUTH CHARLES STREET
        BALTIMORE, MARYLAND                                21201
(Address of principal executive offices)              (zip code)

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

                                Yes  X    No
                                    ---      ----
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

  Frank P. Bramble is 46 years old and has served as a director of the Corporation and of First National since April 1994. He is President and Chief Executive Officer of the Corporation and of The First National Bank of Maryland ("First National"). He was previously President and Chief Executive Officer of MNC Financial and Chairman of NationsBank of Maryland.

  Benjamin L. Brown is 65 years old and has served as a director of the Corporation and First National, a wholly-owned subsidiary of the Corporation, since 1990. Mr. Brown is an attorney and retired January 1995 as General Counsel and Executive Director of the National Institute of Municipal Law Officers.

  Jeremiah E. Casey is 55 years old and has served as a director of the Corporation since 1983 and of First National since 1985. He is Chairman of the Corporation and First National, and since 1989 has been Chief Executive, USA of Allied Irish Banks, p.l.c. ("AIB"), the parent of the Corporation, and has been a director since 1992. Mr. Casey is also a director of The Rouse Company, a real estate development, management and ownership company ("The Rouse Company").

  J. Owen Cole is 65 years old and has served as a director of the Corporation since 1974 and of First National since 1968. Mr. Cole was Chairman of the Board of the Corporation and of First National until 1987. He is a director and, as of January 1, 1995, Chairman of the Board of Blue Cross/Blue Shield of Maryland, Inc. Mr. Cole is also a director of Baltimore Gas & Electric Company, a public utility company ("BG&E").

  Edward A. Crooke is 56 years old and has served as a director of the Corporation and of First National since 1985. He has been President and Chief Operating Officer of BG&E since 1992, prior to which he was President--Utility Operations, and he has been a director of BG&E since 1988.

  John F. Dealy is 55 years old and has served as a director of the Corporation and of First National since 1981. He is Distinguished Professor of the Georgetown University School of Business and Senior Counsel to the law firm of Shaw, Pittman, Potts and Trowbridge.

  Mathias J. DeVito is 64 years old and has served as a director of the Corporation and of First National since 1974. He retired as Chief Executive Officer of The Rouse Company in February 1995 but continues to serve as its Chairman of the Board. He is also a director of USAir Group, Inc.

  Rhoda M. Dorsey is 67 years old and has served as a director of the Corporation and of First National since 1975. She is President Emeritus of Goucher College. She is also a director of Bell Atlantic Maryland.

  Jerome W. Geckle is 65 years old and has served as a director of the Corporation and of First National since 1975. He retired as Chairman of the Board of PHH Corporation in 1989, prior to which he was Chairman and Chief Executive Officer. He is also a director of BG&E.

  Frank A. Gunther, Jr. is 63 years old and has served as a director of the Corporation and of First National since 1976. He is the retired Chairman of the Board and President of Albert Gunther Inc., a contract hardware and industrial mill supply company.

  Curran W. Harvey, Jr. is 66 years old and has served as a director of the Corporation and of First National since 1985. He is General Partner of Spectra Enterprise Associates and a Special Partner of New Enterprise Associates, each venture capital limited partnerships.

  Margaret M. Heckler is 63 years old and has served as a director of the Corporation since 1989. She is a practicing attorney in Washington, D.C. and was U.S. Ambassador to Ireland from 1985 to 1989.

  Kevin J. Kelly is 53 years old and has served as a director of the Corporation since 1991. He has been Group Financial Director and a director of AIB since 1991, prior to which he was Managing Partner of Coopers & Lybrand, Administrator of PMPA Insurance Company and Group Chief Executive of Agra Group.

  Henry J. Knott is 56 years old and has served as a director of the Corporation and of First National since 1981. He is Chairman and Chief Executive Officer of Real Estate Resource Management, Inc., a real estate management company.

  Thomas P. Mulcahy is 53 years old and has served as a director of the Corporation since 1993. He was elected Group Chief Executive of AIB commencing January 1, 1994, prior to which he was Group General Manager of AIB's Capital Markets Division. He has been a director of AIB since 1990.

  William M. Passano, Jr. is 66 years old and has served as a director of the Corporation and of First National since 1974. He retired as Chief Executive Officer of Waverly Inc., a publisher of medical books and periodicals, in April 1991, but continues to serve as Chairman and a director.

  Robert I. Schattner is 69 years old and has served as a director of the Corporation and of First National since 1977. He is President of The R. Schattner Foundation for Medical Research and President and Chief Executive Officer of Sporicidin International, a company engaged in research and development of Hospital disinfectant products.

  Brian V. Wilson is 48 years old and has served as a director of the Corporation since January 1994. He was appointed Director of Strategic Development for AIB in 1994 and has served as Group General Manager of AIB's Ireland Division since 1989 and a director of AIB since 1990.

EXECUTIVE OFFICERS

  The following persons are the executive officers of the Corporation. Except for Messrs. Evans, Fatzinger, Maddox and Fitzsimmons, each was elected to serve for a one year term. Messrs. Evans, Fatzinger, Maddox and Fitzsimmons were elected to serve until the organizational meeting of the Board of Directors following the 1995 annual meeting of the Corporation's stockholder. There are no arrangements or understandings between any named executive officer and any other person pursuant to which he or she was or is to be elected as an executive officer.

                                                                 YEAR ELECTED
  NAME AND POSITION                                        AGE EXECUTIVE OFFICER
  -----------------                                        --- -----------------
Jeremiah E. Casey.........................................  55       1985
 Chairman of the Board
Frank P. Bramble..........................................  46       1994
 President and Chief Executive Officer
David M. Cronin...........................................  45       1989
 Executive Vice President and Treasurer
Frederick W. Meier, Jr. ..................................  51       1984
 Executive Vice President
Robert W. Schaefer........................................  61       1973
 Executive Vice President
Harry E. Berry............................................  49       1994
 Executive Vice President
Jerome W. Evans...........................................  48       1994
 Executive Vice President
Walter R. Fatzinger, Jr. .................................  52       1994
 Executive Vice President
Brian M. Leeney...........................................  45       1994
 Executive Vice President
Jeffrey D. Maddox ........................................  40       1994
 Executive Vice President
Richard H. White..........................................  48       1994
 Executive Vice President
Thomas D. Fitzsimmons ....................................  38       1994
 Senior Vice President
Joan M. Gillespie ........................................  42       1994
 Senior Vice President
Andrew D. Hiduke .........................................  47       1994
 Senior Vice President
Brian L. King ............................................  49       1994
 Senior Vice President
James A. Smith ...........................................  47       1994
 Senior Vice President

  The Corporation registered its Common Stock (all of which is owned by AIB) under Section 12(g) of the Securities Exchange Act of 1934 (the "Act") in May 1993, which made the Corporation subject to Section 16 of said Act and required the filing by each director and officer of a Form 3 (Initial Statement of Beneficial Ownership of Securities). To the Corporation's knowledge all reports required by Section 16 of the Act were timely filed and all transactions of insiders in the Corporation's preferred stock were timely reported.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the annual and long-term compensation of each of the Corporation's Chief Executive Officers, who served in that capacity during 1994, the four other most highly compensated executive officers who served as executive officers as of December 31, 1994 for services to the Corporation in all capacities during each of the three years ended December 31, 1994:

                                                              LONG TERM
                                ANNUAL COMPENSATION         COMPENSATION
                               --------------------- ---------------------------
                                                     RESTRICTED
                                                        STOCK       ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR SALARY  BONUS(1) AWARD(S)(2) COMPENSATION(3)
 ---------------------------   ---- ------- -------- ----------- ---------------
 Jeremiah E. Casey...........  1994 584,000     -0-        -0-         33,158
  Chairman                     1993 584,000 394,200    525,000         29,208
                               1992 553,500 373,700        -0-         34,313
 Frank P. Bramble, Sr.(4)....  1994 337,500     -0-    500,000         36,977
  President and CEO
 Charles W. Cole.............  1994 293,304     -0-        -0-      2,120,358
  President and CEO            1993 584,000 394,200    525,000         38,378
  (Retired 4/30/94)            1992 553,500 373,700        -0-         48,245
 David M. Cronin.............  1994 274,000     -0-        -0-         15,400
  Executive Vice President     1993 262,200 137,700    220,000         13,885
  and Treasurer                1992 248,500 130,500        -0-         15,116
 Frederick W. Meier, Jr. ....  1994 311,800     -0-        -0-         20,850
  Executive Vice President     1993 298,350 156,600    250,000         18,535
                               1992 282,750 148,500        -0-         20,832
 Robert W. Schaefer..........  1994 302,200     -0-        -0-         36,596
  Executive Vice President     1993 289,100 151,800    245,000         33,361
                               1992 274,000 143,900        -0-         42,092

- --------
(1) Bonuses are earned in the year specified and paid in the following year, except that the 1993 bonus was paid in 1993 at the election of each executive officer.
(2) This column shows the market value of awards of AIB restricted stock on the date of grant. Restrictions on the stock lapse in equal amounts on the third, fourth and fifth anniversaries of each respective grant. Dividends are paid on restricted stock in the same manner and amount as paid on the same unrestricted securities. Number and values of restricted stock holdings at December 31, 1994 were as follows:

                                                        NUMBER AND VALUE OF
                                                        AIB RESTRICTED STOCK
                                                    ----------------------------
     NAME                                           ORDINARY ADRS PREFERRED ADRS
     ----                                           ------------- --------------
   Jeremiah E. Casey...............................     39,182          7,298
                                                      $989,346       $195,222
   Frank P. Bramble................................     17,877          3,636
                                                      $451,394        $97,263
   David M. Cronin.................................     15,963          2,960
                                                      $403,066        $79,180
   Frederick W. Meier, Jr. ........................     18,250          3,390
                                                      $460,813        $90,683
   Robert W. Schaefer..............................     17,867          3,317
                                                      $451,142        $88,730

(3) Consists of (a) the value of split-dollar life insurance premiums paid pursuant to the Corporation's Executive Life Insurance Program of $28,537.57, $36,976.75, $37,533.32, $10,780.19, $16,229.50 and $31,975.74
    during 1994 for Messrs. Casey, Bramble, Cole, Cronin, Meier and Schaefer respectively, (b) matching contributions under the Corporation's Thrift Plan of $4,620 for Messrs. Casey, Cole, Cronin, Meier and Schaefer, (c) cash payments (other than with respect to defined benefit plan entitlements) made upon retirement to Mr. Cole ($967,232); (d) the value of the removal of the restrictions from Mr. Cole's restricted stock holdings ($1,073,163); and (e) the imputed value of Mr. Cole's automobile and other property transferred to him upon retirement ($37,810). The Corporation has changed its reporting of split dollar life insurance premiums. The disclosure is based on the assumption that the portion of the premium paid by the Corporation is an interest free loan to the earliest possible date the premium can be refunded to the executive. The Corporation has restated the reported amounts of such premiums for 1992 and 1993 based on this methodology.
(4) Mr. Bramble was elected President and CEO on April 1, 1994. In the two years prior to that time, Mr. Bramble was not employed by the Corporation.

  The Corporation has not issued any options or SARs to any of the named executive officers during the three years ended December 31, 1994, and there are no options or SARs currently outstanding.

PENSION PLANS

  The following table shows the estimated annual pension benefits payable to a covered employee at age 65 under the Corporation's qualified defined benefit pension plan, non-qualified supplemental pension plan and U.S. social security benefits.

      ANNUAL RETIREMENT BENEFIT AT AGE 65 WITH YEARS OF SERVICE INDICATED

                                                                                      25 YEARS
        REMUNERATION            15 YEARS                   20 YEARS                   OR MORE
        ------------            --------                   --------                   --------
            400,000             200,000                    220,000                    280,000
            600,000             300,000                    330,000                    420,000
            800,000             400,000                    440,000                    560,000
          1,000,000             500,000                    550,000                    700,000
          1,200,000             600,000                    660,000                    840,000

  A participant's remuneration covered by the pension plans is average total compensation (salary, bonus and all other compensation other than compensation attributable to restricted stock awards) for the three calendar years during the last ten years of the participant's career for which the average is the highest. The estimated years of service for each of the named executive officers (except Mr. Cronin who does not participate in the non-qualified supplemental plan) is as follows: Mr. Casey, 37 years; Mr. Bramble, 9 months; Mr. Meier, 26 years; Mr. Schaefer, 44 years; Mr. Cole, 33 years (retired 04/30/94); Mr. Bramble is entitled to supplemental retirement benefits under an agreement substantially similar to the other participants which provides for a supplemental retirement benefit of 60% of the average of the highest three years of compensation during his career, offset by benefit payments under the Corporation's qualified defined benefit plan and social security benefits.

DIRECTOR COMPENSATION

  Each director who is not also an officer of the Corporation receives an annual retainer of $17,000 in cash or Common Stock ADRs having a value of $18,500, at the director's option, plus $1,100 for attendance at each meeting of the Board and $900 for attendance at meetings of committees of the Board. In addition, each committee chairperson receives an additional $300 per meeting, other than the chairperson of the Management and Compensation Committee, who receives an annual retainer of $6,500 in lieu of an additional fee per meeting.

EMPLOYMENT AGREEMENTS

  The employment agreements between the Corporation and First National and Messrs. Cole and Casey expired in June 1994.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Messrs. Crooke, DeVito, Geckle and Mulcahy served on the Corporation's Management and Compensation Committee during 1994. No member of the Compensation Committee was an officer or employee of the Corporation during 1994. Mr.Casey was Chairman of the Corporation and served as a director of The Rouse Company during 1994. Mr. DeVito served as Chairman and Chief Executive officer of The Rouse Company during 1994. The Rouse Company maintains various banking relationships with First National. In addition, First National has loans outstanding to, and leases certain facilities from, various affiliates of The Rouse Company. The aggregate amount payable during 1994 by First National to The Rouse Company under such leases was $491,897.75. All loans to The Rouse Company were made in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The terms of the leases from The Rouse Company are at least as favorable to First National as could be obtained elsewhere. Mr. Casey served on the Personnel Committee of The Rouse Company, which Committee has certain responsibilities relating to the compensation of executive officers of The Rouse Company.

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

  The following table sets forth the number of AIB Ordinary Shares (including such shares held in the form of AIB Ordinary ADRs but excluding directors' qualifying shares) and AIB Preferred Stock ADRs owned beneficially by each named executive officer and director of the Corporation and by all executive officers and directors as a group:

                                        ORDINARY SHARES    PREFERRED STOCK ADRS
                                     --------------------- ---------------------
                                               PERCENT OF            PERCENT OF
                                     NUMBER OF   SHARES    NUMBER OF   SHARES
                                      SHARES   OUTSTANDING  SHARES   OUTSTANDING
                                     --------- ----------- --------- -----------
EXECUTIVE OFFICERS(1)
Frank P. Bramble....................  106,993         (2)    3,636          (2)
Jeremiah E. Casey...................  463,750         (2)   16,801          (2)
David M. Cronin.....................  170,287         (2)    6,505          (2)
Frederick W. Meier, Jr. ............  112,620         (2)    8,309          (2)
Robert W. Schaefer..................  150,000         (2)    5,000          (2)
Charles W. Cole, Jr. ...............  430,550         (2)   12,801          (2)
DIRECTORS
Benjamin L. Brown...................      --       --          --        --
J. Owen Cole........................      --       --        1,000          (2)
Edward A. Crooke....................      --       --          --        --
John F. Dealy.......................      --       --          --        --
Mathias J. DeVito...................      --       --          --        --
Rhoda M. Dorsey.....................      --       --          --        --

                                    ORDINARY SHARES       PREFERRED STOCK ADRS
                                 ------------------------ ---------------------
                                              PERCENT OF            PERCENT OF
                                 NUMBER OF      SHARES    NUMBER OF   SHARES
                                  SHARES      OUTSTANDING  SHARES   OUTSTANDING
                                 ---------    ----------- --------- -----------
Jerome W. Geckle................       --         --          --        --
Frank A. Gunther, Jr. ..........       --         --          --        --
Curran W. Harvey, Jr. ..........       --         --          --        --
Margaret M. Heckler.............       --         --          --        --
Kevin J. Kelly..................   216,668(3)        (2)      --        --
Henry J. Knott..................       --         --          --        --
Thomas P. Mulcahy...............   295,371(3)        (2)      --        --
William M. Passano, Jr. ........       --         --          --        --
Robert I. Schattner.............    26,592           (2)      --        --
Brian V. Wilson.................   245,741(3)        (2)      --        --
All executive officers and
 directors as a group
 (23 persons)................... 2,218,572           (2)   54,052          (2)

- --------
(1) With respect to Messrs. Bramble, Casey, Cronin, Meier and Schaefer, includes holdings of restricted stock.
(2) Beneficial ownership does not exceed one percent of the shares of such class outstanding.
(3) Includes shares subject to presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Directors and officers of the Corporation, members of their immediate families and AIB and certain affiliates were customers of, and had transactions with, the Corporation, First National and other subsidiaries of the Corporation in the ordinary course of business during 1994. Similar transactions in the ordinary course of business may be expected to take place in the future.

  All loans to executive officers and directors and members of their immediate families and to Allied Irish and certain affiliates were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. Of the loans outstanding at December 31, 1994, none were contractually past due 90 days or more as to principal or interest and none were classified as nonaccrual, restructured or potential problem loans.

  Mathias J. DeVito, a director of the Corporation and of First National, served as Chairman of the Board and Chief Executive Officer of The Rouse Company during 1994, and Mr. Casey is a director of The Rouse Company. Transactions between the Corporation and The Rouse Company and their subsidiaries and affiliates are described under "Compensation Committee Interlocks and Insider Participation" above.

  In 1994, the law firm of Shaw, Pittman, Potts and Trowbridge, of which Mr. Dealy, a director of the Corporation and First National, is Senior Counsel, provided legal services to the Corporation.

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

Dated: March 28, 1995