Form 10-Q
period 1995-03-31
FIRST MARYLAND BANCORP
filed 1995-05-12
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED MARCH 31, 1995



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-15




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    16-29



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    30


                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three Months Ended
                                                                                   March 31,
                                                                           ---------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $121,461      $99,978
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................      20,170       23,761
     Interest on investment securities available-for-sale:
         Taxable.......................................................      12,372       13,929
         Tax-exempt....................................................       3,716        3,975
         Dividends.....................................................         290          231
     Interest on loans held-for-sale...................................       1,021        2,750
     Interest on money market investments..............................       8,136        6,107
                                                                           --------     --------
           Total interest and dividend income..........................     167,166      150,731
                                                                           --------     --------
     INTEREST EXPENSE
     Interest on deposits..............................................      47,006       40,357
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      17,851       13,381
     Interest on long-term debt........................................       4,688        4,327
                                                                           --------     --------
           Total interest expense......................................      69,545       58,065
                                                                           --------     --------

     NET INTEREST INCOME...............................................      97,621       92,666
     Provision for credit losses (note 5)..............................       4,000        8,999
                                                                           --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      93,621       83,667
                                                                           --------     --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      17,446       18,253
     Trust fees........................................................       5,099        5,138
     Bankcard charges and fees.........................................       4,246        4,378
     Servicing income from securitized assets, net.....................       4,146        5,476
     Mortgage banking income...........................................       4,010        3,313
     Securities gains, net.............................................         314       11,200
     Other income......................................................      11,355       10,029
                                                                           --------     --------
           Total noninterest income....................................      46,616       57,787
                                                                           --------     --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      40,962       38,908
     Other personnel costs.............................................      10,570       17,424
     Equipment costs...................................................       8,132        6,960
     Net occupancy costs...............................................       7,928        8,147
     Other operating expenses..........................................      28,850       30,186
                                                                           --------     --------
           Total noninterest expenses..................................      96,442      101,625
                                                                           --------     --------
     INCOME BEFORE INCOME TAXES........................................      43,795       39,829
     Income tax expense................................................      15,259       13,773
                                                                           --------     --------
     NET INCOME........................................................     $28,536      $26,056
                                                                           ========     ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                          March 31,  December 31,  March 31,
                                                                            1995         1994         1994
                                                                       ------------ ------------ ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $523,747     $554,878    $624,204
     Money market investments (note 2).................................     247,081      374,799   1,067,111
     Investment securities available-for-sale (note 3).................   1,031,165    1,022,709   1,145,338
     Investment securities held-to-maturity (note 3)...................   1,474,845    1,338,267   1,583,350
     Loans held-for-sale (at cost which approximates fair value).......      69,652       75,366     101,063
     Loans, net of unearned income of $102,429, $84,809
       and $69,649:
         Commercial....................................................   1,715,129    1,633,275   1,641,157
         Real estate,construction......................................     275,270      268,683     265,320
         Real estate,mortgage:
            Residential................................................     645,086      593,642     537,696
            Commercial.................................................     971,707      978,164     981,071
         Retail........................................................     997,499      984,403     875,258
         Bankcard......................................................     488,941      496,608     482,302
         Leases receivable.............................................     287,971      259,633     214,101
         Foreign.......................................................     275,713      244,483     258,939
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   5,657,316    5,458,891   5,255,844
         Allowance for credit losses (note 5)..........................    (189,428)    (191,024)   (199,805)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,467,888    5,267,867   5,056,039
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     103,198      102,157     100,981
     Due from customers on acceptances.................................      17,490       26,059      13,041
     Other assets......................................................     315,748      343,500     370,169
                                                                          ---------    ---------   ---------
                   Total assets........................................  $9,250,814   $9,105,602 $10,061,296
                                                                         ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,704,917   $1,766,648  $1,803,723
         Interest bearing deposits.....................................   4,808,156    4,786,592   4,826,047
     Interest bearing deposits in foreign banking office...............     113,491       80,306     121,317
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,626,564    6,633,546   6,751,087
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     627,710      519,772   1,059,576
     Other borrowed funds, short-term (note 8).........................     544,150      541,507     688,847
     Bank acceptances outstanding......................................      17,490       26,059      13,041
     Accrued taxes and other liabilities...............................     155,130      146,062     382,300
     Long-term debt (note 9)...........................................     214,646      214,632     189,590
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,185,690    8,081,578   9,084,441
                                                                          ---------    ---------   ---------

     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares................      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,127
          Retained earnings............................................     763,272      737,891     659,071
          Unrealized (losses) gains on investment securities available
            -for-sale (net of income (tax) benefits of $6,572,
            $16,024 and ($3,092))......................................     (11,250)     (26,969)      4,731
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,065,124    1,024,024     976,855
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity..........  $9,250,814   $9,105,602 $10,061,296
                                                                         ==========   ==========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                  Unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                                                                                  available-
                                              Preferred      Common       Capital     Retained    for-sale,
                                                Stock         Stock       Surplus     Earnings    net of tax    Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Three Months Ended March 31, 1994
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income.............................                                              26,056                  26,056
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Change in net cost not yet recognized
       as periodic pension expense..........                                              (1,158)                 (1,158)
     Adjustment of the unrealized gains on
       investment securities available-
       -for-sale, net of income tax
       benefits.............................                                                         (21,882)    (21,882)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1994..............      $30,000      $84,926     $198,127     $659,071      $4,731    $976,855
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Three Months Ended March 31, 1995
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              28,536                  28,536
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (200)                   (200)
     Adjustment of the unrealized losses
       on investment securities available-
       for-sale, net of income tax..........                                                          15,719      15,719
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1995..............      $30,000      $84,926     $198,176     $763,272    ($11,250) $1,065,124
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                              --------------------------------
                                                                                                      1995        1994
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $28,536     $26,056
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      4,000       8,999
         Depreciation and amortization...........................................................      7,790       7,992
         Deferred income tax expense.............................................................      3,114       1,689
         Net gain on the sale of assets..........................................................       (565)    (11,290)
         Net decrease in loans originated for sale...............................................      5,714     155,664
         Decrease in trading account securities..................................................         51      15,194
         Decrease (increase) in accrued interest receivable......................................      3,491      (1,991)
         Increase in accrued interest payable....................................................      3,091       2,029
         Other, net..............................................................................     16,553      20,831
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................     71,775     225,173
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................     35,275   1,163,618
       Proceeds from paydowns and maturities of investment securities available-for-sale.........     41,577      32,550
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........     66,860     131,961
       Purchases of investment securities available-for-sale.....................................    (59,884)   (944,691)
       Purchases of investment securities held-to-maturity.......................................   (204,131)     (7,191)
       Net decrease (increase) in short-term investments.........................................     35,803    (860,989)
       Net disbursements from lending activities of bank subsidiaries............................   (203,788)    (50,586)
       Principal collected on loans of nonbank subsidiaries......................................      6,701       8,380
       Loans originated by nonbank subsidiaries..................................................     (8,120)     (6,020)
       Principal payments received under leases..................................................      1,657         896
       Purchases of assets to be leased..........................................................     (1,777)        (80)
       Proceeds from other real estate transactions..............................................      1,990       1,417
       Proceeds from sales of premises and equipment.............................................        270         215
       Purchases of premises and equipment.......................................................     (6,350)     (5,103)
       Other, net................................................................................     (1,497)     (1,477)
                                                                                                   ---------   ---------
            Net cash used for investing activities...............................................   (295,414)   (537,100)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net decrease in deposits .................................................................     (6,982)    (23,070)
       Net increase in short-term borrowings.....................................................    110,581     354,788
       Cash dividends paid.......................................................................     (2,955)     (1,575)
                                                                                                   ---------   ---------
            Net cash provided by financing activities............................................    100,644     330,143
                                                                                                   ---------   ---------
     (Decrease) increase in cash and cash equivalents ...........................................   (122,995)     18,216
     Cash and cash equivalents at beginning of year..............................................    692,123     631,137
                                                                                                   ---------   ---------
     Cash and cash equivalents at March 31,......................................................   $569,128    $649,353
                                                                                                   =========   =========

     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................    $66,453     $56,036
       Income tax (credits) payments.............................................................     (7,267)      4,961
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................      7,957      11,957
       Transfers to other real estate............................................................      1,306          80

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

          The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made, and all such adjustments are of a normal recurring nature. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.




     2.  Money Market Investments

          Money market investments at March 31, 1995, December 31, 1994 and March 31, 1994 included the following:
                                                             March 31,  December 31,  March 31,
                                                               1995         1994         1994
                                                            ---------- -------------  ----------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............     $45,381     $137,245      $25,149
     Trading account securities...........................      56,559       56,610       38,143
     Federal funds sold...................................     127,225      154,800      550,000
     Securities purchased under agreements
       to resell..........................................      17,916       26,144      453,819
                                                              --------     --------     --------
           Total money market investments.................    $247,081     $374,799   $1,067,111
                                                              ========     ========   ==========


     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                                March 31, 1995          December 31, 1994          March 31, 1994
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   ---------  ----------
                                                                                          (in thousands)

     U.S. Treasury and U.S. Government agencies...........     $52,480      $50,830      $52,084     $48,716     $49,052     $48,499
     Mortgage-backed obligations of
        Federal agencies..................................     760,260      732,436      773,388     723,752     825,588     811,549
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      13,630       13,478       14,345      14,507      19,969      20,011
        Privately issued..................................       1,043        1,052        1,344       1,364       8,423       8,478
     Obligations of states and political
        subdivisions......................................     188,027      195,727      190,144     195,791     207,801     221,947
     Other investment securities..........................      33,547       37,642       34,397      38,579      26,682      34,854
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,048,987   $1,031,165   $1,065,702  $1,022,709  $1,137,515  $1,145,338
                                                            ==========   ==========   ==========  ==========  ==========  ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                                March 31, 1995          December 31, 1994          March 31, 1994
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ----------  ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $745,162     $725,345     $793,517    $756,456    $940,176    $936,491
     Mortgage-backed obligations of
        Federal agencies..................................     156,500      152,351      160,319     150,353     187,055     184,511
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     517,939      506,231      328,427     312,663     388,829     385,511
        Privately issued..................................      54,244       50,624       54,999      50,008      60,396      58,392
     Other investment securities..........................       1,000        1,000        1,005       1,005       6,894       6,894
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,474,845   $1,435,551   $1,338,267  $1,270,485  $1,583,350  $1,571,799
                                                            ==========   ==========   ==========  ==========  ==========  ==========


     4.  Impaired Loans

          The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. SFAS 114 and 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. SFAS 114 and 118 do not apply to larger groups of homogeneous loans that are collectively evaluated for impairment, leases, loans measured at fair value or lower of cost or fair value, or debt securities. A loan which meets the definition of impairment must be measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. The following table presents impaired loans by loan type and any related valuation allowance if the measure of the impaired loans is less than the recorded investment at March 31, 1995.

                                                                         Impaired      Impaired     Related
                                                               Total    Loans with    Loans with   Valuation
                                                             Impaired  No Valuation    Valuation   Allowance
                                                               Loans     Allowance     Allowance      (1)
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $10,415       $9,006       $1,409        $577
       Real estate, construction..........................       1,669          690          979         285
       Real estate mortgage, commercial...................      25,928       15,740       10,188       4,807
       Foreign............................................       1,500        1,500            -           -
                                                              --------     --------     --------    --------
             Total........................................      39,512       26,936       12,576       5,669
                                                              ========     ========     ========    ========


     Average recorded investment in impaired loans during
        the period........................................      42,340

     Interest income recognized during impairment.........       1,813

     Interest income recorded on a cash basis during
        impairment........................................       1,813

     (1)  Included in the allowance for credit losses discussed in Note 5.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)




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

                                                                       Three Months Ended March 31,
                                                                      -------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $191,024     $200,006
     Provision for credit losses.......................................       4,000        8,999
     Less: charge-offs, net of recoveries of $2,361 and $2,757.........      (5,596)      (9,200)
                                                                           --------     --------
     Balance at March 31...............................................    $189,428     $199,805
                                                                           ========     ========


     6.  Intangible Assets

          Intangible assets at March 31, 1995, December 31, 1994 and
     March 31, 1994 included the following:
                                                            March 31,   December 31,   March 31,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $30,664      $31,316      $32,732
     Premium on bankcard receivables......................      13,839       14,627       17,242
     Premium on deposits..................................       8,514        8,799        1,212
     Mortgage servicing rights............................       1,386        1,269          779
     Other................................................         733          842          877
                                                               -------      -------      -------
           Total intangible assets........................     $55,136      $56,853      $52,842
                                                               =======      =======      =======

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     7.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                       Three Months Ended March 31,
                                                                      -------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................      $4,185       $4,412
     Writedowns........................................................        (340)         (87)
                                                                             ------       ------
     Balance at March 31...............................................      $3,845       $4,325
                                                                             ======       ======


     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at March 31, 1995, December 31,
     1994 and March 31, 1994 included the following:
                                                            March 31,   December 31,   March 31,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $378,019     $402,539     $445,081
     Bank notes...........................................      55,000      130,000      240,000
     Federal funds purchased-term.........................      90,000            -         -
     Other................................................      21,131        8,968        3,766
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $544,150     $541,507     $688,847
                                                              ========     ========     ========


     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at March 31, 1995, December 31, 1994 and March 31, 1994 which is all unsecured:
                                                            March 31,   December 31,   March 31,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)

     5.77% Medium term bank notes due September 1, 1995...     $25,000      $25,000     $   -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,962       59,960       59,953
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,997        9,997        9,996
     8.67% Notes due March 20, 1997.......................       9,997        9,997        9,996
     8.375% Subordinated Notes due May 15, 2002...........      99,690       99,678       99,645
                                                              --------     --------     --------
           Total long-term debt...........................    $214,646     $214,632     $189,590
                                                              ========     ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments

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

          All trading activity is conducted within the risk limits approved by the Corporation's Board of Directors. Trading systems are in place which measure risks and profitability associated with derivative trading positions as market movements occur. An independent risk control unit monitors these risks. The results are reported daily and reviewed by the Corporation's Asset/Liability Committee and the Executive Committee of the Board of Directors on a monthly basis.


          The following table presents the notional amounts and fair values of the classes of trading instruments at March 31, 1995 as well as the average fair values for the three months ended March 31, 1995.

                                                                  Fair Values
                                                          ---------------------------
                                                                          Average
                                               Notional                 Three Months
                                                Amounts   End-of-Period    Ended
                                             ------------- ------------ -------------
                                                          (in thousands)
     Interest Rate Contracts

        Interest Rate Swaps                      $489,967
            In a receivable position                            $5,157       $6,254
            In a payable position                               (2,619)      (3,710)

        Interest Rate Caps/Floors                 397,695
            Interest rate caps/floors held                       1,989        2,287
            Interest rate caps/floors written                   (2,001)      (2,308)

        Futures                                   172,500
            In a favorable position                                 98            -
            In an unfavorable position                            (107)           -

     Foreign Exchange Contracts

        Options                                   163,656
            Options held                                         1,269          258
            Options written                                     (1,269)        (163)

        Forwards                                  544,098
            In a favorable position                              1,839        1,182
            In an unfavorable position                            (866)        (852)


     PAGE 12
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)

     Net Trading Income

          The following table summarizes the Corporation's net trading income by category of instrument.  Net trading income is included in the income statement as a component of other noninterest income.
                                                           Three Months
                                                              Ended
                                                          March 31, 1995
                                                          --------------
                                                          (in thousands)
              Interest rate contracts:
                       Interest rate swaps................        $108
                       Futures............................        (683)
                       Interest rate caps & floors........          32
                       Securities.........................         294
                                                               -------
                                                                  (249)
                                                               -------
              Foreign exchange contracts:
                  Spot and forward contracts..............      $1,794
                  Futures.................................        (158)
                  Options.................................        (651)
                  Miscellaneous...........................           4
                                                               -------
                                                                   989
                                                               -------
                        Total net trading income..........        $740
                                                               =======

     Risk Management Instruments

          Derivative financial instruments are an integral part of the Corporation's risk management process. Derivatives allow the Corporation to modify the repricing or maturity characteristics of assets and liabilities in a cost-efficient manner. This flexibility helps the Corporation to achieve liquidity, capital, and interest rate risk objectives.

          Derivatives fluctuate in value as interest rates rise or fall, just as on-balance sheet assets and liabilities fluctuate in value.
     Derivatives are used to modify the characteristics of assets or liabilities to which they are designated as well as to provide basis risk protection.

          For example, the Corporation utilizes interest rate swaps to convert fixed rate assets to floating rate assets or vice versa. When the Corporation uses swaps to match/fund fixed rate term loans to customers, the Corporation is converting the fixed rate loans to floating rate loans that better match the floating rate deposits received from core customers.

          Interest rate swaps also are used to convert floating rate liabilities to fixed rate liabilities or vice versa. Interest rate swaps designated to certain liabilities are used to extend the period over which the Corporation's short-term deposits reprice, thus locking in fixed rates. This offers protection against liabilities repricing faster than assets during periods of rising interest rates. Interest rate swaps sold as liability hedges are used to adjust fixed rate long-term deposits to floating rate deposits. The Corporation receives a fixed rate on this type of swap that offsets the fixed rate paid on the term deposits thus converting the deposits to a floating rate. By issuing long-term deposits, the Corporation increases its overall liquidity. Customer demand for long-term deposits is primarily fixed rate. Interest rate swaps allow the Corporation to swap fixed rate liabilities for floating rate liabilities when appropriate for interest rate sensitivity purposes.

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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at March 31, 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments.

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed rate         $175,000         1.19         6.11%        6.27%    ($1,239)
                                                                                                     --------
       Carrying amount (2)                                                                            10,297
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                       (11,536)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating rate           40,450         5.23         6.23         6.32       1,246
                                                                                                     --------
       Carrying amount (2)                                                                              (112)
       Unrealized gross gains                                                                          1,358
       Unrealized gross losses                                                                             -

     Interest rate swaps purchased forward
     -------------------------------------
     Convert fixed rate to floating rate           12,657         5.01            -      5.98 (1)        566
                                                                                                     --------
       Unrealized gross gains                                                                            566
       Unrealized gross losses                                                                             -

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating rate          164,000         2.13         7.54         6.31         674
                                                                                                     --------
       Unrealized gross gains                                                                          1,430
       Unrealized gross losses                                                                          (756)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed rate          335,500         0.41         6.32         5.71       1,023
                                                                                                     --------
       Unrealized gross gains                                                                          1,100
       Unrealized gross losses                                                                           (77)

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level            253,300         2.11          Cap - 13.50% (3)           -
                                                                                                     --------
       Carrying amount (2)                                                                                65
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                           (65)


     Call options purchased                        12,536         2.07            -            -           -
     ---------------------                                                                           --------
       Carrying amount (2)                                                                               974
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                          (974)


                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Basis swap
     ----------
     Convert floating rate to different
     index                                        $30,000         3.94         5.83%        6.11%    ($1,776)
                                                                                                     --------
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                        (1,776)


     (1)  Represents a forward pay rate.
     (2) Carrying amounts represent deferred losses on the early termination of interest rate swaps sold, $10,297,000; deferred fees on the redesignation of an interest rate swap purchased, ($112,000); deferred premiums on interest rate caps purchased, $65,000; and deferred premiums on call options purchased, $974,000.
     (3)  Pays interest if interest rates exceed 13.50%.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at March 31, 1995.


                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount                         $   -         $190,000      $38,107     $228,107
        Weighted average receive rate               -  %          6.12%        6.19%        6.13%
        Estimated fair value                        -             (271)         844          573


     Designated to Liabilities
     -------------------------
        Notional amount                          $402,944     $362,392     $   -        $765,336
        Weighted average receive rate                6.62%        7.13%        -  %         6.72%
        Estimated fair value                        1,326          371         -           1,697


     Basis Swap
     -----------
        Notional amount                         $   -          $30,000     $   -         $30,000
        Weighted average receive rate               -  %          5.83%        -  %         5.83%
        Estimated fair value                        -           (1,776)        -          (1,776)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the three months ended March 31, 1995.


                                            Designated to Designated to    Basis
                                                Assets     Liabilities     Swap          Total
                                            -------------  ------------  --------        -----
                                                                (in thousands)
     Balance at beginning of year...........     $228,107     $857,761      $30,000   $1,115,868
     Additions..............................        -           25,275        -           25,275
     Maturities/amortizations...............        -         (117,700)       -         (117,700)
                                                 --------     --------     --------   ----------
     Balance at March 31....................     $228,107     $765,336      $30,000   $1,023,443
                                                 ========     ========     ========   ==========

          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $10.3 million as of March 31, 1995. These losses are scheduled to be amortized into income in the following periods:
     $2.6 million in 1995, $3.4 million in 1996, $3.4 million in 1997, and $858,000 in 1998.

          As of March 31, 1995, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $940,000 and gross interest expense decreased $955,000 which resulted in a $15,000 increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the three months ended March 31, 1995 was $28.5 million compared to $26.1 million for the three months ended March 31, 1994. Return on average assets and return on average total equity were 1.24%
     and 11.02%, respectively, for the three months ended March 31, 1995 compared with 1.08% and 10.71% for the three months ended March 31, 1994.




     Table 1                Selected Quarterly Financial Information


                                                           1st Quarter  4th Quarter  3rd Quarter  2nd Quarter 1st Quarter
                                                               1995         1994         1994         1994        1994
                                                           -----------  -----------  ----------- ----------- -----------
                                                                             (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........     $99,954      $99,461      $96,858     $97,191     $95,293
        Tax equivalent adjustment.........................       2,333        2,393        2,519       2,617       2,627
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      97,621       97,068       94,339      94,574      92,666
        Provision for credit losses.......................       4,000        2,000        5,998       5,999       8,999
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      93,621       95,068       88,341      88,575      83,667
        Noninterest income................................      46,616       44,026       55,683      53,482      57,787
        Noninterest expenses..............................      96,442       95,640      100,677      98,259     101,625
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      43,795       43,454       43,347      43,798      39,829
        Income tax expense................................      15,259       14,967       14,820      15,728      13,773
                                                              --------     --------     --------    --------    --------
        Net income........................................     $28,536      $28,487      $28,527     $28,070     $26,056
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................   9,313,200    9,143,600    9,153,100   9,556,600   9,802,100
        Loans, net of unearned income.....................   5,519,700    5,391,700    5,326,700   5,240,800   5,203,200
        Deposits..........................................   6,600,900    6,573,500    6,530,900   6,743,800   6,695,500
        Long-term debt....................................     214,600      214,600      197,800     189,600     189,600
        Common stockholder's equity.......................     905,000      883,800      865,200     835,500     841,500
        Stockholders' equity..............................   1,049,800    1,028,600    1,010,000     980,300     986,300

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.24%        1.24%        1.24%       1.18%       1.08%
        Return on average total stockholders' equity......       11.02        10.99        11.21       11.49       10.71
        Return on average common stockholder's equity.....       11.46        11.46        11.73       12.06       11.13
        Average stockholders' equity to average total
          assets..........................................       11.27        11.25        11.04       10.26       10.06
        Capital to risk-adjusted assets:
          Tier 1..........................................       14.03        14.05        13.71       13.70       12.95
          Total...........................................       17.53        17.68        17.35       17.38       16.59
        Tier 1 leverage ratio.............................       11.15        11.05        10.75       10.12        9.60
        Net interest margin...............................        4.74         4.70         4.60        4.43        4.32
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.41         0.70         0.45        0.36        0.72
        Allowance for credit losses to period end loans,
          net of unearned income..........................        3.35         3.50         3.67        3.81        3.80
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        1.10         1.35         1.59        1.88        2.28

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the three months ended March 31, 1995 of $100.0 million increased $4.7 million (4.9%) when compared to net interest income of $95.3 million for the three months ended March 31, 1994. This increase was primarily due to higher yields on average earning assets partially offset by an increase in the interest rates paid on interest bearing liabilities. These positive rate variances were partially offset by a decline in average earning assets of $402.1 million, primarily resulting from a $446.4 million decrease in investment securities. In addition, interest bearing liabilities declined $442.6 million, resulting in a smaller average balance sheet relative to 1994. The net interest margin for the three months ended March 31, 1995 was 4.74%, compared to 4.32% for the three months ended March 31, 1994.


          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months ended March 31, 1995 and 1994 is presented in the following table.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                       Three Months ended March 31,
                                                 -----------------------------------------------------------------------
                                                                  1995                                  1994
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,419.0        $38.3         6.42%    $2,865.4       $44.0        6.23%
     Loans held-for-sale....................         48.4          1.0         8.56        152.6         2.8        7.49
     Loans, net of unearned income..........      5,519.7        122.0         8.97      5,203.2       100.5        7.84
     Other earning assets...................        563.8          8.2         5.85        731.8         6.1        3.38
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,550.9        169.5         8.04     $8,953.0       153.4        6.95
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,405.9         69.5         4.40      6,848.5        58.1        3.44
     Interest rate spread (2)...............                                   3.64                                 3.51
     Interest free sources utilized
       to fund earning assets...............      2,145.0                                2,104.5
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,550.9         69.5         3.30     $8,953.0        58.1        2.63
                                                 ========       ------                  ========      ------
     Net interest income....................                    $100.0                                 $95.3
                                                                ======                                ======
     Net interest margin (3)................                                   4.74%                                4.32%
                                                                               ====                                 ====

     (1)  Includes investment securities available-for-sale at amortized cost and investment securities held-to-maturity.
     (2)  Interest rate spread is the difference between the yield on average earning assets (tax equivalent basis)
          and the rate paid on average interest bearing liabilities.
     (3)  Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.


     Provision for Credit Losses

          The provision for credit losses for the first quarter of 1995 totaled $4.0 million compared to $9.0 million for the first quarter of 1994, a decrease of $5.0 million (55.6%). This decrease is primarily due to improved credit loss trends.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months ended March 31, 1995 and 1994.


     Table 3                     Noninterest Income
                                                    Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1995         1994     1995/1994
                                                  -------      -------   -----------
                                                        (dollars in thousands)
     Service charges on deposit accounts....      $17,446      $18,253        (4.4%)
     Trust fees.............................        5,099        5,138         (0.8)
     Bankcard charges and fees..............        4,246        4,378         (3.0)
     Servicing income from securitized
       assets, net..........................        4,146        5,476        (24.3)
     Mortgage banking income................        4,010        3,313         21.0
     Securities gains, net..................          314       11,200        (97.2)
     Other income:
       Security sales and fees..............        1,885        1,631         15.6
       Customer service fees................        1,753        2,398        (26.9)
       Other................................        7,717        6,000         28.6
                                                  -------      -------        -----
     Total other income.....................       11,355       10,029         13.2
                                                  -------      -------        -----
            Total noninterest income........      $46,616      $57,787        (19.3)
                                                  =======      =======      =======

          The Corporation's noninterest income for the first quarter of 1995 decreased $11.2 million (19.3%) when compared to the first quarter of 1994. Service charges on deposits decreased $807,000 (4.4%) due to lower service charges on business checking accounts, partially offset by higher NSF fees on personal checking accounts. Servicing income from securitized assets decreased $1.3 million (24.3%) as a result of lower levels of excess servicing income due to an increase in the interest rates paid to investors and the repricing of the Corporation's securitized bankcard receivables portfolio, partially offset by lower credit losses on the Corporation's securitized manufactured housing receivables portfolio. Mortgage banking income increased $697,000 (21.0%) due to increased gains on the sale of bulk servicing of $2.2 million partially offset by lower gains on the sale of flow-through servicing of $1.6 million. Securities gains of $314,000 were recorded in the first quarter of 1995 compared to $11.2 million in securities gains in the first quarter of 1994.
     Securities sales are discussed in detail under "Changes in Financial Position." Total other income increased $1.3 million (13.2%) due to $827,000 in nonaccrual fee and interest payments received on two loans which were previously paid off and a $388,000 increase in leasing residual gains.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Noninterest Expenses

          The following table presents the components of noninterest expense for the three months ended March 31, 1995 and 1994.


     Table 4                        Noninterest Expenses

                                                    Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1995         1994     1995/1994
                                                  -------      -------   -----------
                                                        (dollars in thousands)
     Salaries and wages.....................      $40,962      $38,908          5.3%
     Other personnel costs..................       10,570       17,424        (39.3)
     Equipment costs........................        8,132        6,960         16.8
     Net occupancy costs....................        7,928        8,147         (2.7)
     Other operating expenses:
       Advertising and public relations.....        4,795        3,612         32.8
       External processing fees.............        4,569        3,536         29.2
       Regulatory fees and insurance........        3,937        4,109         (4.2)
       Postage and communications...........        3,553        3,426          3.7
       Professional fees....................        1,922        3,555        (45.9)
       Lending and collection...............        1,891        3,104        (39.1)
       Other real estate expense............          117          (17)           -
       Other................................        8,066        8,861         (9.0)
                                                   ------       ------        -----
         Total other operating expenses.....       28,850       30,186         (4.4)
                                                   ------       ------        -----
             Total noninterest expenses.....      $96,442     $101,625         (5.1)
                                                  =======      =======      =======

          The Corporation's noninterest expenses for the first quarter of 1995 decreased $5.2 million (5.1%) when compared to the first quarter of 1994. Salaries and wages increased $2.1 million (5.3%) primarily due to a $1.9 million increase in regular salary expense. Other personnel costs decreased $6.9 million (39.3%) primarily due to a $4.5 million accrual for executive retirements in the first quarter of 1994. In addition, pension costs declined $1.4 million due to changes in actuarial assumptions and healthcare costs decreased $520,000. Equipment costs increased $1.2 million (16.8%) as a result of increases in depreciation expense and computer hardware and software maintenance expenses. Advertising and public relations expense increased $1.2 million (32.8%) primarily due to a first quarter 1995 bankcard solicitation. External processing fees increased $1.0 million (29.2%) as a result of increased transaction volumes. Professional fees decreased $1.6 million (45.9%) primarily due to a decline in consulting expenses associated with a trust system conversion and a corporate reengineering project of $566,000 and $353,000, respectively and a $356,000 decrease in legal fees. Lending and collection expenses decreased $1.2 million (39.1%) due to the payment of performance incentives to the subservicer of the Corporation's manufactured housing receivables in the first quarter of 1994 of $524,000 and a decline in legal fees for collection services of $439,000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale increased $8.5 million from December 31, 1994 to March 31, 1995.  In the first quarter of
     1995, $35.0 million in U. S. Treasury securities were sold, resulting in a gain of $312,000. Paydowns, maturities and/or calls on the available-for-sale securities totaled $41.6 million in the first three months of 1995. These decreases in the portfolio were partially offset by $59.9 million in purchases which included the following:  $38.2 million in U.S. Treasury securities, $9.2 million in mortgage-backed obligations of Federal agencies, $2.0 million in obligations of state and political subdivisions, $3.6 million in other debt securities and $6.9 million in equity securities. The fair value of the available-for-sale portfolio at March 31, 1995 was $17.8 million below the amortized cost compared to a fair value at December 31, 1994 which was $43.0 million below the amortized cost. This change in the fair value resulted in a $15.7 million adjustment (net of income tax) to the unrealized losses on available-for-sale securities which is included as a component of stockholders' equity. Table 5 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at March 31, 1995.

          Investment securities available-for-sale decreased $114.2 million from March 31, 1994 to March 31, 1995. Paydowns, maturities and/or calls totaled $156.3 million during this period and $61.6 million in securities were sold resulting in gains of $4.4 million. Partially offsetting these declines were securities purchases of $120.8 million. The fair value of the available-for-sale portfolio was $17.8 million below the amortized cost at March 31, 1995 compared to a fair value which was $7.8 million above the amortized cost at March 31, 1994.



          Held-to-Maturity Portfolio

          Investment securities held-to-maturity increased $136.6 million from December 31, 1994 to March 31, 1995. This increase is the result of $204.1 million in purchases in the first quarter of 1995 which included $200.6 million in collateralized mortgage obligations and $3.5 million in U.S. Treasury securities. These purchases were partially offset by $66.9 million in paydowns and/or maturities. The fair value of the held-to-maturity portfolio at March 31, 1995 was $39.3 million below the amortized cost. Table 6 provides information on the gross unrealized gains and losses of the held-to-maturity portfolio at March 31, 1995.

          Investment securities held-to-maturity decreased $108.5 million from March 31, 1994 to March 31, 1995. Paydowns and/or maturities totaled $295.3 million during this period. In addition, $20.4 million in securities were sold in the third quarter of 1994 resulting in gains of $28,000 due to the dissolution of a nonbanking subsidiary of the Corporation. Partially offsetting these declines were $219.8 million in purchases of securities.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The amortized cost and fair values of the available-for-sale securities at
     March 31, 1995 are shown in the following table.


     Table 5                    Available-for-Sale Portfolio
                                                                             March 31, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........     $52,480           $2      ($1,652)    $50,830
     Mortgage-backed obligations of
        Federal agencies..................................     760,260        1,006      (28,830)    732,436
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      13,630            -         (152)     13,478
        Privately issued..................................       1,043            9            -       1,052
     Obligations of states and political
        subdivisions......................................     188,027        8,790       (1,090)    195,727
     Other debt securities................................       4,749            -            -       4,749
     Equity securities....................................      28,798        4,276         (181)     32,893
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,048,987      $14,083     ($31,905) $1,031,165
                                                            ==========   ==========   ==========  ==========



          The amortized cost and fair values of the held-to-maturity securities at March 31, 1995 are shown in the following table.


     Table 6                     Held-to-Maturity Portfolio
                                                                             March 31, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $745,162         $407     ($20,224)   $725,345
     Mortgage-backed obligations of
        Federal agencies..................................     156,500          333       (4,482)    152,351
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     517,939          760      (12,468)    506,231
        Privately issued..................................      54,244            -       (3,620)     50,624
     Other debt securities................................       1,000            -            -       1,000
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,474,845       $1,500     ($40,794) $1,435,551
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio


          Total loans, net of unearned income increased to $5.7 billion at March 31, 1995 from $5.5 billion at December 31, 1994. This $198.4 million (3.6%) increase represents a positive change in corporate lending, as well as a continuation of growth in the retail sector, particularly residential mortgages.

          Slightly more than 41% of the total increase in the loan portfolio occurred in the Corporation's commercial loan portfolio which increased $81.9 million (5.0%). Most of the growth for the period occurred in the Multinational sector where demand has increased.

          Total retail loan growth slowed down slightly this quarter, increasing $13.1 million (1.3%). During most of 1994, the Corporation's retail customers borrowed heavily in response to a well positioned second mortgage product. In the first two months of 1995, this pattern continued and most of the increase in retail loans was a result of second mortgage loans funding from the backlog.

          The growth of residential mortgages for the first quarter of 1995, $51.4 million (8.7%), can be attributed to well positioned products and strong marketing efforts. Bankcard receivables declined in the first quarter of 1995 by $7.7 million (1.5%) reflecting normal borrowing patterns of heavy purchasing for the holiday season followed by payment activity in the first quarter.

          The Corporation's commercial real estate loans, comprising 22.0% of total loans, were flat for the first quarter of 1995. The commercial mortgage portfolio, however, declined $6.5 million (0.7%) as a result of payouts exceeding new business. The increase in construction mortgages of $6.6 million (2.5%) was primarily the result of normal draw activity. Market conditions in general continue to reflect gradual improvement. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 8 and 9.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in following table.


     Table 7              Significant Exposures by Industry Classification
                                                                              March 31, 1995
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
     Communications Industries:
        Cable.............................................    $153,269      $43,079     $196,348      $2,949
        Publishing & Newspapers...........................      56,735       26,662       83,397        -
        Wireless..........................................      50,879       25,897       76,776        -
        Broadcast.........................................      21,064       10,672       31,736        -
                                                              --------     --------     --------    --------
                                                              $281,947     $106,310     $388,257      $2,949
                                                              --------     --------     --------    --------

     Healthcare (1).......................................    $308,300      $75,412     $383,712     $10,110

     Transportation (2)...................................    $367,410      $37,220     $404,630    $   -

     ----------------
     (1)  Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans.
     (2)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 8              Loans Secured by Real Estate and Other Real Estate Owned by Property Type

                                                                              March 31, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $90,825     $255,074       $2,788     $     -
     Industrial warehouse and other commercial
       properties.........................................      42,418      174,090        4,019           -
     Retail...............................................      75,844      134,016        7,946          88
     Hospitals/nursing home medical centers...............       1,902       83,283            -           -
     Hotels/motels........................................           -       59,795            -       5,000
     Commercial land......................................      45,262            -          109       5,774
     Churches, restaurants and other special purpose
        properties........................................       1,910       63,083          601           -
     Apartments...........................................           -       62,411        9,675         129
     Mixed use............................................          75       42,835           98           -
     Residential land.....................................      11,042            -        1,548       1,343
     Other land-farm recreational facilities..............           -        9,589          570           -
     Residential properties held for resale...............       3,031          959            -           -
     Miscellaneous........................................       2,961       86,572          243           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $275,270     $971,707      $27,597     $12,334
                                                            ==========   ==========   ==========  ==========


     Table 9              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region

                                                                              March 31, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $203,807     $640,271       $8,961      $8,239
     Pennsylvania.........................................      17,563      166,251        9,423       1,499
     Virginia.............................................      23,153       40,682            -       2,096
     Washington, D.C......................................      21,003       31,328            -           -
     Florida..............................................       9,744       28,474        9,206         500
     New Jersey...........................................           -       17,188            -           -
     Delaware.............................................           -        8,994            7           -
     All other............................................           -       38,519            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $275,270     $971,707      $27,597     $12,334
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $62.5 million at March 31, 1995, a decrease of $11.6 million when compared to nonperforming assets of $74.1 million at December 31, 1994. The most significant changes in nonperforming assets in the three months ended March 31, 1995 were paydowns of $6.9 million, loans reclassified to accrual status of $6.5 million and other real estate owned sales of $1.9 million. These decreases were partially offset by $3.7 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included a $4.5 million real estate loan which was upgraded from troubled debt restructuring status and returned to accrual and $2.0 million in commercial and real estate loans which met the regulatory tests for return to accrual status.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.


     Table 10                         Nonperforming Assets

                                                             March 31,  December 31,   March 31,
                                                                1995        1994          1994
                                                            ----------  ------------  ----------
                                                                  (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $10,415      $13,326      $43,148
       Real estate, construction..........................       1,669        2,709        4,419
       Real estate mortgage, commercial...................      25,928       27,633       41,001
       Real estate mortgage, residential..................       4,374        5,250        6,148
       Leases receivable..................................          85           85          846
     Foreign..............................................       5,300        5,300        3,800
                                                              --------     --------     --------
           Total nonaccrual loans.........................      47,771       54,303       99,362
                                                              --------     --------     --------
     Restructured loans...................................         444        4,974          172
     Other assets owned:
       Other real estate..................................      17,945       18,920       25,033
       Valuation reserves.................................      (3,845)      (4,185)      (4,325)
       Other assets.......................................         146          118          272
                                                              --------     --------     --------
           Total other assets owned.......................      14,246       14,853       20,980
                                                              --------     --------     --------
       Total nonperforming assets.........................     $62,461      $74,130     $120,514
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        1.10%        1.35%        2.28%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $15,006      $13,338      $13,196
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


          The following table details certain information relating to the allowance for credit losses of the Corporation for the three months ended March 31, 1995 and March 31, 1994, respectively.

     Table 11                 Analysis of the Allowance for Credit Losses


                                                            Three Months ended March 31,
                                                          -------------------------------
                                                               1995         1994
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $191,024     $200,006
     Provision for credit losses..........................       4,000        8,999
     Losses charged off:
         Commercial loans.................................         (94)      (1,037)
         Real estate loans, construction..................           -          (60)
         Real estate loans, mortgage:
           Residential....................................         (16)        (146)
           Commercial.....................................          (5)      (1,787)
         Retail...........................................        (763)      (1,982)
         Bankcard receivables.............................      (7,068)      (6,896)
         Leases receivable................................         (11)         (49)
                                                              --------     --------
           Total losses charged off.......................      (7,957)     (11,957)

     Recoveries of losses previously charged off:
         Commercial loans.................................         357          404
         Real estate loans, construction..................           -            7
         Real estate loans, mortgage:
           Residential....................................          22           15
           Commercial.....................................           3          118
         Retail...........................................         546          770
         Bankcard receivables.............................       1,364        1,244
         Leases receivable................................          69          199
                                                              --------     --------
           Total recoveries...............................       2,361        2,757
     Net losses charged off...............................      (5,596)      (9,200)
                                                              --------     --------
     Total allowance at March 31..........................    $189,428     $199,805
                                                              ========     ========

     Average loans, net of average unearned income........  $5,519,715   $5,203,221
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $5,657,316   $5,255,844
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.41%        0.72%

     Allowance as a percentage of period end loans, net
        of unearned income................................        3.35         3.80

     Allowance as a percentage of nonperforming loans.....      392.88       200.74

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits decreased $7.0 million from December 31, 1994 to March 31, 1995. Core deposits totaled $5.9 billion at March 31, 1995 compared to $6.0 billion at December 31, 1994, reflecting a decrease of $115.0 million. This decrease is primarily the result of a $63.1 million decrease in commercial noninterest bearing demand deposits, a $33.3 million decrease in interest bearing demand deposits and a $35.6 million decrease in money market deposits. Purchased deposits, which include large denomination time and foreign time deposits, increased $108.1 million.

          Total deposits decreased $124.5 million from March 31, 1994 to March 31, 1995. Core deposits decreased $411.0 million primarily due to the following declines: $113.5 million in commercial noninterest bearing demand deposits, $187.2 million in money market deposits and $87.5 million in other savings deposits. Purchased deposits increased $286.5 million primarily as a result of a $294.3 million increase in large denomination time deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at March 31, 1995, December 31, 1994 and March 31, 1994, based upon the capital requirements of the Federal Reserve Board.

     Table 12                       Capital Components
                                                                          March 31,  December 31,  March 31,
                                                                            1995         1994        1994
                                                                         ---------- ------------- ----------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,803
     Common stockholder's equity.......................................     920,272      879,172     832,052
     Disallowed intangibles............................................     (39,911)     (40,956)    (34,820)
     Unrealized losses (gains) on investment securities available-
        for-sale (1)...................................................      11,250       26,969      (4,731)
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,036,463    1,010,037     937,304
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................     105,688      109,676     111,642
     Allowance for credit losses (2)...................................      93,567       91,105      91,836
     Mandatory convertible securities..................................      59,962       59,960      59,953
                                                                           --------     --------    --------
     Tier 2 capital....................................................     259,217      260,741     263,431
                                                                           --------     --------    --------
     Total capital.....................................................  $1,295,680   $1,270,778  $1,200,735
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $7,389,540   $7,188,442  $7,238,880
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines)..................  $9,337,935   $9,180,622  $9,802,098
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       14.03%       14.05%      12.95%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       17.53        17.68       16.59
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       11.15        11.05        9.60

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $26.4 million and $24.9 million, respectively, when March 31, 1995 is compared to December 31, 1994 primarily due to $28.5 million in net income partially offset by $3.0 million in dividends declared on preferred stock in the first three months of 1995. Tier 1 and total capital increased $99.2 million and $94.9 million, respectively, when March 31, 1995 is compared to March 31, 1994 as a result of $113.6 million in net income during this period partially offset by $11.8 million in dividends declared on preferred stock. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 28

     Table 13
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                             Three Months ended March 31, 1995
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $552.9      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        23.2          0.4         6.62
       Trading account securities.........................        56.3          0.9         6.21
       Funds sold.........................................       484.3          6.9         5.77
     Investment securities available-for-sale:
       Taxable securities.................................       842.4         12.3         5.96
       Tax-exempt securities(1)...........................       188.3          5.5        11.80
       Equity investments.................................        27.6          0.3         4.26
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,058.3         18.1         6.95
     Investment securities held-to-maturity:
       Taxable securities.................................     1,360.7         20.2         6.01
     Loans held-for-sale..................................        48.4          1.0         8.56
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,647.1         34.8         8.58
       Real estate, construction..........................       267.9          6.0         9.12
       Real estate mortgage, commercial...................       984.8         21.2         8.72
       Real estate mortgage, residential..................       623.3         11.1         7.20
       Retail.............................................       993.6         21.4         8.73
       Bankcard...........................................       489.6         19.2        15.87
       Leases receivable..................................       258.8          3.5         5.57
       Foreign............................................       254.6          4.8         7.69
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,519.7        122.0         8.97
        Allowance for credit losses.......................      (189.7)           -            -
                                                             ---------
          Loans, net......................................     5,330.0            -            -
     Other assets (4).....................................       399.1            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,313.2       $169.5
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,703.2      $     -           - %
                                                             ---------
       Interest bearing demand............................       521.3          3.0         2.31
       Money market accounts..............................     1,217.6         10.4         3.02
       Savings...........................................      1,075.5          7.2         2.71
       Other consumer time................................     1,424.9         16.8         4.18
       Large denomination time............................       543.9          8.0         4.58
     Deposits in foreign banking offices..................       114.5          1.6         6.07
                                                             ---------     ---------
          Total interest bearing deposits.................     4,897.7         47.0         3.39
                                                             ---------     ---------
          Total deposits..................................     6,600.9            -            -
     Funds purchased......................................       724.6         10.0         3.44
     Other borrowed funds, short-term.....................       569.0          7.8         4.92
     Other liabilities....................................       154.2            -            -
     Long-term debt (5)...................................       214.6          4.7         8.93
     Stockholders' equity.................................     1,049.9            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,313.2        $69.5
                                                              ========     ========

     Earning assets/interest income.......................    $8,550.9       $169.5         8.04%
     Interest bearing liabilities/interest expense........     6,405.9         69.5         4.40
     Earning assets/interest expense......................     8,550.9         69.5         3.30

     Net interest spread (6)..............................                                  3.64%
                                                                                           =====
     Net interest margin (7)..............................                                  4.74%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Net interest spread is the difference between the yield on average earning assets (tax equivalent basis) and the rate paid on average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

     PAGE 29

     Table 14
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                           Three Months ended December 31, 1994
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $567.4      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        13.5          0.2         6.60
       Trading account securities.........................        46.0          0.7         6.13
       Funds sold.........................................       429.0          5.6         5.16
     Investment securities available-for-sale:
       Taxable securities.................................       858.4         11.0         5.10
       Tax-exempt securities(1)...........................       184.7          5.4        11.55
       Equity investments.................................        24.0          0.2         3.40
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,067.1         16.6         6.18
     Investment securities held-to-maturity:
       Taxable securities.................................     1,364.8         20.3         5.89
     Loans held-for-sale..................................        79.6          1.6         8.03
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,641.2         35.5         8.59
       Real estate, construction..........................       270.2          6.0         8.75
       Real estate mortgage, commercial...................       963.1         21.0         8.64
       Real estate mortgage, residential..................       577.3         10.0         6.88
       Retail.............................................       963.2         20.3         8.36
       Bankcard...........................................       477.5         18.5        15.33
       Leases receivable..................................       244.2          3.6         5.89
       Foreign............................................       255.0          4.4         6.82
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,391.7        119.3         8.77
        Allowance for credit losses.......................      (193.9)           -            -
                                                             ---------
          Loans, net......................................     5,197.8            -            -
     Other assets (4).....................................       378.4            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,143.6       $164.3
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,687.5      $     -           - %
                                                             ---------
       Interest bearing demand............................       529.4          3.1         2.30
       Money market accounts..............................     1,252.5         10.1         3.22
       Savings...........................................      1,100.9          7.6         2.73
       Other consumer time................................     1,430.7         16.0         4.43
       Large denomination time............................       487.4          8.1         6.60
     Deposits in foreign banking offices..................        85.1          1.3         5.96
                                                             ---------     ---------
          Total interest bearing deposits.................     4,886.0         46.2         3.75
                                                             ---------     ---------
          Total deposits..................................     6,573.5            -            -
     Funds purchased......................................       552.5          7.0         5.07
     Other borrowed funds, short-term.....................       615.2          6.9         4.45
     Other liabilities....................................       159.2            -            -
     Long-term debt (5)...................................       214.6          4.7         8.68
     Stockholders' equity.................................     1,028.6            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,143.6        $64.8
                                                              ========     ========

     Earning assets/interest income.......................    $8,391.7       $164.3         7.77%
     Interest bearing liabilities/interest expense........     6,268.3         64.8         4.10
     Earning assets/interest expense......................     8,391.7         64.8         3.07

     Net interest spread (6)..............................                                  3.67%
                                                                                           =====
     Net interest margin (7)..............................                                  4.70%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Net interest spread is the difference between the yield on average earning assets (tax equivalent basis) and the rate paid on average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

                            Part II - Other Information






     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no Current Reports on Form 8-K filed during the the quarter ended March 31, 1995.



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     May 12, 1995                        BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     May 12, 1995                        BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer