Form 10-Q
period 1995-06-30
FIRST MARYLAND BANCORP
filed 1995-08-11
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED JUNE 30, 1995



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-15




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    16-30



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    31



                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three Months ended       Six Months ended
                                                                                  June 30,                June 30,
                                                                           ---------------------    ---------------------
                                                                             1995         1994         1995        1994
                                                                           --------     --------    --------    --------
                                                                                            (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $126,934     $106,185    $248,395    $206,163
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................      21,401       22,243      41,571      46,004
     Interest on investment securities available-for-sale:
         Taxable.......................................................      12,262       11,109      24,634      25,038
         Tax-exempt....................................................       3,615        4,151       7,331       8,126
         Dividends.....................................................         345          330         635         561
     Interest on loans held-for-sale...................................       1,721        1,619       2,742       4,369
     Interest on money market investments..............................       9,611        8,157      17,747      14,264
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     175,889      153,794     343,055     304,525
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      51,389       41,617      98,395      81,974
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      22,361       13,276      40,212      26,657
     Interest on long-term debt........................................       4,680        4,327       9,368       8,654
                                                                           --------     --------    --------    --------
           Total interest expense......................................      78,430       59,220     147,975     117,285
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................      97,459       94,574     195,080     187,240
     Provision for credit losses (note 4)..............................       3,961        5,999       7,961      14,998
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      93,498       88,575     187,119     172,242
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      18,005       18,532      35,451      36,785
     Trust fees........................................................       5,156        4,541      10,255       9,679
     Servicing income from securitized assets, net.....................       4,631        3,813       8,777       9,289
     Bankcard charges and fees.........................................       4,549        4,340       8,795       8,718
     Mortgage banking income...........................................       2,952        8,186       6,962      11,499
     Securities gains, net.............................................       1,531        1,548       1,845      12,748
     Other income......................................................      10,845       12,522      22,200      22,551
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      47,669       53,482      94,285     111,269
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      43,466       39,635      84,428      79,991
     Other personnel costs.............................................      10,140       12,775      20,710      28,751
     Net occupancy costs...............................................       7,858        7,926      15,786      16,073
     Equipment costs...................................................       7,026        7,215      15,158      14,175
     Other operating expenses..........................................      27,830       30,708      56,680      60,894
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................      96,320       98,259     192,762     199,884
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      44,847       43,798      88,642      83,627
     Income tax expense................................................      15,716       15,728      30,975      29,501
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $29,131      $28,070     $57,667     $54,126
                                                                           ========     ========    ========    ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                          June 30,   December 31,   June 30,
                                                                            1995         1994         1994
                                                                       ------------ ------------ ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $573,434     $554,878    $521,027
     Money market investments (note 2).................................     506,759      374,799     531,432
     Investment securities available-for-sale (note 3).................   1,058,782    1,022,709   1,107,839
     Investment securities held-to-maturity (note 3)...................   1,354,013    1,338,267   1,471,771
     Loans held-for-sale (at cost which approximates fair value).......     112,142       75,366     104,666
     Loans, net of unearned income of $108,279, $84,809
       and $69,728:
         Commercial....................................................   1,758,718    1,633,275   1,601,670
         Real estate,construction......................................     283,846      268,683     249,583
         Real estate,mortgage:
            Residential................................................     651,646      593,642     562,033
            Commercial.................................................     972,673      978,164     977,409
         Retail........................................................   1,020,587      984,403     911,965
         Bankcard......................................................     534,930      496,608     474,055
         Leases receivable.............................................     309,331      259,633     226,595
         Foreign.......................................................     319,156      244,483     271,065
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   5,850,887    5,458,891   5,274,375
         Allowance for credit losses (note 4)..........................    (185,436)    (191,024)   (201,073)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,665,451    5,267,867   5,073,302
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     105,028      102,157     100,158
     Due from customers on acceptances.................................      13,699       26,059      14,467
     Other assets......................................................     353,683      343,500     275,311
                                                                          ---------    ---------   ---------
                   Total assets........................................  $9,742,991   $9,105,602  $9,199,973
                                                                         ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,780,102   $1,766,648  $1,679,222
         Interest bearing deposits.....................................   4,885,123    4,786,592   4,860,551
     Interest bearing deposits in foreign banking office...............     202,204       80,306     122,884
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,867,429    6,633,546   6,662,657
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     564,661      519,772     526,507
     Other borrowed funds, short-term (note 8).........................     709,183      541,507     669,105
     Bank acceptances outstanding......................................      13,699       26,059      14,467
     Accrued taxes and other liabilities...............................     266,313      146,062     151,073
     Long-term debt (note 9)...........................................     214,660      214,632     189,604
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,635,945    8,081,578   8,213,413
                                                                          ---------    ---------   ---------

     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares................      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     789,454      737,891     684,186
          Unrealized gains (losses) on investment securities available
            -for-sale (net of income (tax) benefits of $(2,980),
            $16,024 and $7,020)........................................       4,490      (26,969)    (10,728)
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,107,046    1,024,024     986,560
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity..........  $9,742,991   $9,105,602  $9,199,973
                                                                         ==========   ==========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                  Unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                                                                                  available-
                                              Preferred      Common       Capital     Retained    for-sale,
                                                Stock         Stock       Surplus     Earnings    net of tax    Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Six Months ended June 30, 1994
     ------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income.............................                                              54,126                  54,126
     Dividends declared on preferred
     stock..................................                                              (5,910)                 (5,910)
     Change in net cost not yet recognized
       as periodic pension expense..........                                              (1,158)                 (1,158)
     Adjustment of the unrealized gains on
       investment securities available-
       -for-sale, net of income tax
       benefits.............................                                                         (37,341)    (37,341)
     Adjustment to preferred stock issuance
       costs................................                                     49                                   49
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1994...............      $30,000      $84,926     $198,176     $684,186    ($10,728)   $986,560
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Six Months ended June 30, 1995
     ------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              57,667                  57,667
     Dividends declared on preferred
     stock..................................                                              (5,910)                 (5,910)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (194)                   (194)
     Adjustment of the unrealized losses
       on investment securities available-
       for-sale, net of income tax..........                                                          31,459      31,459
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1995...............      $30,000      $84,926     $198,176     $789,454      $4,490  $1,107,046
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements


                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   Six Months ended June 30,
                                                                                              --------------------------------
                                                                                                      1995        1994
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $57,667     $54,126
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      7,961      14,998
         Provision for other real estate losses..................................................        237          44
         Depreciation and amortization...........................................................     15,611      15,401
         Deferred income tax expense.............................................................      7,942       2,289
         Net gain on the sale of assets..........................................................     (3,102)    (15,018)
         Net (increase) decrease in loans originated for sale....................................    (36,776)    152,061
         Decrease in trading account securities..................................................     24,332       6,867
         Decrease (increase) in accrued interest receivable......................................      7,412      (2,568)
         Increase in accrued interest payable....................................................      8,054       1,841
         Other, net..............................................................................     67,562       2,323
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................    156,900     232,364
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................    534,425   1,268,329
       Proceeds from paydowns and maturities of investment securities available-for-sale.........     81,066      73,669
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........    188,394     243,918
       Purchases of investment securities available-for-sale.....................................   (599,406) (1,182,886)
       Purchases of investment securities held-to-maturity.......................................   (205,432)    (17,437)
       Net increase in short-term investments....................................................   (234,431)   (341,983)
       Purchase of loans.........................................................................        (19)          -
       Net disbursements from lending activities of bank subsidiaries............................   (411,262)    (79,971)
       Principal collected on loans of nonbank subsidiaries......................................     17,220      15,599
       Loans originated by nonbank subsidiaries..................................................    (14,977)     (9,047)
       Principal payments received under leases..................................................      2,842       2,410
       Purchases of assets to be leased..........................................................     (4,841)     (1,193)
       Proceeds from other real estate transactions..............................................      9,137      10,098
       Proceeds from sales of premises and equipment.............................................        393         965
       Purchases of premises and equipment.......................................................    (13,882)     (9,474)
       Purchase of deposits......................................................................      6,694           -
       Other, net................................................................................     (6,111)     (1,269)
                                                                                                   ---------   ---------
            Net cash used for investing activities...............................................   (650,190)    (28,272)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net increase (decrease) in deposits ......................................................    227,052    (111,500)
       Net increase (decrease) in short-term borrowings..........................................    212,565    (198,023)
       Cash dividends paid.......................................................................     (5,910)     (4,530)
                                                                                                   ---------   ---------
            Net cash provided by (used for) financing activities.................................    433,707    (314,053)
                                                                                                   ---------   ---------
     Decrease in cash and cash equivalents ......................................................    (59,583)   (109,961)
     Cash and cash equivalents at beginning of year..............................................    692,123     631,137
                                                                                                   ---------   ---------
     Cash and cash equivalents at June 30,.......................................................   $632,540    $521,176
                                                                                                   =========   =========

     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $139,921    $115,444
       Income tax payments.......................................................................     10,642      30,614
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     18,479      21,636
       Transfers to other real estate............................................................      5,492       1,610

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




     2.  Money Market Investments

          Money market investments at June 30, 1995, December 31, 1994 and June 30, 1994 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1995         1994         1994
                                                            ---------- -------------  ----------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............     $59,106     $137,245         $149
     Trading account securities...........................      32,278       56,610       46,470
     Federal funds sold...................................     330,000      154,800      321,700
     Securities purchased under agreements
       to resell..........................................      85,375       26,144      163,113
                                                              --------     --------     --------
           Total money market investments.................    $506,759     $374,799     $531,432
                                                              ========     ========   ==========


     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                                 June 30, 1995          December 31, 1994          June 30, 1994
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   ---------  ----------
                                                                                          (in thousands)

     U.S. Treasury and U.S. Government agencies...........    $140,326     $142,159      $52,084     $48,716     $51,714     $49,879
     Mortgage-backed obligations of
        Federal agencies..................................     664,536      658,883      773,388     723,752     813,566     781,198
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      12,924       12,840       14,345      14,507      16,944      16,981
        Privately issued..................................      19,876       19,936        1,344       1,364       5,598       5,634
     Obligations of states and political
        subdivisions......................................     179,764      187,266      190,144     195,791     203,783     214,696
     Other investment securities..........................      33,886       37,698       34,397      38,579      33,982      39,451
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,051,312   $1,058,782   $1,065,702  $1,022,709  $1,125,587  $1,107,839
                                                            ==========   ==========   ==========  ==========  ==========  ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     3.  Investment Securities (cont'd)

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                                 June 30, 1995          December 31, 1994          June 30, 1994
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ----------  ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $642,489     $637,349     $793,517    $756,456    $881,151    $861,914
     Mortgage-backed obligations of
        Federal agencies..................................     152,538      151,415      160,319     150,353     174,206     168,070
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     504,269      503,468      328,427     312,663     358,116     348,550
        Privately issued..................................      53,717       51,867       54,999      50,008      57,031      53,430
     Other investment securities..........................       1,000        1,000        1,005       1,005       1,267       1,267
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,354,013   $1,345,099   $1,338,267  $1,270,485  $1,471,771  $1,433,231
                                                            ==========   ==========   ==========  ==========  ==========  ==========


     4.  Impaired Loans and Allowance for Credit Losses

          The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. SFAS 114 and 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis.

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at June 30, 1995. Increases and decreases in the allowance include changes in the measurement of impaired loans.

          The following is a summary of the activity in the allowance for credit losses:
                                                                         Six Months ended June 30,
                                                                      ------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $191,024     $200,006
     Provision for credit losses.......................................       7,961       14,998
     Less: charge-offs, net of recoveries of $4,930 and $7,705.........     (13,549)     (13,931)
                                                                           --------     --------
     Balance at June 30................................................    $185,436     $201,073
                                                                           ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

     4.  Impaired Loans and Allowance for Credit Losses (cont'd)

          The following table presents impaired loans by type and any related valuation allowance if the measure of the impaired loans is less than the recorded investment at June 30, 1995:
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation    Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................      $9,782       $8,075       $1,707        $676
       Real estate, construction..........................       1,898        1,024          873         285
       Real estate mortgage, commercial...................      17,882        6,061       11,822       5,198
       Foreign............................................       1,500        1,500            -           -
                                                              --------     --------     --------    --------
             Total........................................      31,062       16,660       14,402       6,159
                                                              ========     ========     ========    ========

     Year-to-date average recorded investment in impaired loans.....................      38,115

     Year-to-date interest income recognized during impairment......................         182

     Year-to-date interest income recorded on a cash basis during impairment........         182

          Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. credit card, residential mortgage and consumer installment loans), leases and loans measured at fair value or lower of cost or fair value. Reserves for probable future credit losses related to these loans are included in the allowance for credit losses applicable to other than impaired loans.

     5.  Intangible Assets

          Intangible assets at June 30, 1995, December 31, 1994 and
     June 30, 1994 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $30,007      $31,316      $32,089
     Premium on bankcard receivables......................      13,051       14,627       16,370
     Premium on deposits..................................       8,364        8,799        1,125
     Other................................................         722          842          865
                                                               -------      -------      -------
           Total intangible assets........................     $52,144      $55,584      $50,449
                                                               =======      =======      =======

     6.  Mortgage Servicing Rights

          Mortgage servicing rights at June 30, 1995, December 31, 1994 and
     June 30, 1994 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Purchased mortgage servicing rights..................      $1,242       $1,269         $999
     Originated mortgage servicing rights.................       1,098            -            -
                                                               -------      -------      -------
           Total mortgage servicing rights................      $2,340       $1,269         $999
                                                               =======      =======      =======

          The Corporation adopted FAS 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995 which resulted in the allocation of $1.2 million of the total cost of applicable mortgage loans to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes were used to determine the fair value of the mortgage servicing rights at origination. The capitalized mortgage servicing rights will be amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights will be written off.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     6.  Mortgage Servicing Rights (cont'd)

          The Corporation will analyze the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. At June 30, 1995, no valuation allowance had been recorded.


     7.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                          Six Months ended June 30,
                                                                       ------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................      $4,185       $4,412
     Provision for other real estate losses............................         237           44
     Writedowns........................................................      (4,077)        (271)
                                                                             ------       ------
     Balance at June 30................................................        $345       $4,185
                                                                             ======       ======

     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at June 30, 1995, December 31,
     1994 and June 30, 1994 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $368,020     $402,539     $421,357
     Bank notes...........................................     180,000      130,000      190,000
     Federal funds purchased-term.........................     125,000            -       40,000
     Other................................................      36,163        8,968       17,748
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $709,183     $541,507     $669,105
                                                              ========     ========     ========

     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at June 30, 1995, December 31, 1994 and June 30, 1994 which is all unsecured:
                                                             June 30,   December 31,   June 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     5.77% Medium term bank notes due September 1, 1995...     $25,000      $25,000     $   -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,964       59,960       59,955
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,998        9,997        9,996
     8.67% Notes due March 20, 1997.......................       9,998        9,997        9,996
     8.375% Subordinated Notes due May 15, 2002...........      99,700       99,678       99,657
                                                              --------     --------     --------
           Total long-term debt...........................    $214,660     $214,632     $189,604
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


          The following table presents the notional amounts and fair values of the classes of trading instruments at June 30, 1995 as well as the average fair values for the three months and six months ended June 30, 1995.

                                                                  Fair Values
                                                          ---------------------------
                                                                                 Average
                                                                       ---------------------------
                                               Notional                 Three Months  Six Months
                                                Amounts   End-of-Period    ended        ended
                                             ------------- ------------ ------------ -------------
                                                                 (in thousands)
     Interest Rate Contracts

        Interest Rate Swaps                      $502,785
            In a receivable position                            $6,490       $5,536       $5,893
            In a payable position                               (2,592)      (2,539)      (3,121)

        Interest Rate Caps/Floors                 341,739
            Interest rate caps/floors held                       1,177        1,449        1,866
            Interest rate caps/floors written                   (1,177)      (1,453)      (1,878)

        Futures                                    86,000
            In a favorable position                                233            -            -
            In an unfavorable position                            (122)           -            -

     Foreign Exchange Contracts

        Options                                   213,810
            Options held                                           660          379          319
            Options written                                     (1,322)        (251)        (207)

        Forwards                                  526,164
            In a favorable position                              1,333        1,378        1,281
            In an unfavorable position                            (866)        (866)        (859)


     PAGE 12
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

     Net Trading Income

          The following table summarizes the Corporation's net trading income by category of instrument.  Net trading income is included in the income statement as a component of other noninterest income.
                                                            Six Months
                                                              ended
                                                          June 30, 1995
                                                          --------------
                                                          (in thousands)
              Interest rate contracts:
                       Interest rate swaps................      $1,424
                       Futures............................      (1,647)
                       Interest rate caps & floors........          91
                       Securities.........................          81
                                                               -------
                                                                   (51)
                                                               -------
              Foreign exchange contracts:
                  Spot and forward contracts..............      $3,225
                  Futures.................................        (102)
                  Options.................................      (3,134)
                  Miscellaneous...........................          25
                                                               -------
                                                                    14
                                                               -------
                        Total net trading income..........        ($37)
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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at June 30, 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments.

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed rate         $175,000         0.94         6.11%        6.06%       $503
                                                                                                     --------
       Carrying amount (2)                                                                             9,439
       Unrealized gross gains                                                                            503
       Unrealized gross losses                                                                        (9,439)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating rate           46,779         4.96         6.23         6.27        (569)
                                                                                                     --------
       Carrying amount (2)                                                                               (28)
       Unrealized gross gains                                                                            497
       Unrealized gross losses                                                                        (1,038)

     Interest rate swaps purchased forward
     -------------------------------------
     Convert fixed rate to floating rate            6,328         5.01            -      6.03 (1)         17
                                                                                                     --------
       Unrealized gross gains                                                                             17
       Unrealized gross losses                                                                             -

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating rate          159,000         2.73         7.06         6.06       3,660
                                                                                                     --------
       Unrealized gross gains                                                                          3,735
       Unrealized gross losses                                                                           (75)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed rate          435,500         0.81         6.16         5.73         672
                                                                                                     --------
       Unrealized gross gains                                                                            689
       Unrealized gross losses                                                                           (17)

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level            235,600         3.06          Cap - 13.50% (3)           -
                                                                                                     --------
       Carrying amount (2)                                                                                59
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                           (59)


     Call options purchased                        12,536         1.82            -            -           -
     ---------------------                                                                           --------
       Carrying amount (2)                                                                               873
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                          (873)

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Basis swap
     ----------
     Convert floating rate to different
     index                                        $30,000         3.69         5.83%        5.74%      ($503)
                                                                                                     --------
       Unrealized gross gains                                                                              -
       Unrealized gross losses                                                                          (503)


     (1)  Represents a forward pay rate.
     (2) Carrying amounts represent deferred losses on the early termination of interest rate swaps sold, $9,439,000; deferred fees on the redesignation of an interest rate swap purchased, ($28,000); deferred premiums on interest rate caps purchased, $59,000; and deferred premiums on call options purchased, $873,000.
     (3)  Pays interest if interest rates exceed 13.50%.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at June 30, 1995.


                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount                          $175,000      $21,329      $31,778     $228,107
        Weighted average receive rate                6.11%        6.21%        6.25%        6.13%
        Estimated fair value                          503          469       (1,021)         (49)


     Designated to Liabilities
     -------------------------
        Notional amount                          $443,544     $399,092     $   -        $842,636
        Weighted average receive rate                6.28%        6.97%        -  %         6.45%
        Estimated fair value                          416        3,916         -           4,332


     Basis Swap
     -----------
        Notional amount                         $   -          $30,000     $   -         $30,000
        Weighted average receive rate               -  %          5.83%        -  %         5.83%
        Estimated fair value                        -             (503)        -            (503)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the six months ended June 30, 1995.


                                            Designated to Designated to    Basis
                                                Assets     Liabilities     Swap          Total
                                            -------------  ------------  --------        -----
                                                                (in thousands)
     Balance at beginning of year...........     $228,107     $857,761      $30,000   $1,115,868
     Additions..............................        -          150,275        -          150,275
     Maturities/amortizations...............        -         (165,400)       -         (165,400)
                                                 --------     --------     --------   ----------
     Balance at June 30.....................     $228,107     $842,636      $30,000   $1,100,743
                                                 ========     ========     ========   ==========

          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $9.4 million as of June 30, 1995. These losses are scheduled to be amortized into income in the following periods:
     $1.7 million for the remainder of 1995, $3.4 million in 1996, $3.4 million in 1997 and $858,000 in 1998.

          As of June 30, 1995, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $1.9 million and gross interest expense decreased $2.2 million which resulted in a $298,000 increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the six months and quarter ended June 30, 1995 was $57.7 million and $29.1 million, respectively compared to $54.1 million and $28.1 million for the first six months and quarter ended June 30, 1994. Return on average assets and return on average total equity were 1.22% and 10.86%, respectively, for the six months ended June 30, 1995 compared with 1.13% and 11.10% for the six months ended June 30, 1994



     Table 1                Selected Quarterly Financial Information


                                                           2nd Quarter  1st Quarter  4th Quarter  3rd Quarter 2nd Quarter
                                                               1995         1995         1994         1994        1994
                                                           -----------  -----------  ----------- ----------- -----------
                                                                             (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........     $99,651      $99,954      $99,461     $96,858     $97,191
        Tax equivalent adjustment.........................       2,192        2,333        2,393       2,519       2,617
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      97,459       97,621       97,068      94,339      94,574
        Provision for credit losses.......................       3,961        4,000        2,000       5,998       5,999
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      93,498       93,621       95,068      88,341      88,575
        Noninterest income................................      47,669       46,616       44,026      55,683      53,482
        Noninterest expenses..............................      96,320       96,442       95,640     100,677      98,259
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      44,847       43,795       43,454      43,347      43,798
        Income tax expense................................      15,716       15,259       14,967      14,820      15,728
                                                              --------     --------     --------    --------    --------
        Net income........................................     $29,131      $28,536      $28,487     $28,527     $28,070
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................   9,705,800    9,313,200    9,143,600   9,153,100   9,556,600
        Loans, net of unearned income.....................   5,768,400    5,519,700    5,391,700   5,326,700   5,240,800
        Deposits..........................................   6,742,200    6,600,900    6,573,500   6,530,900   6,743,800
        Long-term debt....................................     214,700      214,600      214,600     197,800     189,600
        Common stockholder's equity.......................     947,300      905,000      883,800     865,200     835,500
        Stockholders' equity..............................   1,092,100    1,049,800    1,028,600   1,010,000     980,300

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.20%        1.24%        1.24%       1.24%       1.18%
        Return on average total stockholders' equity......       10.70        11.02        10.99       11.21       11.49
        Return on average common stockholder's equity.....       11.08        11.46        11.46       11.73       12.06
        Average stockholders' equity to average total
          assets..........................................       11.25        11.27        11.25       11.04       10.26
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.64        14.03        14.05       13.71       13.70
          Total...........................................       17.00        17.53        17.68       17.35       17.38
        Tier 1 leverage ratio.............................       11.00        11.15        11.05       10.75       10.12
        Net interest margin...............................        4.50         4.74         4.70        4.60        4.43
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.55         0.41         0.70        0.45        0.36
        Allowance for credit losses to period end loans,
          net of unearned income..........................        3.17         3.35         3.50        3.67        3.81
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.88         1.10         1.35        1.59        1.88

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended June 30, 1995 of $99.7 million increased $2.5 million (2.6%) when compared to net interest income of $97.2 million for the quarter ended June 30, 1994. This increase was primarily due to increased loan activity in the current period which resulted in a shift from lower yielding investment securities and money market investments to higher yielding loans. This favorable change in the asset mix was partially offset by a narrowing of the interest rate spread between asset yields and funding costs compared to the second quarter of 1994. The net interest margin for the quarter ended June 30, 1995 was 4.50%, compared to 4.43% for the quarter ended June 30, 1994.

          Net interest income on a fully tax equivalent basis for the six months ended June 30, 1995 of $199.6 million increased $7.1 million (3.7%) when compared to net interest income of $192.5 million for the six months ended June 30, 1994. This increase was primarily due to a change in asset mix in 1995 which has resulted in a shift from lower yielding investment securities and money market investments to higher yielding loans. In addition, net interest income benefited from higher interest rates in the current period and an increase in interest free sources of funds. The net interest margin for the six months ended June 30, 1995 was 4.61%, compared to 4.38% for the six months ended June 30, 1994.


          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and six months ended June 30, 1995 and 1994 is presented in Tables 2 and 3.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                       Three Months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1995                                  1994
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,407.5        $39.3         6.55%    $2,641.7       $39.8        6.05%
     Loans held-for-sale....................         77.1          1.7         8.95         99.0         1.6        6.56
     Loans, net of unearned income..........      5,768.4        127.4         8.86      5,240.8       106.8        8.17
     Other earning assets...................        635.8          9.7         6.06        819.2         8.2        3.99
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,888.8        178.1         8.04     $8,800.7       156.4        7.13
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,732.6         78.4         4.67      6,684.5        59.2        3.55
     Interest rate spread (2)...............                                   3.37                                 3.58
     Interest free sources utilized
       to fund earning assets...............      2,156.2                                2,116.2
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,888.8         78.4         3.54     $8,800.7        59.2        2.70
                                                 ========       ------                  ========      ------
     Net interest income....................                     $99.7                                 $97.2
                                                                ======                                ======
     Net interest margin (3)................                                   4.50%                                4.43%
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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                          Six Months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1995                                  1994
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,425.5        $77.6         6.45%    $2,737.0       $83.7        6.17%
     Loans held-for-sale....................         62.9          2.7         8.80        125.7         4.5        7.12
     Loans, net of unearned income..........      5,644.7        249.5         8.91      5,222.1       207.3        8.01
     Other earning assets...................        600.0         17.8         5.96        775.7        14.3        3.71
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,733.1        347.6         8.03     $8,860.5       309.8        7.05
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,570.2        148.0         4.54      6,766.0       117.3        3.50
     Interest rate spread (2)...............                                   3.49                                 3.55
     Interest free sources utilized
       to fund earning assets...............      2,162.9                                2,094.5
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,733.1        148.0         3.42     $8,860.5       117.3        2.67
                                                 ========       ------                  ========      ------
     Net interest income....................                    $199.6                                $192.5
                                                                ======                                ======
     Net interest margin (3)................                                   4.61%                                4.38%
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



     Provision for Credit Losses

          The provision for credit losses for the second quarter of 1995 totaled $4.0 million compared to $6.0 million for the second quarter of 1994, a decrease of $2.0 million (34.0%). The provision for credit losses for the six months ended June 30, 1995 totaled $8.0 million, a decrease of $7.0 million (46.9%) over the $15.0 million provision recorded for the first six months of 1994. These decreases were primarily due to improved credit loss trends.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months and six months ended June 30, 1995 and 1994.


     Table 4                     Noninterest Income
                                                   Three months ended June 30,               Six months ended June 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1995         1994     1995/1994        1995        1994     1995/1994
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Service charges on deposit accounts....      $18,005      $18,532        (2.8%)     $35,451     $36,785        (3.6%)
     Trust fees.............................        5,156        4,541         13.5       10,255       9,679         6.0
     Servicing income from securitized
       assets, net..........................        4,631        3,813         21.5        8,777       9,289        (5.5)
     Bankcard charges and fees..............        4,549        4,340          4.8        8,795       8,718         0.9
     Mortgage banking income................        2,952        8,186        (63.9)       6,962      11,499       (39.5)
     Securities gains, net..................        1,531        1,548         (1.1)       1,845      12,748       (85.5)
     Other income:
       Security sales and fees..............        1,967        2,156         (8.8)       3,851       3,786         1.7
       Customer service fees................        1,914        2,136        (10.4)       3,667       4,534       (19.1)
       Other................................        6,964        8,230        (15.4)      14,682      14,231         3.2
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................       10,845       12,522        (13.4)      22,200      22,551        (1.6)
                                                  -------      -------        -----      -------     -------       -----
            Total noninterest income........      $47,669      $53,482        (10.9)     $94,285    $111,269       (15.3)
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest income for the second quarter of 1995 decreased $5.8 million (10.9%) when compared to the second quarter of 1994. Service charges on deposits decreased $527,000 (2.8%) due to lower service charges on business checking accounts partially offset by higher fees on retail deposits. Trust fees increased $615,000 (13.5%). Servicing income from securitized assets increased $818,000 (21.5%) as a result of lower credit losses on the Corporation's securitized manufactured housing receivables portfolio partially offset by the impact of repricing and higher interest rates on the Corporation's securitized bankcard receivables portfolio. Mortgage banking income decreased $5.2 million (63.9%) as a result of a decline in origination activity and lower gains on the sale of servicing due to a significant servicing sale in June of 1994. Securities gains of $1.5 million were recorded in the second quarter of 1995 and in the second quarter of 1994. Securities sales are discussed in detail under "Changes in Financial Position." Total other income decreased $1.7 million (13.4%) due to a $1.7 million decline in trading income and a $937,000 decrease in gains on the disposal of other real estate owned. These declines were partially offset by $493,000 in income resulting from the sale of stock received in partial satisfaction of a loan obligation and $500,000 in income received from an other real estate owned property.


          The Corporation's noninterest income for the first six months of 1995 decreased $17.0 million (15.3%) when compared to the first six months of 1994. Service charges on deposits decreased $1.3 million (3.6%) due to lower service charges on business checking accounts partially offset by higher fees on retail deposits. Trust fees increased $576,000 (6.0%). Servicing income from securitized assets decreased $512,000 (5.5%) due to the impact of repricing and higher interest rates on the Corporation's securitized bankcard receivables portfolio partially offset by lower credit losses on the Corporation's securitized manufactured housing receivables portfolio. Mortgage banking income decreased $4.5 million (39.5%) reflecting the impact of higher interest rates on production volumes, servicing gains and origination fees. Securities gains of $1.8 million were recorded in the first six months of 1995 compared to $12.7 million in securities gains in the first six months of 1994. Securities sales are discussed in detail under "Changes in Financial Position." Customer service fees decreased $867,000 (19.1%) primarily due to a decline in appraisal fees of $570,000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Noninterest Expenses

          The following table presents the components of noninterest expense for the three months and six months ended June 30, 1995 and 1994.


     Table 5                        Noninterest Expenses

                                                   Three months ended June 30,               Six months ended June 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1995         1994     1995/1994        1995        1994     1995/1994
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Salaries and wages.....................      $43,466      $39,635          9.7%     $84,428     $79,991         5.5%
     Other personnel costs..................       10,140       12,775        (20.6)      20,710      28,751       (28.0)
     Net occupancy costs....................        7,858        7,926         (0.9)      15,786      16,073        (1.8)
     Equipment costs........................        7,026        7,215         (2.6)      15,158      14,175         6.9
     Other operating expenses:
       External processing fees.............        4,772        3,794         25.8        9,340       7,330        27.4
       Regulatory fees and insurance........        3,909        4,076         (4.1)       7,845       8,185        (4.2)
       Advertising and public relations.....        3,870        3,542          9.3        8,664       7,154        21.1
       Postage and communications...........        3,531        3,231          9.3        7,084       6,655         6.4
       Professional fees....................        1,640        4,859        (66.2)       3,562       8,414       (57.7)
       Lending and collection...............        1,483        2,767        (46.4)       2,886       5,299       (45.5)
       Other................................        8,625        8,439          2.2       17,299      17,857        (3.1)
                                                   ------       ------        -----       ------      ------       -----
         Total other operating expenses.....       27,830       30,708         (9.4)      56,680      60,894        (6.9)
                                                   ------       ------        -----       ------      ------       -----
             Total noninterest expenses.....      $96,320      $98,259         (2.0)    $192,762    $199,884        (3.6)
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest expenses for the second quarter of 1995 decreased $1.9 million (2.0%) when compared to the second quarter of 1994. Salaries and wages increased $3.8 million (9.7%) primarily due to a $3.2 million increase in employee incentives and commissions and a $1.4 million increase in regular salary expense partially offset by a $697,000 decrease in severance expense. Other personnel costs decreased $2.6 million (20.6%) primarily due to $1.7 million in pension settlements stemming from executive retirements in the second quarter of 1994. External processing fees increased $978,000 (25.8%). Professional fees decreased $3.2 million (66.2%) due to consulting expenses recorded in the second quarter of 1994 associated with a corporate reengineering project and a trust system conversion. Lending and collection expenses decreased $1.3 million (46.4%) primarily due to a $507,000 decrease in collection expenses and a decline in appraisal fee expense.

          The Corporation's noninterest expenses for the first six months of 1995 decreased $7.1 million (3.6%) when compared to the first six months of 1994. Salaries and wages increased $4.4 million (5.5%) primarily due to a $3.2 million increase in employee incentives and commissions and a $2.8 million increase in regular salary expense partially offset by a $1.9 million decrease in severance expense. Other personnel costs decreased $8.0 million (28.0%) primarily due to $4.4 million in pension settlements stemming from executive retirements in 1994 and a $2.7 million decrease in pension expense. External processing fees increased $2.0 million (27.4%) primarily due to an increase in bankcard processing fees of $1.1 million. Advertising and public relations expense increased $1.5 million (21.1%). Professional fees decreased $4.9 million (57.7%) due to consulting expenses recorded in 1994 associated with a corporate reengineering project and a trust system conversion. Lending and collection expenses decreased $2.4 million (45.5%) primarily due to a $907,000 decrease in collection expenses and due to performance incentives which were paid to the subservicer of the Corporation's manufactured housing receivables portfolio in 1994.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale increased $36.1 million from December 31, 1994 to June 30, 1995. In the first quarter of
     1995, $35.0 million in U. S. Treasury securities were sold, resulting in a gain of $312,000. In the second quarter of 1995, $141.1 million in U.S. Treasury securities were sold, resulting in gains of $213,000, $355.9 million in mortgage-backed obligations of Federal agencies ("MBS's") were sold, resulting in losses of $697,000 and $554,000 in equity securities were sold, resulting in gains of $2.0 million. Paydowns, maturities and/or calls on the available-for-sale securities totaled $81.1 million in the first six months of 1995. These decreases in the portfolio were partially offset by $599.4 million in purchases which included the following: $270.5 million in U.S. Treasury securities, $286.6 million in MBS's, $20.0 million in collateralized mortgage obligations ("CMO's"), $5.2 million in obligations of state and political subdivisions, $5.4 million in other debt securities and $11.7 million in equity securities. The fair value of the available-for-sale portfolio at June 30, 1995 was $7.5 million above the amortized cost compared to a fair value at December 31, 1994 which was $43.0 million below the amortized cost. This change in the fair value resulted in a $31.5 million adjustment (net of income tax) to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 6 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at June 30, 1995.


          Held-to-Maturity Portfolio

          Investment securities held-to-maturity increased $15.7 million from December 31, 1994 to June 30, 1995. This increase is the result of $205.4 million in purchases in the first six months of 1995 which included $200.6 million in CMO's and $4.8 million in U.S. Treasury securities. These purchases were partially offset by $188.4 million in paydowns and/or maturities. The fair value of the held-to-maturity portfolio at June 30, 1995 was $8.9 million below the amortized cost. Table 7 provides information on the gross unrealized gains and losses of the held-to-maturity portfolio at June 30, 1995.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The amortized cost and fair values of the available-for-sale securities at June 30, 1995 are shown in the following table.


     Table 6                    Available-for-Sale Portfolio
                                                                              June 30, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $140,326       $1,833      $   -      $142,159
     Mortgage-backed obligations of
        Federal agencies..................................     664,536        1,679       (7,332)    658,883
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      12,924            5          (89)     12,840
        Privately issued..................................      19,876           60            -      19,936
     Obligations of states and political
        subdivisions......................................     179,764        8,491         (989)    187,266
     Other debt securities................................       1,730            -            -       1,730
     Equity securities....................................      32,156        3,818           (6)     35,968
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,051,312      $15,886      ($8,416) $1,058,782
                                                            ==========   ==========   ==========  ==========



          The amortized cost and fair values of the held-to-maturity securities at June 30, 1995 are shown in the following table.


     Table 7                     Held-to-Maturity Portfolio
                                                                              June 30, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $642,489       $2,303      ($7,443)   $637,349
     Mortgage-backed obligations of
        Federal agencies..................................     152,538          968       (2,091)    151,415
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     504,269        4,551       (5,352)    503,468
        Privately issued..................................      53,717            -       (1,850)     51,867
     Other debt securities................................       1,000            -            -       1,000
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,354,013       $7,822     ($16,736) $1,345,099
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income increased to $5.9 billion at June 30, 1995 from $5.5 billion at December 31, 1994. This $392.0 million (7.2%) increase is due to both commercial and retail loan growth.

          A $125.4 million increase in the commercial loan portfolio accounted for 32.0% of the increase for loans from December 31, 1994 to June 30, 1995, with most of the growth coming from large corporate borrowers in the multi-national sector.

          The Corporation's commercial real estate loans, which include both construction and commercial mortgages, increased $9.7 million when June 30, 1995 is compared to December 31, 1994. Growth in construction mortgages more than offset a slight decline in commercial mortgage balances. Construction mortgages outstanding increased $15.2 million due to anticipated fundings under existing commitments and increased originations during the first six months of 1995. Renewed activity by institutional investors and a favorable long term rate environment contributed to a $5.5 million reduction in commercial mortgages outstanding. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 9 and 10.

          Residential mortgages increased $58.0 million when compared to December 31, 1994. The Corporation originates residential mortgages primarily for sale in the secondary market. New originations for the Corporation's permanent portfolio are principally low income housing and adjustable rate mortgages. Most of the increase in residential mortgages occurred early in the first quarter of 1995 in response to demand for adjustable rate products. Activity for the second quarter of 1995 slowed as customers reacted to a drop in rates and the demand for adjustable rate products declined.

          Retail loans increased $36.2 million from December 31, 1994 to June 30, 1995. Loan growth in the first quarter of 1995 was primarily the result of funding second mortgages generated by a promotion in the third quarter of 1994, while most of the growth in the second quarter of 1995 was generated from a mix of direct and indirect installment loans.

          Bankcard outstandings increased $38.3 million when compared to December 31, 1994. Marketing programs initiated in early 1995 have resulted in an increase in bankcard outstandings and accounts in the second quarter of 1995.

          Leases receivable increased $49.7 million when June 30, 1995 is compared to December 31, 1994. The increase in this portfolio was the result of several large transportation equipment transactions in the in the first and second quarter of 1995.

          Foreign outstandings increased $74.7 million when June 30, 1995 is compared to December 31, 1994. Most of this increase was generated from the funding of shipping vessel financings.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 8.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 8              Significant Exposures by Industry Classification
                                                                               June 30, 1995
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
     Communications Industries:
        Cable.............................................    $159,804      $36,425     $196,229      $2,949
        Publishing & Newspapers...........................      65,951       14,692       80,643        -
        Wireless..........................................      54,135       21,994       76,129        -
        Broadcast.........................................      27,351       14,967       42,318        -
                                                              --------     --------     --------    --------
                                                              $307,241      $88,078     $395,319      $2,949
                                                              --------     --------     --------    --------
     Healthcare (1).......................................    $305,350      $78,186     $383,536      $9,765
     Transportation (2)...................................    $401,376      $24,841     $426,217      $  -

     ----------------
     (1)  Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans.
     (2)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

     Table 9              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                               June 30, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $88,933     $258,323       $1,250        $274
     Industrial warehouse and other commercial
       properties.........................................      42,378      174,055        3,478           -
     Retail...............................................      81,705      125,533        2,077       3,186
     Hospitals/nursing home medical centers...............       2,517       80,236            -           -
     Hotels/motels........................................           -       58,708            -           -
     Commercial land......................................      43,208            -          466       5,423
     Churches, restaurants and other special purpose
        properties........................................       9,111       58,386        1,301           -
     Apartments...........................................           -       62,301        9,194         128
     Mixed use............................................           9       50,083            9           -
     Residential land.....................................       9,632            -        1,423       1,343
     Other land-farm recreational facilities..............           -        9,437          347           -
     Residential properties held for resale...............       5,047          231            -           -
     Miscellaneous........................................       1,306       95,380          235           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $283,846     $972,673      $19,780     $10,354
                                                            ==========   ==========   ==========  ==========

     Table 10              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                               June 30, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $203,979     $646,111       $5,914      $6,425
     Pennsylvania.........................................      24,505      171,176        4,918       1,059
     Virginia.............................................      24,510       37,205            -       2,096
     Washington, D.C......................................      20,315       30,778            -         274
     Florida..............................................       9,743       28,107        8,941         500
     New Jersey...........................................           -       14,269            -           -
     Delaware.............................................           -        8,951            7           -
     All other............................................         794       36,076            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $283,846     $972,673      $19,780     $10,354
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $51.6 million at June 30, 1995, a decrease of $22.5 million when compared to nonperforming assets of $74.1 million at December 31, 1994. The most significant changes in nonperforming assets in the six months ended June 30, 1995 were paydowns of $13.5 million, loans reclassified to accrual status of $9.9 million, other real estate owned sales of $8.0 million and charge-offs of $908,000. These decreases were partially offset by $9.8 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included a $4.5 million real estate loan which was upgraded from troubled debt restructuring status and returned to accrual and $5.4 million in commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant charge-off was $625,000 on a nonaccrual construction loan.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.


     Table 11                         Nonperforming Assets

                                                              June 30,  December 31,    June 30,
                                                                1995        1994          1994
                                                            ----------  ------------  ----------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................      $9,782      $13,326      $31,558
       Real estate, construction..........................       1,898        2,709        3,772
       Real estate mortgage, commercial...................      17,882       27,633       38,328
       Real estate mortgage, residential..................       4,223        5,250        5,293
       Leases receivable..................................           -           85          720
     Foreign..............................................       5,300        5,300        3,800
                                                              --------     --------     --------
           Total nonaccrual loans.........................      39,085       54,303       83,471
                                                              --------     --------     --------
     Restructured loans...................................         440        4,974          168
     Other assets owned:
       Other real estate..................................      12,238       18,920       19,627
       Valuation reserves.................................        (345)      (4,185)      (4,185)
       Other assets.......................................         196          118          257
                                                              --------     --------     --------
           Total other assets owned.......................      12,089       14,853       15,699
                                                              --------     --------     --------
       Total nonperforming assets.........................     $51,614      $74,130      $99,338
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.88%        1.35%        1.88%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $13,188      $13,338      $12,331
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


          The following table details certain information relating to the allowance for credit losses of the Corporation for the six months ended June 30, 1995 and June 30, 1994, respectively.

     Table 12                 Analysis of the Allowance for Credit Losses


                                                           Six Months ended June 30,
                                                          --------------------------
                                                               1995         1994
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $191,024     $200,006
     Provision for credit losses..........................       7,961       14,998
     Losses charged off:
         Commercial loans.................................        (234)      (1,419)
         Real estate loans, construction..................        (635)      (1,333)
         Real estate loans, mortgage:
           Residential....................................        (110)        (228)
           Commercial.....................................         (23)      (1,786)
         Retail...........................................      (1,440)      (3,066)
         Bankcard receivables.............................     (14,254)     (13,729)
         Leases receivable................................         (20)         (75)
         Foreign..........................................      (1,763)           -
                                                              --------     --------
           Total losses charged off.......................     (18,479)     (21,636)

     Recoveries of losses previously charged off:
         Commercial loans.................................         557        2,698
         Real estate loans, construction..................           -           11
         Real estate loans, mortgage:
           Residential....................................          24          320
           Commercial.....................................         204          213
         Retail...........................................       1,194        1,518
         Bankcard receivables.............................       2,821        2,674
         Leases receivable................................         130          271
                                                              --------     --------
           Total recoveries...............................       4,930        7,705
     Net losses charged off...............................     (13,549)     (13,931)
                                                              --------     --------
     Total allowance at June 30...........................    $185,436     $201,073
                                                              ========     ========

     Average loans, net of average unearned income........  $5,644,746   $5,222,139
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $5,850,887   $5,274,375
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.48%        0.54%

     Allowance as a percentage of period end loans, net
        of unearned income................................        3.17         3.81

     Allowance as a percentage of nonperforming loans.....      469.16       240.41

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits increased $233.9 million from December 31, 1994 to June 30, 1995. Core deposits totaled $6.0 billion at June 30, 1995 and at December 31, 1994. Money market deposits declined $109.5 million offset by a $150.8 million increase in other consumer time deposits.
     In the second quarter of 1995, a banking subsidiary of the Corporation purchased a branch which resulted in an increase in deposits of $6.8 million. Purchased deposits, which include large denomination time and foreign time deposits, increased $238.2 million.

          Total deposits increased $204.8 million from June 30, 1994 to June 30, 1995. Core deposits decreased $117.7 million primarily due to declines in money market deposits of $210.2 million and other savings deposits of $139.5 million partially offset by an increase in other consumer time deposits of $154.7 million. Purchased deposits increased $322.5 million primarily as a result of a $243.1 million increase in large denomination time deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at June 30, 1995, December 31, 1994 and June 30, 1994, based upon the capital requirements of the Federal Reserve Board.

     Table 13                       Capital Components
                                                                          June 30,   December 31,  June 30,
                                                                            1995         1994        1994
                                                                         ---------- ------------- ----------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................     962,194      879,172     841,708
     Disallowed intangibles............................................     (39,094)     (40,956)    (34,079)
     Unrealized losses (gains) on investment securities available-
        for-sale (1)...................................................      (4,490)      26,969      10,728
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,063,462    1,010,037     963,209
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................     103,699      109,676     109,654
     Allowance for credit losses (2)...................................      98,551       91,105      89,285
     Mandatory convertible securities..................................      59,964       59,960      59,956
                                                                           --------     --------    --------
     Tier 2 capital....................................................     262,214      260,741     258,895
                                                                           --------     --------    --------
     Total capital.....................................................  $1,325,676   $1,270,778  $1,222,104
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $7,797,181   $7,188,442  $7,031,005
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines)..................  $9,708,522   $9,180,622  $9,547,432
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.64%       14.05%      13.70%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       17.00        17.68       17.38
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       11.00        11.05       10.12

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $53.4 million and $54.9 million, respectively, when June 30, 1995 is compared to December 31, 1994 primarily due to $57.7 million in net income partially offset by $5.9 million in dividends declared on preferred stock in the first six months of 1995. Tier 1 and total capital increased $100.3 million and $103.6 million, respectively, when June 30, 1995 is compared to June 30, 1994 as a result of $114.7 million in net income during this period partially offset by $11.8 million in dividends declared on preferred stock. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 29

     Table 14
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                             Three Months ended June 30, 1995
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $573.0      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        30.2          0.5         6.34
       Trading account securities.........................        43.9          0.7         5.98
       Funds sold.........................................       561.7          8.5         6.05
     Investment securities available-for-sale:
       Taxable securities.................................       767.3         12.3         6.41
       Tax-exempt securities(1)...........................       189.8          5.3        11.17
       Equity investments.................................        35.9          0.3         3.86
                                                             ---------     ---------
          Total securities available-for-sale (2).........       993.0         17.9         7.23
     Investment securities held-to-maturity:
       Taxable securities.................................     1,414.5         21.4         6.07
     Loans held-for-sale..................................        77.1          1.7         8.95
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,752.0         36.5         8.36
       Real estate, construction..........................       277.6          6.4         9.23
       Real estate mortgage, commercial...................       977.6         21.5         8.81
       Real estate mortgage, residential..................       649.7         11.6         7.18
       Retail.............................................     1,011.1         22.0         8.74
       Bankcard...........................................       516.6         19.4        15.03
       Leases receivable..................................       294.6          4.4         6.03
       Foreign............................................       289.2          5.6         7.82
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,768.4        127.4         8.86
        Allowance for credit losses.......................      (188.2)           -            -
                                                             ---------
          Loans, net......................................     5,580.2            -            -
     Other assets (4).....................................       432.1            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,705.7       $178.1
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,737.8      $     -           - %
                                                             ---------
       Interest bearing demand............................       524.2          3.0         2.34
       Money market accounts..............................     1,160.2         10.2         3.53
       Savings...........................................      1,073.9          7.3         2.71
       Other consumer time................................     1,470.9         19.1         5.21
       Large denomination time............................       598.7          9.1         6.07
     Deposits in foreign banking offices..................       176.5          2.7         6.08
                                                             ---------     ---------
          Total interest bearing deposits.................     5,004.4         51.4         4.12
                                                             ---------     ---------
          Total deposits..................................     6,742.2            -            -
     Funds purchased......................................       789.6         11.3         3.06
     Other borrowed funds, short-term.....................       723.9         11.0         5.74
     Other liabilities....................................       143.2            -            -
     Long-term debt (5)...................................       214.7          4.7         8.75
     Stockholders' equity.................................     1,092.1            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,705.7        $78.4
                                                              ========     ========

     Earning assets/interest income.......................    $8,888.8       $178.1         8.04%
     Interest bearing liabilities/interest expense........     6,732.6         78.4         4.67
     Earning assets/interest expense......................     8,888.8         78.4         3.54

     Interest rate spread (6)..............................                                 3.37%
                                                                                           =====
     Net interest margin (7)..............................                                  4.50%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Interest rate spread is the difference between the yield on average earning assets (tax equivalent basis) and the rate paid on average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

     PAGE 30

     Table 15
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                               Six Months ended June 30, 1995
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $563.0      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        26.7          0.9         6.46
       Trading account securities.........................        50.1          1.5         6.11
       Funds sold.........................................       523.2         15.4         5.93
     Investment securities available-for-sale:
       Taxable securities.................................       822.4         24.6         6.04
       Tax-exempt securities(1)...........................       185.6         10.8        11.69
       Equity investments.................................        29.7          0.6         4.31
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,037.7         36.0         7.00
     Investment securities held-to-maturity:
       Taxable securities.................................     1,387.8         41.6         6.04
     Loans held-for-sale..................................        62.9          2.7         8.80
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,699.8         71.3         8.46
       Real estate, construction..........................       272.8         12.4         9.17
       Real estate mortgage, commercial...................       981.2         42.7         8.77
       Real estate mortgage, residential..................       636.5         22.7         7.19
       Retail.............................................     1,002.4         43.4         8.74
       Bankcard...........................................       503.2         38.5        15.43
       Leases receivable..................................       276.8          8.0         5.81
       Foreign............................................       272.0         10.5         7.76
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,644.7        249.5         8.91
        Allowance for credit losses.......................      (188.9)           -            -
                                                             ---------
          Loans, net......................................     5,455.8            -            -
     Other assets (4).....................................       403.4            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,510.6       $347.6
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,720.6      $     -           - %
                                                             ---------
       Interest bearing demand............................       522.7          6.1         2.35
       Money market accounts..............................     1,188.8         20.6         3.49
       Savings...........................................      1,074.7         14.5         2.71
       Other consumer time................................     1,448.0         35.9         5.00
       Large denomination time............................       571.5         17.1         6.02
     Deposits in foreign banking offices..................       145.7          4.2         5.89
                                                             ---------     ---------
          Total interest bearing deposits.................     4,951.4         98.4         4.01
                                                             ---------     ---------
          Total deposits..................................     6,672.0            -            -
     Funds purchased......................................       757.3         21.3         5.67
     Other borrowed funds, short-term.....................       646.9         18.9         5.90
     Other liabilities....................................       148.7            -            -
     Long-term debt (5)...................................       214.6          9.4         8.80
     Stockholders' equity.................................     1,071.1            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,510.6       $148.0
                                                              ========     ========

     Earning assets/interest income.......................    $8,733.1       $347.6         8.03%
     Interest bearing liabilities/interest expense........     6,570.2        148.0         4.54
     Earning assets/interest expense......................     8,733.1        148.0         3.42

     Interest rate spread (6)..............................                                 3.49%
                                                                                           =====
     Net interest margin (7)..............................                                  4.61%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Includes overdrafts excluded from average loan balances for yield purposes.
     (5) Includes current portion of long-term debt.
     (6) Interest rate spread is the difference between the yield on average earning assets (tax equivalent basis) and the rate paid on average interest bearing liabilities.
     (7) Net interest margin is the difference between the ratio of interest income to average earning assets and the ratio of interest expense to average earning assets.

                            Part II - Other Information


     Item 5.  Other Information

          On July 14, 1995, First Omni Bank, N.A., a subsidiary of First Maryland Bancorp, entered into a Cobranding Agreement with Bell Atlantic Network Services, Inc. pursuant to which First Omni will issue credit cards bearing the Bell Atlantic name and trademarks.

          First Omni issues MasterCard (R) and Visa (R) credit cards on a nationwide basis. As of June 30, 1995, First Omni had over 660,000 accounts with managed outstandings in excess of $693 million. Bell Atlantic Network Services, Inc. is a subsidiary of Bell Atlantic Corporation, a regional Bell holding company serving over 11,000,000 customers in New Jersey, Delaware, Pennsylvania, Maryland, Virginia, West Virginia and the District of Columbia.

          Customers of Bell Atlantic who apply for and are qualified to receive a cobranded First Omni credit card will receive "rewards", funded by First Omni, based on use of the card which can be applied to the purchase of residential telephone and calling card services from Bell Atlantic.


     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           A report on Form 8-K was filed on April 3, 1995 to report the dismissal of the registrant's independent accountant after the completion of the current audit for the year ended December 31, 1994.



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     August 11, 1995                     BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     August 11, 1995                     BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer