Form 10-Q
period 1995-09-30
FIRST MARYLAND BANCORP
filed 1995-11-13
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-14




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    15-30



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    31



                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three months ended       Nine months ended
                                                                                September 30,           September 30,
                                                                           ---------------------    ---------------------
                                                                             1995         1994         1995        1994
                                                                           --------     --------    --------    --------
                                                                                            (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $129,522     $110,199    $377,917    $316,362
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................      22,357       21,220      63,928      67,224
     Interest on investment securities available-for-sale:
         Taxable.......................................................      16,838       11,200      42,210      36,429
         Tax-exempt....................................................       3,634        3,990      10,965      12,116
         Dividends.....................................................         315          332         950         893
     Interest on loans held-for-sale...................................       2,197        1,751       4,939       6,120
     Interest on money market investments..............................       3,077        4,647      20,086      18,720
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     177,940      153,339     520,995     457,864
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      53,887       41,056     152,282     123,030
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      21,287       13,492      61,499      40,149
     Interest on long-term debt........................................       4,692        4,452      14,060      13,106
                                                                           --------     --------    --------    --------
           Total interest expense......................................      79,866       59,000     227,841     176,285
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................      98,074       94,339     293,154     281,579
     Provision for credit losses (note 4)..............................       2,373        5,998      10,334      20,996
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      95,701       88,341     282,820     260,583
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      18,150       17,907      53,601      54,692
     Servicing income from securitized assets, net.....................       6,397        4,816      15,174      14,105
     Trust fees........................................................       5,983        4,923      16,238      14,602
     Bankcard charges and fees.........................................       4,517        4,234      13,312      12,952
     Mortgage banking income...........................................       4,422        2,818      11,384      14,317
     Securities gains, net.............................................         342        2,696       2,187      15,444
     Other income......................................................       9,672       18,289      31,872      40,840
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      49,483       55,683     143,768     166,952
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      43,778       45,445     128,206     125,436
     Other personnel costs.............................................      10,692       10,387      31,294      39,025
     Net occupancy costs...............................................       8,803        7,916      24,470      23,858
     Equipment costs...................................................       7,426        7,167      22,547      21,290
     Other operating expenses..........................................      26,890       29,762      83,834      90,952
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................      97,589      100,677     290,351     300,561
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      47,595       43,347     136,237     126,974
     Income tax expense................................................      16,563       14,820      47,538      44,321
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $31,032      $28,527     $88,699     $82,653
                                                                           ========     ========    ========    ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                       September 30, December 31, September 30,
                                                                            1995         1994         1994
                                                                       ------------ ------------  ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $588,876     $554,878    $599,087
     Money market investments (note 2).................................      55,572      346,194     396,433
     Investment securities available-for-sale (note 3).................   1,672,532    1,051,314   1,070,468
     Investment securities held-to-maturity (note 3)...................   1,321,634    1,338,267   1,380,207
     Loans held-for-sale (at cost which approximates fair value).......     128,502       75,366      84,144
     Loans, net of unearned income of $111,575, $84,809
       and $79,190:
         Commercial....................................................   1,845,352    1,633,275   1,768,615
         Real estate,construction......................................     291,405      268,683     269,358
         Real estate,mortgage:
            Residential................................................     647,842      593,642     572,461
            Commercial.................................................     985,581      978,164     948,835
         Retail........................................................   1,062,651      984,403     947,170
         Bankcard......................................................     550,496      496,608     479,376
         Leases receivable.............................................     314,924      259,633     242,339
         Foreign.......................................................     327,546      244,483     242,357
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   6,025,797    5,458,891   5,470,511
         Allowance for credit losses (note 4)..........................    (181,974)    (191,024)   (200,995)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,843,823    5,267,867   5,269,516
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     104,283      102,157     102,132
     Due from customers on acceptances.................................      10,806       26,059      23,626
     Other assets......................................................     332,598      343,500     294,231
                                                                          ---------    ---------   ---------
                   Total assets........................................ $10,058,626   $9,105,602  $9,219,844
                                                                         ==========   ==========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,748,714   $1,766,648  $1,759,364
         Interest bearing deposits.....................................   4,822,555    4,786,592   4,741,078
     Interest bearing deposits in foreign banking office...............     121,468       80,306      88,798
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,692,737    6,633,546   6,589,240
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     766,033      519,772     666,494
     Other borrowed funds, short-term (note 8).........................     955,083      541,507     579,718
     Bank acceptances outstanding......................................      10,806       26,059      23,626
     Accrued taxes and other liabilities...............................     306,030      146,062     139,504
     Long-term debt (note 9)...........................................     189,673      214,632     214,618
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,920,362    8,081,578   8,213,200
                                                                          ---------    ---------   ---------

     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $5 par value per share; authorized
            41,000,000 shares; issued 16,985,149 shares................      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     817,525      737,891     709,758
          Unrealized gains (losses) on investment securities available
            -for-sale (net of income (tax) benefits of $(5,003),
            $16,024 and $10,610).......................................       7,637      (26,969)    (16,216)
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,138,264    1,024,024   1,006,644
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity.......... $10,058,626   $9,105,602  $9,219,844
                                                                         ==========   ==========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                  Unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                                                                                  available-
                                              Preferred      Common       Capital     Retained    for-sale,
                                                Stock         Stock       Surplus     Earnings    net of tax    Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Nine months ended September 30, 1994
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,127     $637,128     $26,613    $976,794
     Net income.............................                                              82,653                  82,653
     Dividends declared on preferred
     stock..................................                                              (8,865)                 (8,865)
     Change in net cost not yet recognized
       as periodic pension expense..........                                              (1,158)                 (1,158)
     Adjustment of the unrealized gains on
       investment securities available-
       -for-sale, net of income tax
       benefits.............................                                                         (42,829)    (42,829)
     Adjustment to preferred stock issuance
       costs................................                                     49                                   49
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at September 30, 1994..........      $30,000      $84,926     $198,176     $709,758    ($16,216) $1,006,644
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Nine months ended September 30, 1995
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              88,699                  88,699
     Dividends declared on preferred
     stock..................................                                              (8,865)                 (8,865)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (200)                   (200)
     Adjustment of the unrealized losses
       on investment securities available-
       for-sale, net of income tax..........                                                          34,606      34,606
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at September 30, 1995..........      $30,000      $84,926     $198,176     $817,525      $7,637  $1,138,264
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                               Nine months ended September 30,
                                                                                              --------------------------------
                                                                                                      1995        1994
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $88,699     $82,653
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................     10,334      20,996
         Provision for other real estate losses..................................................        237          44
         Depreciation and amortization...........................................................     24,009      23,039
         Deferred income tax expense.............................................................     16,206       5,527
         Net gain on the sale of assets..........................................................     (3,210)    (24,232)
         Net (increase) decrease in loans originated for sale....................................    (53,136)    172,583
         Decrease (increase) in trading account securities.......................................     17,193      (2,209)
         (Increase) decrease in accrued interest receivable......................................       (527)        962
         Increase (decrease) in accrued interest payable.........................................     15,231      (3,489)
         Other, net..............................................................................    135,338     (12,374)
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................    250,374     263,500
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................    570,805   1,271,469
       Proceeds from sales of investment securities held-to-maturity.............................          -      20,383
       Proceeds from paydowns and maturities of investment securities available-for-sale.........    189,423     120,761
       Proceeds from paydowns and maturities of investment securities held-to-maturity........... 10,062,118     316,695
       Purchases of investment securities available-for-sale..................................... (1,315,241) (1,189,739)
       Purchases of investment securities held-to-maturity.......................................(10,047,450)    (19,963)
       Net decrease (increase) in short-term investments.........................................    158,175    (212,035)
       Proceeds from sale of loans...............................................................          -      45,782
       Purchase of loans.........................................................................        (19)       (255)
       Net disbursements from lending activities of bank subsidiaries............................   (591,076)   (329,611)
       Principal collected on loans of nonbank subsidiaries......................................     24,908      18,183
       Loans originated by nonbank subsidiaries..................................................    (23,001)    (11,383)
       Principal payments received under leases..................................................      3,623       3,401
       Purchases of assets to be leased..........................................................     (5,979)     (1,338)
       Proceeds from other real estate transactions..............................................     10,057      11,023
       Proceeds from sales of premises and equipment.............................................        770       2,937
       Purchases of premises and equipment.......................................................    (19,887)    (18,349)
       Proceeds from sale of deposits............................................................          -    (194,107)
       Purchase of deposits......................................................................      6,694      96,600
       Purchase of mortgage company..............................................................          -        (905)
       Other, net................................................................................    (25,489)     (7,907)
                                                                                                   ---------   ---------
            Net cash used for investing activities............................................... (1,001,569)    (78,358)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net increase (decrease) in deposits ......................................................     52,360     (87,152)
       Net increase (decrease) in short-term borrowings..........................................    659,837    (147,423)
       Issuance of medium-term bank notes........................................................          -      25,000
       Repayment of medium-term bank notes.......................................................    (25,000)          -
       Cash dividends paid.......................................................................     (8,865)     (7,485)
                                                                                                   ---------   ---------
            Net cash provided by (used for) financing activities.................................    678,332    (217,060)
                                                                                                   ---------   ---------
     Decrease in cash and cash equivalents ......................................................    (72,863)    (31,918)
     Cash and cash equivalents at beginning of year..............................................    692,123     631,137
                                                                                                   ---------   ---------
     Cash and cash equivalents at September 30,..................................................   $619,260    $599,219
                                                                                                   =========   =========
     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $212,610    $178,648
       Income tax payments.......................................................................     42,943      37,398
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     26,283      30,143
       Transfers to other real estate............................................................      5,254       2,171

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




     2.  Money Market Investments

          Money market investments at September 30, 1995, December 31, 1994 and September 30, 1994 included the following:
                                                          September 30, December 31, September 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............     $30,384     $137,245         $132
     Trading account securities...........................       2,419       28,005       41,436
     Federal funds sold...................................       4,850      154,800      238,325
     Securities purchased under agreements
       to resell..........................................      17,919       26,144      116,540
                                                              --------     --------     --------
           Total money market investments.................     $55,572     $346,194     $396,433
                                                              ========     ========   ==========


     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                             September 30, 1995         December 31, 1994       September 30, 1994
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   ---------  ----------
                                                                                          (in thousands)

     U.S. Treasury and U.S. Government agencies...........    $357,142     $358,290      $52,084     $48,716     $51,769     $49,502
     Mortgage-backed obligations of
        Federal agencies..................................   1,038,229    1,037,001      773,388     723,752     787,425     748,630
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      12,223       12,256       14,345      14,507      15,294      15,328
        Privately issued..................................      16,643       16,694        1,344       1,364       3,787       3,812
     Obligations of states and political
        subdivisions......................................     134,691      141,410      190,144     195,791     191,440     200,507
     Other investment securities..........................     100,964      106,881       63,002      67,184      47,579      52,689
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,659,892   $1,672,532   $1,094,307  $1,051,314  $1,097,294  $1,070,468
                                                            ==========   ==========   ==========  ==========  ==========  ==========


                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     3.  Investment Securities (cont'd)

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                              September 30, 1995        December 31, 1994       September 30, 1994
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ----------  ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $640,871     $636,056     $793,517    $756,456    $814,222    $790,027
     Mortgage-backed obligations of
        Federal agencies..................................     144,794      143,408      160,319     150,353     166,825     159,880
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     482,277      481,559      328,427     312,663     342,075     330,410
        Privately issued..................................      52,692       50,734       54,999      50,008      55,801      52,054
     Other investment securities..........................       1,000        1,000        1,005       1,005       1,284       1,284
                                                            ----------   ----------   ----------  ----------  ----------  ----------
           Total..........................................  $1,321,634   $1,312,757   $1,338,267  $1,270,485  $1,380,207  $1,333,655
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

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at September 30, 1995. Increases and decreases in the allowance include changes in the measurement of impaired loans.

          The following is a summary of the activity in the allowance for credit losses:
                                                                      Nine months ended September 30,
                                                                     --------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $191,024     $200,006
     Provision for credit losses.......................................      10,334       20,996
     Less: charge-offs, net of recoveries of $6,899 and $10,136........     (19,384)     (20,007)
                                                                           --------     --------
     Balance at September 30...........................................    $181,974     $200,995
                                                                           ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

     4.  Impaired Loans and Allowance for Credit Losses (cont'd)

          The following table presents impaired loans by type and any related valuation allowance if the measure of the impaired loans is less than the recorded investment at September 30, 1995:
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation    Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,743      $14,964       $1,779        $724
       Real estate, construction..........................       1,254          529          725         250
       Real estate mortgage, commercial...................       5,861        4,609        1,252         232
       Foreign............................................       5,903        5,903            -           -
                                                              --------     --------     --------    --------
             Total........................................      29,761       26,005        3,756       1,206
                                                              ========     ========     ========    ========

     Year-to-date average recorded investment in impaired loans.....................      36,376

     Year-to-date interest income recognized during impairment......................         294

     Year-to-date interest income recorded on a cash basis during impairment........         294

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

     5.  Intangible Assets

          Intangible assets at September 30, 1995, December 31, 1994 and
     September 30, 1994 included the following:
                                                          September 30, December 31, September 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $29,350      $31,316      $31,966
     Premium on bankcard receivables......................      12,263       14,627       15,499
     Premium on deposits..................................       8,076        8,799        9,084
     Other................................................         710          842          853
                                                               -------      -------      -------
           Total intangible assets........................     $50,399      $55,584      $57,402
                                                               =======      =======      =======

     6.  Mortgage Servicing Rights

          Mortgage servicing rights at September 30, 1995, December 31, 1994 and September 30, 1994 included the following:
                                                          September 30, December 31, September 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Purchased mortgage servicing rights..................      $1,149       $1,269       $1,117
     Originated mortgage servicing rights.................       3,214            -            -
                                                               -------      -------      -------
           Total mortgage servicing rights................      $4,363       $1,269       $1,117
                                                               =======      =======      =======

          The Corporation adopted FAS 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995 which requires an allocation of a portion of the total cost of applicable mortgage loans to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes were used to determine the fair value of the mortgage servicing rights at origination. The capitalized mortgage servicing rights will be amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights will be written off.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     6.  Mortgage Servicing Rights (cont'd)

          The Corporation will analyze the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. At September 30, 1995, no valuation allowance had been recorded.


     7.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................      $4,185       $4,412
     Provision for other real estate losses............................         237           44
     Writedowns........................................................      (4,077)        (271)
                                                                             ------       ------
     Balance at September 30...........................................        $345       $4,185
                                                                             ======       ======

     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at September 30, 1995, December
     31, 1994 and September 30, 1994 included the following:
                                                          September 30, December 31, September 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $361,867     $402,539     $418,930
     Bank notes...........................................     300,000      130,000      130,000
     Treasury tax and loan purchased......................     142,200        6,000        6,343
     Federal funds purchased-term.........................     135,000            -       15,000
     Other................................................      16,016        2,968        9,445
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $955,083     $541,507     $579,718
                                                              ========     ========     ========

     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at September 30, 1995, December 31, 1994 and September 30, 1994 which is all unsecured:
                                                          September 30, December 31, September 30,
                                                               1995         1994         1994
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     5.77% Medium term bank notes due September 1, 1995...    $   -         $25,000      $25,000
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,966       59,960       59,958
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,998        9,997        9,996
     8.67% Notes due March 20, 1997.......................       9,998        9,997        9,996
     8.375% Subordinated Notes due May 15, 2002...........      99,711       99,678       99,668
                                                              --------     --------     --------
           Total long-term debt...........................    $189,673     $214,632     $214,618
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


          The following table presents the notional amounts and fair values of the classes of trading instruments at September 30, 1995 as well as the average fair values for the three months and nine months ended
     September 30, 1995.

                                                                  Fair Values
                                                          ---------------------------
                                                                                 Average
                                                                       ---------------------------
                                               Notional                 Three months  Nine months
                                                Amounts   End-of-period    ended        ended
                                             ------------- ------------ ------------ -------------
                                                                 (in thousands)
     Interest Rate Contracts

        Interest Rate Swaps.................     $529,635
          In a receivable position..........                    $6,225       $6,086       $5,958
          In a payable position.............                    (2,224)      (2,373)      (2,869)

        Interest Rate Caps/Floors...........      329,539
          Interest rate caps/floors held....                       377          843        1,521
          Interest rate caps/floors written.                      (377)        (842)      (1,529)

        Futures.............................       84,500
          In a favorable position...........                        39            -            -
          In an unfavorable position........                      (115)           -            -

     Foreign Exchange Contracts

        Options.............................      463,273
          Options held......................                     6,553        3,458        1,377
          Options written...................                    (5,253)      (3,065)      (1,171)

        Forwards............................      493,741
          In a favorable position...........                     1,525          631        1,062
          In an unfavorable position........                      (893)        (873)        (864)


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

                                                         Nine months ended
                                                        September 30, 1995
                                                        ------------------
                                                          (in thousands)
              Interest rate contracts:
                       Interest rate swaps................      $1,678
                       Futures............................      (2,121)
                       Interest rate caps & floors........          50
                       Options............................           3
                       Securities.........................         133
                                                               -------
                                                                  (257)
                                                               -------
              Foreign exchange contracts:
                  Spot and forward contracts..............         831
                  Futures.................................        (101)
                  Options.................................        (646)
                  Miscellaneous...........................          31
                                                               -------
                                                                   115
                                                               -------
                        Total net trading income..........       ($142)
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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at September 30, 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments.

                                                             Weighted
                                                              Average     Weighted Average Rate
                                               Notional      Maturity  ---------------------------
                                                Amount       in Years     Receive        Pay      Fair Value
                                             ------------  ------------ -----------  ----------- ------------
                                                                   (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed rate....     $175,000         0.69         6.11%        5.88%       $320
                                                                                                     --------
       Carrying amount (1)..................                                                           8,581
       Unrealized gross gains...............                                                             320
       Unrealized gross losses..............                                                          (8,581)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating rate....       46,778         4.74         5.87         6.28        (575)
                                                                                                     --------
       Unrealized gross gains...............                                                             425
       Unrealized gross losses..............                                                          (1,000)

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating rate....      189,000         2.53         6.72         5.42       3,215
                                                                                                     --------
       Unrealized gross gains...............                                                           3,348
       Unrealized gross losses..............                                                            (133)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed rate....       25,000         0.32         5.94         5.11          62
                                                                                                     --------
       Carrying amount (1)..................                                                            (279)
       Unrealized gross gains...............                                                             341
       Unrealized gross losses..............                                                               -

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level......      217,900         2.98          Cap - 13.50% (2)           -
                                                                                                     --------
       Carrying amount (1)..................                                                              53
       Unrealized gross gains...............                                                               -
       Unrealized gross losses..............                                                             (53)

     Call options purchased.................       12,536         1.57            -            -           -
     ---------------------                                                                           --------
       Carrying amount (1)..................                                                             771
       Unrealized gross gains...............                                                               -
       Unrealized gross losses..............                                                            (771)

     Basis swap
     ----------
     Convert floating rate to different
     index..................................       30,000         3.44         4.83%        5.68%       (176)
                                                                                                     --------
       Unrealized gross gains...............                                                               -
       Unrealized gross losses..............                                                            (176)

     (1)  Carrying amounts represent deferred losses on the early termination of interest rate swaps sold, $8,581,000; deferred gain on the early termination of an interest rate swap purchased, ($279,000); deferred premiums on interest rate caps purchased,
          $53,000; and deferred premiums on call options purchased, $771,000.
     (2)  Pays interest if interest rates exceed 13.50%.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at September 30, 1995.

                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $175,000      $21,328      $25,450     $221,778
        Weighted average receive rate.......         6.11%        5.94%        5.81%        6.06%
        Estimated fair value................          320          424         (999)        (255)


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $112,344     $332,092     $   -        $444,436
        Weighted average receive rate.......         6.20%        6.78%        -  %         6.63%
        Estimated fair value................          108        3,169         -           3,277


     Basis Swap
     -----------
        Notional amount.....................    $   -          $30,000     $   -         $30,000
        Weighted average receive rate.......        -  %          4.83%        -  %         4.83%
        Estimated fair value................        -             (176)        -            (176)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the nine months ended September 30, 1995.


                                            Designated to Designated to    Basis
                                                Assets     Liabilities     Swap          Total
                                            -------------  ------------  --------        -----
                                                                (in thousands)
     Balance at beginning of year...........     $228,107     $857,761      $30,000   $1,115,868
     Additions..............................        -          190,275        -          190,275
     Maturities/amortizations...............        -         (503,600)       -         (503,600)
     Terminations...........................       (6,329)    (100,000)       -         (106,329)
                                                 --------     --------     --------   ----------
     Balance at September 30................     $221,778     $444,436      $30,000     $696,214
                                                 ========     ========     ========   ==========

          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $8.6 million as of September 30, 1995. These losses are scheduled to be amortized into income in the following periods:
     $858,000 for the remainder of 1995, $3.4 million in 1996, $3.4 million in 1997 and $858,000 in 1998.

          The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $279,000 as of September 30, 1995. This gain is scheduled to be amortized into income in the following periods:
     $25,000 for the remainder of 1995, $98,000 in 1996, $98,000 in 1997 and
     $58,000 in 1998.

          As of September 30, 1995, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $2.7 million and gross interest expense decreased $3.0 million which resulted in a $296,000 increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the nine months and quarter ended September 30, 1995 was $88.7 million and $31.0 million, respectively compared to $82.7 million and $28.5 million for the first nine months and quarter ended September 30, 1994. Return on average assets and return on average total equity were 1.23% and 10.88%, respectively, for the nine months ended September 30, 1995 compared with 1.16% and 11.14% for the nine months ended September 30, 1994.


     Table 1                Selected Quarterly Financial Information


                                                           3rd Quarter  2nd Quarter  1st Quarter  4th Quarter 3rd Quarter
                                                               1995         1995         1995         1994        1994
                                                           -----------  -----------  ----------- ----------- -----------
                                                                             (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........    $100,291      $99,651      $99,954     $99,461     $96,858
        Tax equivalent adjustment.........................       2,217        2,192        2,333       2,393       2,519
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      98,074       97,459       97,621      97,068      94,339
        Provision for credit losses.......................       2,373        3,961        4,000       2,000       5,998
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      95,701       93,498       93,621      95,068      88,341
        Noninterest income................................      49,483       47,669       46,616      44,026      55,683
        Noninterest expenses..............................      97,589       96,320       96,442      95,640     100,677
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      47,595       44,847       43,795      43,454      43,347
        Income tax expense................................      16,563       15,716       15,259      14,967      14,820
                                                              --------     --------     --------    --------    --------
        Net income........................................     $31,032      $29,131      $28,536     $28,487     $28,527
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................   9,791,300    9,705,800    9,313,200   9,143,600   9,153,100
        Loans, net of unearned income.....................   5,858,100    5,768,400    5,519,700   5,391,700   5,326,700
        Deposits..........................................   6,835,300    6,742,200    6,600,900   6,573,500   6,530,900
        Long-term debt....................................     206,500      214,700      214,600     214,600     197,800
        Common stockholder's equity.......................     982,300      947,300      905,000     883,800     865,200
        Stockholders' equity..............................   1,127,100    1,092,100    1,049,800   1,028,600   1,010,000

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.26%        1.20%        1.24%       1.24%       1.24%
        Return on average total stockholders' equity......       10.92        10.70        11.02       10.99       11.21
        Return on average common stockholder's equity.....       11.34        11.08        11.46       11.46       11.73
        Average stockholders' equity to average total
          assets..........................................       11.51        11.25        11.27       11.25       11.04
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.64        13.64        14.03       14.05       13.71
          Total...........................................       16.94        17.00        17.53       17.68       17.35
        Tier 1 leverage ratio.............................       11.21        11.00        11.15       11.05       10.75
        Net interest margin...............................        4.45         4.50         4.74        4.70        4.60
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.40         0.55         0.41        0.70        0.45
        Allowance for credit losses to period end loans,
          net of unearned income..........................        3.02         3.17         3.35        3.50        3.67
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.84         0.88         1.10        1.35        1.59

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended September 30, 1995 of $100.3 million increased $3.4 million (3.5%) when compared to net interest income of $96.9 million for the quarter ended September 30, 1994. This increase was primarily due to higher interest rates in the current quarter. In addition, net interest income benefited from a $574.4 million increase in earning assets, a more favorable asset mix and a $154.3 million increase in interest free sources of funds. The net interest margin for the quarter ended September 30, 1995 was 4.45%, compared to 4.60% for the quarter ended ended September 30, 1994.

          Net interest income on a fully tax equivalent basis for the nine months ended September 30, 1995 of $299.9 million increased $10.6 million (3.7%) when compared to net interest income of $289.3 million for the nine months ended September 30, 1994. This increase was primarily due to an increase in interest rates in the current period. In addition, the increase in net interest income resulted from a higher volume of earning assets and a more favorable asset mix which resulted from a shift from lower yielding investment securities and money market investments to higher yielding loans. Interest free sources of funds increased $97.3 million. The net interest margin for the nine months ended September 30, 1995 was 4.56%, compared to 4.45% for the nine months ended September 30, 1994.


          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and nine months ended September 30, 1995 and 1994 is presented in Tables 2 and 3.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                       Three months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1995                                  1994
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,757.8        $44.8         6.44%    $2,529.6       $38.5        6.04%
     Loans held-for-sale....................        112.8          2.2         7.72         88.9         1.8        7.81
     Loans, net of unearned income..........      5,858.1        130.1         8.81      5,326.7       110.8        8.25
     Other earning assets...................        207.4          3.1         5.89        416.5         4.8        4.54
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,936.1        180.2         8.00     $8,361.7       155.9        7.40
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,702.2         79.9         4.73      6,282.1        59.0        3.73
     Interest rate spread (2)...............                                   3.27                                 3.67
     Interest free sources utilized
       to fund earning assets...............      2,233.9                                2,079.6
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,936.1         79.9         3.55     $8,361.7        59.0        2.80
                                                 ========       ------                  ========      ------
     Net interest income....................                    $100.3                                 $96.9
                                                                ======                                ======
     Net interest margin (3)................                                   4.45%                                4.60%
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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                          Nine months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1995                                  1994
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,555.1       $123.1         6.44%    $2,667.1      $122.2        6.13%
     Loans held-for-sale....................         79.7          4.9         8.29        113.3         6.2        7.30
     Loans, net of unearned income..........      5,716.6        379.6         8.88      5,257.4       318.1        8.09
     Other earning assets...................        450.1         20.1         5.97        654.7        19.1        3.89
                                                  -------       ------                   -------      ------
     Earning assets.........................     $8,801.5        527.7         8.02     $8,692.5       465.6        7.16
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      6,614.7        227.8         4.61      6,603.0       176.3        3.57
     Interest rate spread (2)...............                                   3.41                                 3.59
     Interest free sources utilized
       to fund earning assets...............      2,186.8                                2,089.5
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $8,801.5        227.8         3.46     $8,692.5       176.3        2.71
                                                 ========       ------                  ========      ------
     Net interest income....................                    $299.9                                $289.3
                                                                ======                                ======
     Net interest margin (3)................                                   4.56%                                4.45%
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



     Provision for Credit Losses

          The provision for credit losses for the third quarter of 1995 totaled $2.4 million compared to $6.0 million for the third quarter of 1994, a decrease of $3.6 million (60.4%). The provision for credit losses for the nine months ended September 30, 1995 totaled $10.3 million, a decrease of $10.7 million (50.8%) over the $21.0 million provision recorded for the first nine months of 1994. These decreases were primarily due to improved credit loss trends.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months and nine months ended September 30, 1995 and 1994.


     Table 4                     Noninterest Income
                                                 Three months ended September 30,         Nine months ended September 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1995         1994     1995/1994        1995        1994     1995/1994
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Service charges on deposit accounts....      $18,150      $17,907          1.4%     $53,601     $54,692        (2.0%)
     Servicing income from securitized
       assets, net..........................        6,397        4,816         32.8       15,174      14,105         7.6
     Trust fees.............................        5,983        4,923         21.5       16,238      14,602        11.2
     Bankcard charges and fees..............        4,517        4,234          6.7       13,312      12,952         2.8
     Mortgage banking income................        4,422        2,818         56.9       11,384      14,317       (20.5)
     Securities gains, net..................          342        2,696        (87.3)       2,187      15,444       (85.8)
     Other income:
       Security sales and fees..............        2,187        1,672         30.8        6,039       5,458        10.6
       Customer service fees................        1,988        2,078         (4.3)       5,655       6,612       (14.5)
       Other................................        5,497       14,539        (62.2)      20,178      28,770       (29.9)
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................        9,672       18,289        (47.1)      31,872      40,840       (22.0)
                                                  -------      -------        -----      -------     -------       -----
            Total noninterest income........      $49,483      $55,683        (11.1)    $143,768    $166,952       (13.9)
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest income for the third quarter of 1995 decreased $6.2 million (11.1%) when compared to the third quarter of 1994. Servicing income on securitized assets increased $1.6 million (32.8%) due to a decrease in the amount of servicing income reserved for credit losses resulting from improved credit experience on the securitized portfolios which was partially offset by lower yields on the Corporation's securitized bankcard receivables portfolio. Trust fees increased $1.1 million (21.5%). Mortgage banking income increased $1.6 million (56.9%) as a result of a $2.3 million increase in capitalized originated mortgage servicing rights income resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995. This increase is partially offset by a $1.3 million decrease in gains on the sale of servicing. Securities gains of $342,000 were recorded in the third quarter of 1995 compared to $2.7 million in gains in the third quarter of 1994. Securities sales are discussed in detail under "Changes in Financial Position." Total other income decreased $8.6 million (47.1%) primarily due to the following gains which were recorded in the third quarter of 1994: $6.9 million on the sale of six branches, $2.4 million on the payoff of loans which were valued at a discount when a banking subsidiary was acquired and $900,000 on the exercise of put warrants received as collateral in a lending arrangement. These declines were partially offset by $1.0 million in income recognized in the third quarter of 1995 from the receipt of loan funds in excess of book value and a leasing gain on the sale of an airplane.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income (cont'd)


          The Corporation's noninterest income for the first nine months of 1995 decreased $23.2 million (13.9%) when compared to the first nine months of 1994. Service charges on deposits decreased $1.1 million (2.0%) due to lower corporate service charges. Servicing income from securitized assets increased $1.1 million (7.6%) due to a decrease in the amount of servicing income reserved for credit losses resulting from improved credit experience on the securitized portfolios which was partially offset by lower yields on the Corporation's securitized bankcard receivables portfolio. Trust fees increased $1.6 million (11.2%) as a result of increases in mutual fund management fees and custody fees. Mortgage banking income decreased $2.9 million (20.5%) primarily due to a $6.0 million decline in gains on the sale of servicing. This decline was partially offset by a $3.5 million increase in capitalized originated mortgage servicing rights income resulting from the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995. Securities gains of $2.2 million were recorded in the first nine months of 1995 compared to $15.4 million in securities gains in the first nine months of 1994. Total other income decreased $9.0 million (22.0%) primarily as a result of $10.7 million in gains recorded in 1994 which included $6.9 million on the sale of six branches, $2.9 million on the payoff of loans which were valued at a discount when a banking subsidiary was acquired and $900,000 on the exercise of put warrants received as collateral in a lending arrangement. In addition, trading income decreased $1.7 million and gains on the disposal of other real estate owned decreased $821,000. These declines were partially offset by $3.5 million in income recognized in 1995 which included $2.3 million on various loan settlement transactions, $675,000 from an other real estate owned property and a $494,000 leasing gain on the sale of an airplane.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expense for the three months and nine months ended September 30, 1995 and 1994.


     Table 5                        Noninterest Expenses

                                                 Three months ended September 30,         Nine months ended September 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1995         1994     1995/1994        1995        1994     1995/1994
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Salaries and wages.....................      $43,778      $45,445        (3.7%)    $128,206    $125,436         2.2%
     Other personnel costs..................       10,692       10,387          2.9       31,294      39,025       (19.8)
     Net occupancy costs....................        8,803        7,916         11.2       24,470      23,858         2.6
     Equipment costs........................        7,426        7,167          3.6       22,547      21,290         5.9
     Other operating expenses:
       External processing fees.............        5,107        3,980         28.3       14,636      11,497        27.3
       Regulatory fees and insurance........        1,710        3,986        (57.1)       9,555      12,170       (21.5)
       Advertising and public relations.....        2,978        3,638        (18.1)      11,642      10,791         7.9
       Postage and communications...........        3,855        3,507          9.9       10,939      10,163         7.6
       Professional fees....................        1,590        4,144        (61.6)       4,974      12,366       (59.8)
       Lending and collection...............        2,035        2,220         (8.3)       4,783       7,331       (34.8)
       Other................................        9,615        8,287         16.0       27,305      26,634         2.5
                                                   ------       ------        -----       ------      ------       -----
         Total other operating expenses.....       26,890       29,762         (9.6)      83,834      90,952        (7.8)
                                                   ------       ------        -----       ------      ------       -----
             Total noninterest expenses.....      $97,589     $100,677         (3.1)    $290,351    $300,561        (3.4)
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest expenses for the third quarter of 1995 decreased $3.1 million (3.1%) when compared to the third quarter of 1994. Salaries and wages decreased $1.7 million (3.7%) primarily due to a $5.0 million decline in severance expense partially offset by a $3.2 million increase in employee incentives and commissions. Other personnel costs increased $305,000 (2.9%) primarily due to a $1.8 million increase in healthcare expenses partially offset by a $1.2 million decline in pension expense. External processing fees increased $1.1 million (28.3%). Regulatory fees and insurance decreased $2.3 million (57.1%) primarily as a result of a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment rate. Professional fees decreased $2.6 million (61.6%) primarily due to lower consulting expenses in the third quarter of 1995.

          The Corporation's noninterest expenses for the first nine months of 1995 decreased $10.2 million (3.4%) when compared to the first nine months of 1994. Salaries and wages increased $2.8 million (2.2%) primarily due to a $7.2 million increase in employee incentives and commissions and a $3.1 million increase in other salary and wages expense partially offset by a $6.9 million decline in severance expense and executive retirement expense. Other personnel costs decreased
     $7.7 million (19.8%) primarily due to $4.4 million in pension settlements stemming from executive retirements in 1994 and a $3.8 million decrease in pension expense partially offset by a $1.6 million increase in healthcare expenses. Equipment costs increased $1.3 million (5.9%) primarily as a result of an increase in depreciation expense and computer hardware and software maintenance. External processing fees increased $3.1 million (27.3%). Regulatory fees and insurance decreased $2.6 million (21.5%) primarily as a result of a reduction in the FDIC assessment rate. Professional fees decreased $7.4 million (59.8%) due to lower consulting expenses and legal fees in 1995.
     Lending and collection expenses decreased $2.5 million (34.8%).

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale increased $621.2 million from December 31, 1994 to September 30, 1995. In the first quarter of 1995, $35.0 million in U. S. Treasury securities were sold, resulting in a gain of $312,000. In the second quarter of 1995, $141.1 million in U.S. Treasury securities were sold, resulting in gains of $213,000, $355.9 million in mortgage-backed obligations of Federal agencies ("MBS's") were sold, resulting in losses of $697,000 and $554,000 in equity securities were sold, resulting in gains of $2.0 million. In the third quarter of 1995, $35.6 million in U.S. Treasury securities were sold, resulting in gains of $207,000. Paydowns, maturities and/or calls on the available-for-sale securities totaled $189.4 million in the first nine months of 1995. These decreases in the portfolio were partially offset by $1.3 billion in purchases which included the following: $529.2 million in U.S. Treasury and U.S. Government agency securities, $693.0 million in MBS's, $20.0 million in collateralized mortgage obligations ("CMO's"), $5.2 million in obligations of state and political subdivisions, $55.5 million in other debt securities and $12.3 million in equity securities. The fair value of the available-for-sale portfolio at September 30, 1995 was $12.6 million above the amortized cost compared to a fair value at December 31, 1994 which was $43.0 million below the amortized cost. This change in the fair value resulted in a $34.6 million adjustment (net of income tax) to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 6 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at September 30, 1995.


          Held-to-Maturity Portfolio

          Investment securities held-to-maturity decreased $16.6 million from December 31, 1994 to September 30, 1995. There were $10.1 billion in paydowns and/or maturities in the first nine months of 1995 which were offset by $10.0 billion in purchases. These purchases included $9.8 billion in U.S. Treasury and U.S. Government agency securities and $200.6 million in CMO's. Purchases and maturities of investment securities held-to-maturity increased substantially in the third quarter of 1995. These increases resulted from a change in the Corporation's investment strategy from investing in overnight repurchase agreements to investing in short-term U.S. Government agency securities. The fair value of the held-to-maturity portfolio at September 30, 1995 was $8.9 million below the amortized cost. Table 7 provides information on the gross unrealized gains and losses of the held-to-maturity portfolio at September 30, 1995.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The amortized cost and fair values of the available-for-sale securities at September 30, 1995 are shown in the following table.


     Table 6                    Available-for-Sale Portfolio
                                                                            September 30, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $357,142       $1,252        ($104)   $358,290
     Mortgage-backed obligations of
        Federal agencies..................................   1,038,229        4,148       (5,376)  1,037,001
     Collateralized mortgage obligations:
        Issued by Federal agencies........................      12,223           35           (2)     12,256
        Privately issued..................................      16,643           51            -      16,694
     Obligations of states and political
        subdivisions......................................     134,691        7,423         (704)    141,410
     Other debt securities................................      68,195            -            -      68,195
     Equity securities....................................      32,769        5,934          (17)     38,686
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,659,892      $18,843      ($6,203) $1,672,532
                                                            ==========   ==========   ==========  ==========



          The amortized cost and fair values of the held-to-maturity securities at September 30, 1995 are shown in the following table.


     Table 7                     Held-to-Maturity Portfolio
                                                                            September 30, 1995
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $640,871       $1,950      ($6,765)   $636,056
     Mortgage-backed obligations of
        Federal agencies..................................     144,794          791       (2,177)    143,408
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     482,277        4,366       (5,084)    481,559
        Privately issued..................................      52,692            -       (1,958)     50,734
     Other debt securities................................       1,000            -            -       1,000
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $1,321,634       $7,107     ($15,984) $1,312,757
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income increased to $6.0 billion at September 30, 1995 from $5.5 billion at December 31, 1994. This $566.9 million (10.4%) increase is due to both commercial and retail loan growth.

          Commercial loans grew $212.1 million (13.0%) from December 31, 1994 to September 30, 1995, thereby contributing 37% of the total loan growth for the Corporation. The majority of the commercial loan growth was from large corporate borrowers within the multi-national sector.

          Commercial real estate loans, which include both construction and commercial mortgages, increased $30.1 million (2.4%) from December 31, 1994 to September 30, 1995. Approximately 75% of the growth was from fundings under existing construction loan commitments. Commercial mortgages grew due to new fundings more than offsetting payouts.
     The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 9 and 10.

          Residential mortgages have increased $54.2 million (9.1%) since December 31, 1994. The Corporation originates residential mortgages primarily for sale in the secondary market. New originations for the Corporation's permanent portfolio are principally low income housing and adjustable rate products. Growth in the residential mortgage portfolio has slowed during 1995 as consumer interest in adjustable rate mortgage products has diminished in the low interest rate environment.

          Retail loans grew $78.2 million (7.9%) from December 31, 1994 to September 30, 1995. The majority of retail loan growth during 1995 occurred in the third quarter due to a summer loan promotion of retail lending products. Growth was experienced for both direct installment and second mortgage products.

          Bankcard outstandings grew $53.9 million (10.8%) from December 31, 1994 to September 30, 1995. Approximately 71% of the outstanding growth occurred in the first half of 1995 due to a first quarter 1995 marketing program.

          Leases receivable increased $55.3 million (21.3%) since December 31, 1994. The increase in this portfolio was the result of several large transportation equipment transactions in the first and second quarters of 1995.

          Foreign loans increased $83.1 million (34.0%) from December 31, 1994 to September 30, 1995. The majority of growth has been in loans to customers within the shipping industry.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 8.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 8              Significant Exposures by Industry Classification
                                                                             September 30, 1995
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
     Communications Industries:
        Cable.............................................    $175,534      $34,086     $209,620      $2,419
        Publishing & Newspapers...........................      63,618       14,700       78,318        -
        Wireless..........................................      50,944       23,329       74,273        -
        Broadcast.........................................      18,415       10,559       28,974        -
                                                              --------     --------     --------    --------
                                                              $308,511      $82,674     $391,185      $2,419
                                                              --------     --------     --------    --------
     Healthcare (1).......................................    $317,343      $82,936     $400,279        $176
     Transportation (2)...................................    $419,904      $21,369     $441,273      $5,088

     ----------------
     (1)  Includes exposure to hospitals and nursing care facilities, both commercial loans and real estate loans.
     (2)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.

     Table 9              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                             September 30, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $83,321     $252,552         $958        $274
     Industrial warehouse and other commercial
       properties.........................................      28,322      178,981          836           -
     Retail...............................................      77,103      135,604        2,266       2,921
     Hospitals/nursing home medical centers...............       6,605       79,766            -           -
     Hotels/motels........................................           -       57,252            -           -
     Commercial land......................................      42,464            -          462       5,423
     Churches, restaurants and other special purpose
        properties........................................      10,357       61,802          839           -
     Apartments...........................................      16,971       55,471          145         128
     Mixed use............................................           -       49,783            5           -
     Residential land.....................................       8,216            -          787       1,343
     Other land-farm recreational facilities..............           -        7,941          586           -
     Residential properties held for resale...............       3,893            5            -           -
     Miscellaneous........................................      14,153      106,424          231           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $291,405     $985,581       $7,115     $10,089
                                                            ==========   ==========   ==========  ==========

     Table 10              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                             September 30, 1995
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $207,639     $650,886       $3,429      $6,160
     Pennsylvania.........................................      23,653      177,983        3,679       1,059
     Virginia.............................................      24,043       36,795            -       2,096
     Washington, D.C......................................      19,080       30,479            -         274
     Florida..............................................       9,722       18,934            -         500
     New Jersey...........................................       3,234       19,524            -           -
     Delaware.............................................           -        8,907            7           -
     All other............................................       4,034       42,073            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $291,405     $985,581       $7,115     $10,089
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $50.5 million at September 30, 1995, a decrease of $23.6 million when compared to nonperforming assets of $74.1 million at December 31, 1994. The most significant changes in nonperforming assets in the nine months ended September 30, 1995 were paydowns of $28.7 million, loans reclassified to accrual status of $10.7 million, other real estate owned sales of $8.8 million and charge-offs of $1.5 million. These decreases were partially offset by $26.1 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included a $4.5 million real estate loan which was upgraded from troubled debt restructuring status and returned to accrual and $6.2 million in commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant charge-offs were on nonaccrual real estate loans.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.


     Table 11                         Nonperforming Assets

                                                          September 30, December 31, September 30,
                                                               1995         1994          1994
                                                          ------------- ------------ -------------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $16,743      $13,326      $29,229
       Real estate, construction..........................       1,254        2,709        3,061
       Real estate mortgage, commercial...................       5,861       27,633       29,602
       Real estate mortgage, residential..................       5,364        5,250        5,420
       Leases receivable..................................           -           85          524
     Foreign..............................................       9,703        5,300        3,800
                                                              --------     --------     --------
           Total nonaccrual loans.........................      38,925       54,303       71,636
                                                              --------     --------     --------
     Restructured loans...................................         437        4,974          164
     Other assets owned:
       Other real estate..................................      11,153       18,920       19,237
       Valuation reserves.................................        (345)      (4,185)      (4,185)
       Other assets.......................................         300          118          127
                                                              --------     --------     --------
           Total other assets owned.......................      11,108       14,853       15,179
                                                              --------     --------     --------
       Total nonperforming assets.........................     $50,470      $74,130      $86,979
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.84%        1.35%        1.59%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $12,932      $13,338      $13,449
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


          The following table details certain information relating to the allowance for credit losses of the Corporation for the nine months ended September 30, 1995 and September 30, 1994, respectively.

     Table 12                 Analysis of the Allowance for Credit Losses


                                                          Nine months ended September 30,
                                                          -------------------------------
                                                               1995         1994
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $191,024     $200,006
     Provision for credit losses..........................      10,334       20,996
     Losses charged off:
         Commercial loans.................................        (284)      (1,748)
         Real estate loans, construction..................        (635)      (1,333)
         Real estate loans, mortgage:
           Residential....................................        (110)        (265)
           Commercial.....................................        (582)      (2,533)
         Retail...........................................      (2,160)      (3,929)
         Bankcard receivables.............................     (20,721)     (20,097)
         Leases receivable................................         (28)        (238)
         Foreign..........................................      (1,763)           -
                                                              --------     --------
           Total losses charged off.......................     (26,283)     (30,143)

     Recoveries of losses previously charged off:
         Commercial loans.................................         665        3,188
         Real estate loans, construction..................         103           16
         Real estate loans, mortgage:
           Residential....................................          26           24
           Commercial.....................................         337          418
         Retail...........................................       1,754        2,249
         Bankcard receivables.............................       3,844        3,890
         Leases receivable................................         170          351
                                                              --------     --------
           Total recoveries...............................       6,899       10,136
     Net losses charged off...............................     (19,384)     (20,007)
                                                              --------     --------
     Total allowance at September 30......................    $181,974     $200,995
                                                              ========     ========

     Average loans, net of average unearned income........  $5,716,645   $5,257,384
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $6,025,797   $5,470,511
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.45%        0.51%

     Allowance as a percentage of period end loans, net
        of unearned income................................        3.02         3.67

     Allowance as a percentage of nonperforming loans.....      462.31       279.94

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits increased $59.2 million from December 31, 1994 to September 30, 1995. Core deposits totaled $6.0 billion at September 30, 1995 and at December 31, 1994. Money market deposits declined $127.2 million offset by a $204.7 million increase in other consumer time deposits. In the second quarter of 1995, a banking subsidiary of the Corporation purchased a branch which resulted in an increase in deposits of $6.8 million. Purchased deposits, which include large denomination time and foreign time deposits, increased $120.0 million.

          Total deposits increased $103.5 million from September 30, 1994 to September 30, 1995. Core deposits decreased $99.8 million primarily due to declines in money market deposits of $150.0 million and other savings deposits of $99.5 million partially offset by an increase in other consumer time deposits of $177.1 million. Purchased deposits increased $203.3 million primarily as a result of a $170.7 million increase in large denomination time deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at September 30, 1995, December 31, 1994 and September 30, 1994, based upon the capital requirements of the Federal Reserve Board.

     Table 13                       Capital Components
                                                                       September 30, December 31, September 30,
                                                                            1995         1994         1994
                                                                       ------------ ------------- -------------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................     993,412      879,172     861,792
     Disallowed intangibles............................................     (38,136)     (40,956)    (41,902)
     Unrealized losses (gains) on investment securities available-
        for-sale (1)...................................................      (7,637)      26,969      16,216
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,092,491    1,010,037     980,958
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................     103,710      109,676     109,665
     Allowance for credit losses (2)...................................     101,146       91,105      90,808
     Mandatory convertible securities..................................      59,966       59,960      59,958
                                                                           --------     --------           0
     Tier 2 capital....................................................     264,822      260,741     260,431
                                                                           --------     --------    --------
     Total capital.....................................................  $1,357,313   $1,270,778  $1,241,389
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $8,010,869   $7,188,442  $7,154,431
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines)..................  $9,783,313   $9,180,622  $9,168,913
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.64%       14.05%      13.71%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       16.94        17.68       17.35
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       11.21        11.05       10.75

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $82.5 million and $86.5 million, respectively, when September 30, 1995 is compared to December 31, 1994 primarily due to $88.7 million in net income partially offset by $8.9 million in dividends declared on preferred stock in the first nine months of 1995. Tier 1 and total capital increased $111.5 million and $115.9 million, respectively, when September 30, 1995 is compared to September 30, 1994 primarily as a result of $117.2 million in net income during this period partially offset by $11.8 million in dividends declared on preferred stock. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 29

     Table 14
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                          Three months ended September 30, 1995
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $614.4      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        45.6          0.7         5.95
       Trading account securities.........................         2.9            -         5.82
       Funds sold.........................................       158.9          2.4         5.87
     Investment securities available-for-sale:
       Taxable securities.................................     1,087.4         17.0         6.20
       Tax-exempt securities(1)...........................       146.9          4.9        13.26
       Equity investments.................................        32.5          0.3         3.85
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,266.8         22.2         6.96
     Investment securities held-to-maturity:
       Taxable securities.................................     1,491.0         22.6         6.00
     Loans held-for-sale..................................       112.8          2.2         7.72
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,748.9         36.2         8.21
       Real estate, construction..........................       284.2          6.6         9.20
       Real estate mortgage, commercial...................       973.7         21.8         8.89
       Real estate mortgage, residential..................       645.6         11.7         7.16
       Retail.............................................     1,037.4         22.6         8.66
       Bankcard...........................................       542.3         20.8        15.23
       Leases receivable..................................       304.6          4.3         5.62
       Foreign............................................       321.4          6.1         7.52
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,858.1        130.1         8.81
        Allowance for credit losses.......................      (184.2)           -            -
                                                             ---------
          Loans, net......................................     5,673.9            -            -
     Other assets (4).....................................       425.0            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,791.3       $180.2
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,802.8      $     -           - %
                                                             ---------
       Interest bearing demand............................       512.5          3.0         2.33
       Money market accounts..............................     1,106.9          9.9         3.55
       Savings...........................................      1,034.1          7.1         2.72
       Other consumer time................................     1,602.0         22.1         5.46
       Large denomination time............................       610.3          9.2         6.00
     Deposits in foreign banking offices..................       166.7          2.6         6.21
                                                             ---------     ---------
          Total interest bearing deposits.................     5,032.5         53.9         4.25
                                                             ---------     ---------
          Total deposits..................................     6,835.3            -            -
     Funds purchased......................................       666.9          9.4         5.56
     Other borrowed funds, short-term.....................       796.3         11.9         5.95
     Other liabilities....................................       159.2            -            -
     Long-term debt (5)...................................       206.5          4.7         9.01
     Stockholders' equity.................................     1,127.1            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,791.3        $79.9
                                                              ========     ========

     Earning assets/interest income.......................    $8,936.1       $180.2         8.00%
     Interest bearing liabilities/interest expense........     6,702.2         79.9         4.73
     Earning assets/interest expense......................     8,936.1         79.9         3.55

     Interest rate spread (6).............................                                  3.27%
                                                                                           =====
     Net interest margin (7)..............................                                  4.45%
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

     PAGE 30

     Table 15
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                           Nine months ended September 30, 1995
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $580.3      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        33.1          1.6         6.23
       Trading account securities.........................        16.6          0.8         6.63
       Funds sold.........................................       400.4         17.7         5.92
     Investment securities available-for-sale:
       Taxable securities.................................       929.3         42.4         6.10
       Tax-exempt securities(1)...........................       172.6         15.7        12.14
       Equity investments.................................        30.6          0.9         4.15
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,132.5         59.0         6.96
     Investment securities held-to-maturity:
       Taxable securities.................................     1,422.6         64.1         6.03
     Loans held-for-sale..................................        79.7          4.9         8.29
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,716.4        107.5         8.38
       Real estate, construction..........................       276.6         19.0         9.18
       Real estate mortgage, commercial...................       978.6         64.5         8.81
       Real estate mortgage, residential..................       639.6         34.3         7.18
       Retail.............................................     1,014.2         66.1         8.71
       Bankcard...........................................       516.4         59.3        15.36
       Leases receivable..................................       286.2         12.3         5.75
       Foreign............................................       288.6         16.6         7.67
                                                             ---------     ---------
            Total loans, net of unearned income...........     5,716.6        379.6         8.88
        Allowance for credit losses.......................      (187.3)           -            -
                                                             ---------
          Loans, net......................................     5,529.3            -            -
     Other assets (4).....................................       410.7            -            -
                                                             ---------     ---------
          Total assets/interest income....................    $9,605.2       $527.7
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,748.3      $     -           - %
                                                             ---------
       Interest bearing demand............................       519.3          9.1         2.34
       Money market accounts..............................     1,161.2         30.5         3.51
       Savings...........................................      1,061.0         21.5         2.72
       Other consumer time................................     1,499.9         58.0         5.17
       Large denomination time............................       584.5         26.3         6.01
     Deposits in foreign banking offices..................       152.8          6.9         6.01
                                                             ---------     ---------
          Total interest bearing deposits.................     4,978.7        152.3         4.09
                                                             ---------     ---------
          Total deposits..................................     6,727.0            -            -
     Funds purchased......................................       726.8         30.6         5.64
     Other borrowed funds, short-term.....................       697.3         30.8         5.92
     Other liabilities....................................       152.2            -            -
     Long-term debt (5)...................................       211.9         14.1         8.87
     Stockholders' equity.................................     1,090.0            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................    $9,605.2       $227.8
                                                              ========     ========

     Earning assets/interest income.......................    $8,801.5       $527.7         8.02%
     Interest bearing liabilities/interest expense........     6,614.7        227.8         4.61
     Earning assets/interest expense......................     8,801.5        227.8         3.46

     Interest rate spread (6).............................                                  3.41%
                                                                                           =====
     Net interest margin (7)..............................                                  4.56%
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

                            Part II - Other Information


     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     November 13, 1995                   BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     November 13, 1995                   BY /s/ James A. Smith
                                         ----------------------------
                                         James A. Smith
                                         Senior Vice President and
                                           Chief Accounting Officer