Form 10-K405
period 1995-12-31
FIRST MARYLAND BANCORP
filed 1996-03-22
CIK 36510

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995

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

        Securities registered pursuant to Section 12(g) of the Act: N/A

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days. Yes  [X]   No
                                                            -----     -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

  The aggregate market value as of March 8, 1996, of voting stock held by non-affiliates (comprised of 6,000,000 shares of the registrant's 7.875% Noncumulative Preferred Stock, Series A) was $150,000,000.

     ALL 594,480,215 OUTSTANDING SHARES OF COMMON STOCK, $ 1/7 PAR VALUE,
          OF THE REGISTRANT ARE OWNED BY ALLIED IRISH BANKS, P.L.C.,
                         AN IRISH BANKING CORPORATION.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive Information Statement filed March 22, 1996 are incorporated herein by reference in response to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
 Item  1-- Business.....................................................     1
 Item  2-- Properties...................................................     7
 Item  3-- Legal Proceedings............................................     7
 Item  4-- Submission of Matters to a Vote of Security Holders..........     7
                                    PART II
 Item  5-- Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................     9
 Item  6-- Selected Consolidated Financial Data.........................     9
 Item  7-- Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    10
 Item  8-- Financial Statements and Supplementary Data:
           First Maryland Bancorp and Subsidiaries:
           Consolidated Statements of Income............................    36
           Consolidated Statements of Condition.........................    37
           Consolidated Statements of Changes in Stockholders' Equity...    38
           Consolidated Statements of Cash Flows........................    39
           Notes to Consolidated Financial Statements...................    40
           Management's Report on Responsibility for Financial
            Reporting...................................................    72
           Independent Auditors' Report.................................    73
 Item  9-- Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    75
                                   PART III
 Item 10-- Directors and Executive Officers of the Registrant(1)
 Item 11-- Executive Compensation(1)
 Item 12-- Security Ownership of Certain Beneficial Owners and
            Management(1)
 Item 13-- Certain Relationships and Related Transactions(1)
                                    PART IV
 Item 14-- Exhibits, Financial Statement Schedules, and Reports on Form
            8-K:
           Financial Statement Schedules................................    75
           Exhibits ....................................................    75
           Reports on Form 8-K..........................................    76
 Signatures..............................................................   77

--------
(1) Incorporated by reference to portions of the Registrant's definitive Information Statement filed March 22, 1996.

                                    PART I

ITEM 1. BUSINESS

  First Maryland Bancorp (the "Corporation") is a Maryland corporation incorporated in 1973 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1995, the Corporation had consolidated total assets of $10.5 billion, total deposits of $7.0 billion, and total stockholders' equity of $1.2 billion. Its principal subsidiaries are The First National Bank of Maryland ("First National"), First Omni Bank, N. A. ("First Omni") and The York Bank and Trust Company ("York Bank"). These banks provide comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The assets of these banks at December 31, 1995 accounted for approximately 96% of the Corporation's consolidated total assets and the banks contributed approximately 89%, 93% and 91% to the consolidated net income of the Corporation for each of the three years ended December 31, 1995, 1994 and 1993, respectively.

  First National, the Corporation's largest subsidiary, is a national banking association chartered under the laws of the United States. It commenced operations in Baltimore, Maryland on July 10, 1865 and is the successor to a Maryland banking institution founded in 1806. At December 31, 1995, First National was the second largest commercial bank headquartered in Maryland in terms of assets, loans and deposits, with assets of $8.4 billion, net loans of $4.6 billion, and deposits of $6.2 billion. Its assets at such date comprised approximately 80% of the consolidated assets of the Corporation. Including its main office, First National operates 200 banking facilities in Maryland, including 149 full service offices, and loan production offices in Washington, D.C., Easton, Maryland, and York, Pennsylvania. It conducts international activities at its Baltimore headquarters, a Cayman Islands branch and a representative office in London, and maintains correspondent accounts with approximately 70 foreign banks. It offers investment, foreign exchange and securities brokerage services, operates a brokerage subsidiary and acts as investment adviser to the ARK Funds, a family of proprietary mutual funds.

  York Bank was acquired by the Corporation on December 31, 1991. It is a Pennsylvania chartered commercial bank organized in 1960 as the product of a consolidation of two banks chartered in 1810 and 1890. At December 31, 1995, York Bank had assets of $1.1 billion, net loans of $653.5 million, deposits of $888.6 million and 28 full service offices in south central Pennsylvania and a loan production office in Lancaster County, Pennsylvania. It is the largest banking institution headquartered in York County, Pennsylvania, a market contiguous with First National's principal market.

  First Omni is a national banking subsidiary of the Corporation headquartered in Millsboro, Delaware and conducts retail bankcard services. It offers MasterCard(R) and VISA(R) bankcards both directly and as agent for other banks. At December 31, 1995, it managed bankcard receivables of $819.7 million (including $165.0 million of securitized bankcard receivables).

  The Corporation operates various other subsidiaries, including First National Mortgage Corporation, a mortgage banking company which originates, sells and services residential mortgage loans through its network of 20 offices in Maryland, Delaware, Indiana, Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia; First National Bank of Maryland, D.C. ("First D.C."), a national bank with 3 offices in the District of Columbia; First Maryland Leasecorp, a commercial finance company specializing in equipment financing; and First Maryland Mortgage Corporation, a commercial real estate lender. On January 24, 1996, the Corporation announced that it had entered into a definitive agreement to acquire 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, the principal subsidiary of which is Washington Federal Savings Bank. At December 31, 1995, 1st Washington had total assets of $801 million and total deposits of $443 million, and conducted its business primarily from offices in the District of Columbia and surrounding portions of northern Virginia and Maryland. Consummation of the transaction is subject to 1st Washington shareholder and regulatory approvals. If approved, the acquisition will allow the Corporation to enhance its existing presence in the District and to expand its full service bank franchise to Virginia.

  Allied Irish Banks, p.l.c. ("AIB") is an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. In December 1983, AIB acquired 43% of the outstanding shares of the Corporation. On March 21, 1989, AIB increased its investment to 100% of the voting stock of the Corporation, thereby furthering its strategic objective of increasing the geographic diversification of its investments and operations. AIB is a registered bank holding company under the Bank Holding Company Act and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1995. Based upon United States generally accepted accounting principles at December 31, 1995, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $38.2 billion. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States and the United Kingdom.

COMPETITION

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws enacted in 1994 or that may be in effect or enacted in the future. Federal law now provides, among other things, that: (1) bank holding companies may (subject to certain conditions) acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; (2) effective June 1, 1997 (sooner if both states opt-in to interstate branching), banks will be permitted to merge across state lines provided neither state has opted-out of interstate branching; and (3) a bank in one state may establish a denovo branch in another state provided that the other state's laws permit the establishment of the branch. Maryland, Virginia and Pennsylvania have opted in to interstate acquisitions, mergers and denovo branching, Delaware has opted in to interstate acquisitions and mergers and the District of Columbia has taken no action to opt in. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

SUPERVISION AND REGULATION

  The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of the Corporation and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described.

 Bank Holding Company Regulation

  The Corporation, as a bank holding company registered under the Bank Holding Company Act, is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the staff of the Federal Reserve Bank of Richmond.

  The Bank Holding Company Act requires that a bank holding company obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under Federal and state laws in effect through September 28, 1995, the Federal Reserve Board could not approve the acquisition by the Corporation of any bank located outside the State of Maryland unless such acquisition was specifically authorized by the statutory law of the state in which such bank was located. Effective September 29, 1995, and subject to applicable Federal and state approval procedures and registration requirements, the Corporation may acquire banks in any state in the United States and the Federal Reserve Board may approve the acquisition by the Corporation of any bank located outside of the State of Maryland without regard to whether such acquisition is prohibited under the laws of any state.

  The Bank Holding Company Act also generally prohibits a bank holding company from engaging in, or from acquiring direct or indirect control of voting shares of any company engaged in activities other than banking and the management of banking organizations, and any nonbanking activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the Federal Reserve Board is generally required prior to engaging in permissible nonbanking activities.

 The Banks

  First National, First Omni, and First D.C. (the "National Banks" and together with York Bank, the "Banks"), as national banking associations, are subject to the supervision of, and regulation and examination by the Comptroller of the Currency of the United States (the "Comptroller"). York Bank, a Pennsylvania state chartered bank, is supervised, regulated and examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions. Commencing June 1, 1997 (or sooner if permitted by applicable state laws), banks will be permitted to merge across state lines (thereby creating interstate branch networks) provided that neither the state in which the surviving bank maintains its main office nor the state in which the acquired bank maintains its main office opt-out of interstate branching before June 1, 1997.

  All of the National Banks are members of the Federal Reserve System, and the deposits of all the Banks are insured by the FDIC. Some of the aspects of the lending and deposit business of the Banks which are subject to regulation by the Federal Reserve Board or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Banks are subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

  The approval of the Comptroller is required for any dividend by a national bank if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the Comptroller, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. In addition, the "prompt corrective action" provisions of FDICIA (see discussion entitled "FDICIA" below) prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized." Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 1996, approximately $124.0 million of retained earnings of the National Banks was available to pay dividends to the Corporation.

  Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required.

  The Federal Reserve Board and the Comptroller also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the Comptroller's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the Comptroller to be such an unsafe or unsound practice. The Comptroller has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1996 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

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

 Capital Requirements

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1995, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualify as Tier 2 capital are limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Corporation's national and state chartered banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by the Comptroller and the FDIC, respectively. On December 31, 1995, the Corporation had a Tier 1 capital to risk adjusted assets ratio of 13.77%, a total (Tier 1 plus Tier 2) capital ratio of 17.05%, and a leverage ratio of 10.91%.

  Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver by the appropriate federal regulatory authority.

  In September 1993, the federal bank regulatory agencies issued proposed revisions to their capital adequacy guidelines (the "guidelines") which provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. A final rule amending the guidelines became effective on September 1, 1995. At the same time, the regulatory agencies published a proposed policy statement (the "policy statement") on the measurement of the effects of interest rate risk ("IRR") on capital. As amended, the guidelines explicitly provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor to be considered in evaluating capital adequacy. The policy statement proposes a uniform supervisory framework for measuring and monitoring IRR, using data to be supplied by banks in their periodic reports of condition to regulators. The results of the supervisory measurements, together with information from a bank's internal IRR measurement system and other qualitative factors, will be used by the regulators to determine, on a case-by-case basis, whether a bank's capital is adequate for the level of IRR to which it is exposed. The regulatory agencies have not yet indicated when the IRR reporting set forth in the policy statement will commence. Eventually, the regulatory agencies plan to establish specific supervisory levels of IRR and a specific capital charge for IRR. The Corporation does not believe that implementation of the policy statement will have an adverse effect on the Corporation.

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

  Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution is placed in one of the following capital categories: (i) well capitalized (a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (ii) adequately capitalized (a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%); (iii) undercapitalized (a total risk-based capital ratio of under 8% or a Tier 1 risk-based ratio under 4% or a leverage ratio under 4%); (iv) significantly undercapitalized (a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (v) critically undercapitalized (a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories.

All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their appropriate Federal banking regulator, and are generally subject to the appointment of a conservator or receiver. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institutions. For example, in the case of an undercapitalized banking institution, the bank holding company is required to guarantee that the undercapitalized subsidiary complies with a recapitalization plan and may be liable for civil monetary penalties for failure to fulfill its commitment on such guarantee. In addition, in the case of a significantly undercapitalized banking institution, the appropriate Federal banking regulator is authorized to prohibit the holding company from making any capital distribution (including paying dividends) without the prior approval of the Federal Reserve Board. As of December 31, 1995, each of the Banks met the requirements of a "well-capitalized" institution.

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

  The FDIC has also issued regulations implementing, effective for the semi-annual assessment period commencing January 1, 1993, a system of risk-based FDIC-insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits. Effective June 1, 1995, the FDIC lowered the range of assessment rates to 4 basis points to 31 basis points, thus reducing premiums for banks in the lowest risk classification from 23 basis points to 4 basis points. For the period from June 1, to December 31, 1995, the Banks paid premiums at the 4 basis point level. Commencing January 1, 1996, the Banks' BIF insurance premium will be zero (subject to a statutory minimum assessment of $2,000 per year), subject to the FDIC's right, upon 45 days' prior notice to the Banks, to increase the assessment rate by a maximum of 5 basis points in order to maintain the BIF at the statutorily mandated level. First National will continue to pay a 23 basis point premium to the Savings Association Insurance Fund in respect of certain thrift deposits it acquired during 1991 to 1994.

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

EMPLOYEES

  As of December 31, 1995, the Corporation employed approximately 4,527 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 67% of the 333,000 square feet of office space available in the building. The Corporation's lease for this space expires in June 1997, with a renewal option to the year 2002. During 1995, the annual rental for the space, less amounts received on subleases to others, was $5.2 million. The Corporation is in the process of evaluating a number of alternative locations if the lease cannot be renewed at a favorable rate, and is also engaged in discussions with its current landlord.

  The Corporation is the sole tenant at First Center (formerly the Paca Pratt Building) located at 110 South Paca Street, Baltimore, Maryland. The building contains 267,000 square feet of office space and houses certain lending, staff, and operations functions of the Corporation. The current lease term expires on December 31, 2011. During 1995, the annual base rental for the space was $2.6 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  The Corporation also owns First Bank Center located at Mitchell Street, Millsboro, Delaware. The building, acquired in 1981, contains approximately 300,000 square feet of space, sits on approximately 60 acres of land, and houses certain retail operations functions of First National together with the branch and bankcard functions of First Omni.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings located in Maryland, New York, Pennsylvania, Delaware, Indiana, Kentucky, Mississippi, Tennessee, Virginia, West Virginia and the District of Columbia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting (the "Meeting") of the stockholders of the Corporation was held on Monday, October 30, 1995, at the Corporation's main office in Baltimore, Maryland. AIB, as the holder of record of all of the Corporation's common stock, was the only person entitled to vote on the matter considered at the Meeting. Holders of record of shares of the Corporation's 7.875% Noncumulative Preferred Stock, Series A (the "Series A Preferred") were notified of and could attend the Meeting, but were not entitled to vote.

  At the Meeting, AIB approved an amendment to the charter of the Corporation that gives each outstanding share of the Series A Preferred one vote, voting together with the common stockholder, on each matter submitted to a vote at a meeting of stockholders of the Corporation. As a result of the amendment, the Corporation has the flexibility to structure an acquisition as a tax free reorganization under the Internal Revenue Code (the "Code") using securities of AIB, since the common stock and the Series A Preferred now constitute one "class" of voting stock under the Code, and AIB controls 99% of the voting power of the Corporation's single outstanding class of capital stock, in excess of the 80% voting control requirement of the Code.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table presents information concerning the executive officers of the Corporation. Each was elected at the 1995 Annual Meeting of Stockholders to serve for a one year term, with the exception of Ms. Keating, who was appointed by the Board of Directors to serve until the 1996 Annual Meeting of Stockholders and until a successor is elected and qualified.

                                                                     YEAR FIRST
            NAME                        POSITIONS HELD           AGE  ELECTED
            ----                        --------------           --- ----------
Jeremiah E. Casey............ Chairman of the Board of the        56    1985
                               Corporation and each of its
                               subsidiaries
Frank P. Bramble............. President and CEO of the            47    1994
                               Corporation and First National
Harry E. Berry............... Executive Vice President and        50    1994
                               Chief Credit Officer of the
                               Corporation and First National
David M. Cronin.............. Executive Vice President and        46    1989
                               Treasurer of the Corporation;
                               Executive Vice President of
                               First National
Jerome W. Evans.............. Executive Vice President and        49    1994
                               Chief Administrative Officer of
                               the Corporation and First
                               National
Walter R. Fatzinger, Jr. .... Executive Vice President of the     53    1994
                               Corporation and First National;
                               President and CEO of First D.C.
Susan M. Keating............. Executive Vice President of the     45    1996
                               Corporation and First National
Jeffrey D. Maddox............ Executive Vice President of the     41    1994
                               Corporation and First National
Frederick W. Meier, Jr.(1)... Executive Vice President of the     52    1984
                               Corporation and First National
Robert W. Schaefer........... Executive Vice President and        62    1973
                               Chief Financial Officer of the
                               Corporation and First National
Richard H. White............. Executive Vice President of the     49    1994
                               Corporation and First National;
                               President and CEO of First Omni

--------
(1) Mr. Meier retired from the Corporation and its subsidiaries effective March 1, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Corporation became a wholly owned subsidiary of AIB on March 21, 1989 and, as a result, the Corporation's common stock is no longer listed or traded on any securities exchanges.

  The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is First National. As of March 8, 1996, there were 868 registered holders of the Preferred Stock.

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

                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF
 OPERATIONS:
Interest and dividend
 income.................  $  707,541  $  619,746  $  617,237  $  648,009  $  675,597
Interest expense........     314,548     241,099     234,038     284,657     372,518
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....     392,993     378,647     383,199     363,352     303,079
Provision for credit
 losses.................      16,000      22,996      45,291      58,126      69,496
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 credit losses..........     376,993     355,651     337,908     305,226     233,583
Noninterest income......     195,910     210,978     233,445     198,182     180,563
Noninterest expenses....     388,724     396,201     394,653     361,730     304,039
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................     184,179     170,428     176,700     141,678     110,107
Income tax expense......      63,992      59,288      62,832      49,205      35,051
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $  120,187  $  111,140  $  113,868  $   92,473  $   75,056
                          ==========  ==========  ==========  ==========  ==========
Dividends declared on
 preferred stock........  $   11,820  $   11,820  $    1,575  $      --   $      --
CONSOLIDATED AVERAGE
 BALANCES:
Total assets............  $9,789,500  $9,411,400  $9,395,700  $9,003,000  $7,796,500
Loans, net of unearned
 income.................   5,804,700   5,291,200   5,099,300   5,293,900   4,832,900
Deposits................   6,744,100   6,635,300   6,651,800   6,764,400   5,788,100
Long-term debt..........     269,500     198,000     189,500     165,500     196,200
Common stockholder's
 equity.................     965,000     856,600     756,700     646,700     552,600
Stockholders' equity....   1,109,800   1,001,500     763,900     646,700     552,600
CONSOLIDATED RATIOS:
Return on average
 assets(1)..............        1.23%       1.18%       1.21%       1.03%       0.96%
Return on average common
 stockholder's
 equity(2)..............       11.23       11.59       14.84       14.30       13.58
Return on average total
 stockholders'
 equity(2)..............       10.83       11.10       14.91       14.30       13.58
Average total
 stockholders' equity to
 average total
 assets(2)..............       11.34       10.64        8.13        7.18        7.09
Capital to risk adjusted
 assets(3):
 Tier 1.................       13.77       14.05       12.88       10.02        8.06
 Total..................       17.05       17.68       16.62       14.05       11.03
Tier 1 leverage
 ratio(3)...............       10.91       11.05        9.60        7.20        7.33
Net interest margin(4)..        4.47        4.51        4.64        4.58        4.39
Net charge-offs to
 average loans less
 average unearned
 income.................        0.51        0.56        0.83        1.15        1.10
Allowance for credit
 losses to year end
 loans, net of unearned
 income.................        2.89        3.50        3.85        3.88        3.63
Year end nonperforming
 assets to year end
 loans, net of unearned
 income plus other
 foreclosed assets
 owned(5)...............        0.73        1.35        2.59        3.83        3.47

--------
(1) Average assets include average unrealized gains (losses) on investment securities available-for-sale.

(2) Average stockholders' equity includes average unrealized gains (losses) on investment securities available-for-sale, net of income (tax) benefits.
(3) The Federal Reserve Board guidelines for risk-based capital requirements applicable to all bank holding companies require the minimum ratios of Tier 1 and total capital to risk-adjusted assets to be 4% and 8%, respectively. The Federal Reserve Board's minimum leverage guidelines require all bank holding companies to maintain a ratio of Tier 1 capital to total average quarterly assets of at least 3%.
(4) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.
(5) Nonperforming assets include nonaccrual loans, restructured loans, and collateral on loans to which the Corporation has taken title.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1995, 1994 and 1993 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

EARNINGS SUMMARY

  The Corporation's net income for the year ended December 31, 1995 was $120.2 million, compared to $111.1 million for the year ended December 31, 1994, an increase of $9.1 million (8.1%). This increase is the result of an increase in net interest income, a decrease in noninterest expenses and a reduction in the provision for credit losses partially offset by a decline in noninterest income.

  The Corporation's net income for the year ended December 31, 1994 was $111.1 million, compared to $113.9 million for the year ended December 31, 1993, a decrease of $2.8 million (2.4%). This decrease is the result of decreases in net interest income and noninterest income partially offset by a reduction in the provision for credit losses.


                     ANALYSIS OF RETURN ON AVERAGE ASSETS

NET INTEREST INCOME

  Net interest income, the largest component of the Corporation's earnings, is the difference between the interest and yield-related fee income generated by earning assets and the expense associated with funding those assets. As such, net interest income represents pretax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35% for 1995, 1994 and 1993. An analysis of fully tax-equivalent net interest income, interest rate spreads and net interest margins is shown in the following two tables.

 NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON AVERAGE
                                EARNING ASSETS
                            (Tax Equivalent Basis)

                                                   YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------
                                    1995                     1994                     1993
                          ------------------------ ------------------------ ------------------------
                          AVERAGE           YIELD/ AVERAGE           YIELD/ AVERAGE           YIELD/
                          BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE
                          -------- -------- ------ -------- -------- ------ -------- -------- ------
                                                    (DOLLARS IN MILLIONS)
Investment securi-
 ties(1)................  $2,713.9  $173.8   6.40% $2,617.3  $159.7   6.10% $2,871.7  $191.3   6.66%
Loans held-for-sale.....      91.0     7.3   8.03     104.8     7.8   7.44     166.6    11.9   7.14
Loans, net of unearned
 income.................   5,804.7   513.1   8.84   5,291.2   437.4   8.27   5,099.3   413.5   8.11
Other earning assets....     354.3    21.1   5.95     603.3    25.0   4.16     355.5    11.3   3.20
                          --------  ------         --------  ------         --------  ------
Earning assets..........  $8,963.9   715.3   7.98  $8,616.6   629.9   7.31  $8,493.1   628.0   7.39
                          ========  ------         ========  ------         ========  ------
Interest bearing liabil-
 ities..................  $6,758.0   314.5   4.65  $6,518.6   241.1   3.70  $6,699.5   234.0   3.49
Net interest spread(2)..                     3.33                     3.61                     3.90
Interest free sources
 utilized to fund earn-
 ing assets.............   2,205.9                  2,098.0                  1,793.6
                          --------  ------         --------  ------         --------  ------
Total sources of funds..  $8,963.9   314.5   3.51  $8,616.6   241.1   2.80  $8,493.1   234.0   2.75
                          ========  ------         ========  ------         ========  ------
Net interest income.....            $400.8                   $388.8                   $394.0
                                    ======                   ======                   ======
Net interest margin(3)..                     4.47%                    4.51%                    4.64%
                                             ====                     ====                     ====

--------
(1) Yields on investment securities are calculated based upon average amortized cost.
(2) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(3) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

  Average earning assets were $9.0 billion for the year ended December 31, 1995, an increase of $347.3 million over average earning assets of $8.6 billion for the year ended December 31, 1994. This increase is primarily due to increases in average loans of $513.5 million and average investment securities of $96.6 million. These increases were partially offset by a decline in average funds sold of $238.5 million.

  The net interest margin for the year ended December 31, 1995 was 4.47% compared to 4.51% for the year ended December 31, 1994. This decline in the net interest margin is primarily due to a decrease in the interest rate spread between earning assets and funding costs of 28 basis points. The interest rate spread declined primarily as a result of an increased reliance on wholesale funding sources throughout 1995. This decrease was partially offset by a $107.9 million increase in interest free sources of funds. Off-balance sheet risk management instruments contributed $161,000 to net interest income in 1995 compared to $3.7 million in 1994. This decline in the contribution of risk management instruments to net interest income resulted from $3.4 million in amortization expense for deferred losses on the early termination of interest rate swaps sold in December of 1994.

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

                         NET INTEREST INCOME ANALYSIS
                            (Tax Equivalent Basis)

                                 1995 OVER 1994                    1994 OVER 1993
                         --------------------------------  --------------------------------
                                    DUE TO CHANGES IN(1)              DUE TO CHANGES IN(1)
                          INCREASE  ---------------------   INCREASE  ---------------------
                         (DECREASE)  VOLUME       RATE     (DECREASE)  VOLUME      RATES
                         ---------- ---------------------  ---------- ---------- ----------
                                                 (IN THOUSANDS)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans:
  Domestic loans........  $69,025   $  40,586  $   28,439   $18,008   $  10,984  $    7,024
  Foreign loans.........    6,715       3,187       3,528     5,869       3,517       2,352
 Interest and dividends
  on investment
  securities available-
  for-sale..............   18,783      13,482       5,301    45,792      48,389      (2,597)
 Interest and dividends
  on investment
  securities held-to-
  maturity..............   (4,629)     (6,253)      1,624   (77,449)    (60,977)    (16,472)
 Interest and fees on
  loans held-for-sale...     (495)     (1,081)        586    (4,065)     (4,578)        513
 Interest on Federal
  funds sold and
  securities purchased
  under resale
  agreement.............   (4,122)    (11,886)      7,764    11,802       8,001       3,801
 Interest on deposits in
  other banks...........    1,175         753         422       596         564          32
 Interest on trading ac-
  count securities......   (1,040)     (1,499)        459     1,305       1,165         140
                          -------   ---------  ----------   -------   ---------  ----------
   Total................   85,412      26,094      59,318     1,858       9,085      (7,227)
                          -------   ---------  ----------   -------   ---------  ----------
Interest Expense on De-
 posits and Borrowed
 Funds:
 Interest on deposits in
  domestic offices......   33,844       1,559      32,285    (5,373)       (609)     (4,764)
 Interest on deposits in
  foreign banking
  office................    2,531       1,905         626     3,442       1,957       1,485
 Interest on Federal
  funds purchased and
  other short-term bor-
  rowing................   32,752       3,608      29,144     8,503      (6,563)     15,066
 Interest on long-term
  debt..................    4,322       5,983      (1,661)      490         759        (269)
                          -------   ---------  ----------   -------   ---------  ----------
   Total................   73,449       9,140      64,309     7,062      (6,437)     13,499
                          -------   ---------  ----------   -------   ---------  ----------
   Net interest income..  $11,963   $  15,551  $   (3,588)  $(5,204)  $   5,681  $  (10,885)
                          =======   =========  ==========   =======   =========  ==========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total. Variances are computed on a line-by-line basis and are non-additive.

  Fully tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table above indicates, net interest income on a tax equivalent basis increased $12.0 million (3.1%) when the year ended December 31, 1995 is compared to the year ended December 31, 1994. The $15.6 million positive volume variance primarily resulted from a higher volume of earning assets. A more favorable asset mix resulted from a shift from lower yielding money market investments and investment securities to higher yielding loans. The $3.6 million negative rate variance resulted from higher funding costs due to an increased reliance on wholesale funding sources throughout 1995. This increase in funding costs was partially offset by an increase in earning asset yields due to the more favorable asset mix noted above.

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

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1995, 1994 and 1993.

      AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                             (Tax Equivalent Basis)

                                                         YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                      1995                          1994                          1993
                          ----------------------------- ----------------------------- -----------------------------
                                                AVERAGE                       AVERAGE                       AVERAGE
                          AVERAGE               YIELD/  AVERAGE               YIELD/  AVERAGE               YIELD/
                          BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          --------  ----------- ------- --------  ----------- ------- --------  ----------- -------
                                                          (DOLLARS IN MILLIONS)
ASSETS
Cash and due from
 banks..................  $  587.6    $  --       -- %  $  591.0    $  --       --    $  650.5    $  --       -- %
Money market invest-
 ments:
 Interest bearing
  deposits in other
  banks.................      30.9       1.9      6.2       17.2       0.7      4.3        3.9       0.1      2.6
 Trading account
  securities............      12.9       0.9      6.7       37.1       1.9      5.1       14.0       0.6      4.3
 Funds sold.............     310.5      18.3      5.9      549.0      22.4      4.1      337.6      10.6      3.1
Investment securities available-
 for-sale(5):
 Taxable................   1,144.5      70.4      6.2      914.6      47.7      5.2      375.7      26.3      7.0
 Tax exempt(1)..........     156.3      19.3     12.4      196.6      23.4     11.9        --        --       --
 Equity investments.....      31.3       1.2      3.9       19.7       1.1      5.8        --        --       --
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total investment
   securities
   available-for-sale...   1,332.1      90.9      6.8    1,130.9      72.2      6.4      375.7      26.3      7.0
Investment securities :
 Taxable................   1,381.8      82.9      6.0    1,486.4      87.5      5.9    2,342.2     146.8      6.3
 Tax exempt(1)..........       --        --       --         --        --       --       151.6      18.1     11.9
 Equity investments.....       --        --       --         --        --       --         2.2       0.1      4.5
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total investment
   securities...........   1,381.8      82.9      6.0    1,486.4      87.5      5.9    2,496.0     165.0      6.6
Loans held-for-sale.....      91.0       7.3      8.0      104.8       7.8      7.4      166.6      11.9      7.1
Loans (net of unearned
 income)(1, 2):
 Commercial.............   1,740.7     144.4      8.3    1,632.9     124.6      7.6    1,628.9     111.1      6.8
 Real estate,
  construction..........     279.5      25.7      9.2      263.2      20.1      7.6      313.1      21.2      6.8
 Real estate, mortgage:
 Residential............     641.6      46.8      7.3      552.8      37.3      6.7      418.4      31.7      7.6
 Commercial.............     983.4      85.7      8.7      969.9      78.4      8.1      900.3      70.9      7.9
 Retail.................   1,031.4      89.3      8.7      909.7      73.5      8.1      955.7      79.8      8.3
 Bankcard...............     534.7      81.6     15.3      482.0      74.3     15.4      488.4      75.2     15.4
 Leases receivable......     293.3      16.8      5.7      226.6      13.2      5.8      200.2      13.4      6.7
 Foreign................     300.1      22.8      7.6      254.1      16.0      6.3      194.3      10.2      5.2
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total loans...........   5,804.7     513.1      8.8    5,291.2     437.4      8.3    5,099.3     413.5      8.1
Allowance for credit
 losses.................    (185.4)      --       --      (197.6)      --       --      (202.1)      --       --
                          --------                      --------                      --------
  Total loans, net......   5,619.3       --       --     5,093.6       --       --     4,897.2       --       --
Other assets............     423.4       --       --       401.4       --       --       454.2       --       --
                          --------    ------            --------    ------            --------    ------
  Total assets/interest
   income...............  $9,789.5    $715.3            $9,411.4    $629.9            $9,395.7    $628.0
                          ========    ======            ========    ======            ========    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic of-
 fices:
 Noninterest bearing
  demand................  $1,760.4    $  --      --  %  $1,730.1    $  --      --  %  $1,771.0    $  --       -- %
                          --------                      --------                      --------
 Interest bearing
  demand................     523.4      12.2      2.3      548.9      12.7      2.3      535.5      13.4      2.5
 Money market accounts..   1,146.5      40.3      3.5    1,312.3      39.2      3.0    1,433.1      42.3      3.0
 Savings................   1,048.1      28.4      2.7    1,144.4      31.2      2.7    1,017.0      29.9      2.9
 Other consumer time....   1,532.0      80.7      5.3    1,410.7      59.2      4.2    1,480.3      64.2      4.3
 Large denomination
  time..................     586.6      35.3      6.0      374.9      20.8      5.6      342.8      18.6      5.4
Deposits in foreign
 banking office.........     147.1       8.7      5.9      114.0       6.1      5.4       72.1       2.7      3.7
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total interest bearing
   deposits.............   4,983.7     205.6      4.1    4,905.2     169.2      3.5    4,880.8     171.1      3.5
                          --------    ------     ----   --------    ------     ----   --------    ------     ----
  Total deposits........   6,744.1       --       --     6,635.3       --       --     6,651.8       --       --
Funds purchased.........     749.0      42.3      5.7      643.4      25.1      3.9      895.4      24.1      2.7
Other borrowed funds,
 short term.............     755.8      44.5      5.9      772.0      29.0      3.8      733.8      21.5      2.9
Other liabilities.......     161.3       --       --       161.2       --       --       161.3       --       --
Long-term debt..........     269.5      22.1      8.2      198.0      17.8      9.0      189.5      17.3      9.1
Stockholders' equity....   1,109.8       --       --     1,001.5       --       --       763.9       --       --
                          --------    ------            --------    ------            --------    ------
  Total liabilities and
   stockholders'
   equity/interest
   expense..............  $9,789.5    $314.5            $9,411.4    $241.1            $9,395.7    $234.0
                          ========    ======            ========    ======            ========    ======
Earning assets/interest
 income.................  $8,963.9    $715.3      8.0%  $8,616.6    $629.9      7.3%  $8,493.1    $628.0      7.4%
Interest bearing
 liabilities/interest
 expense................   6,758.0     314.5      4.7    6,518.6     241.1      3.7    6,699.5     234.0      3.5
Earning assets/interest
 expense................   8,963.9     314.5      3.5    8,616.6     241.1      2.8    8,493.1     234.0      2.8
Net interest income, tax
 equivalent basis.......               400.8                         388.8                         394.0
Net interest spread(3)..                          3.3%                          3.6%                          3.9%
                                                 ====                          ====                          ====
Net interest margin(4)..                          4.5%                          4.5%                          4.6%
                                                 ====                          ====                          ====

--------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(3) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(4) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.
(5) Yields on investment securities available-for-sale are calculated based upon average amortized cost.

PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $16.0 million for the year ended December 31, 1995, down $7.0 million (30.4%) from the $23.0 million provision for 1994. Provisions for bankcard receivables were increased in 1995 to allow for portfolio growth that occurred in 1995. This increase was more than offset by reduced reserves allocated to the commercial and commercial real estate portfolios prompted by improved credit quality.

  The provision for credit losses was $23.0 million in 1994, down $22.3 million (49.2%) from the $45.3 million provision for 1993. The factors contributing to this decline include a favorable loss experience, improved loan quality, and a significant decline in the nonperforming asset portfolio.

NONINTEREST INCOME

  The following table presents the components of noninterest income for the years ended December 31, 1995, 1994 and 1993, and a year-to-year comparison expressed in terms of percent changes.

                              NONINTEREST INCOME

                          YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                         -------------------------- -------------------
                           1995     1994     1993   1995/1994 1994/1993
                         -------- -------- -------- --------- ---------
                                     (DOLLARS IN THOUSANDS)
Service charges on
 deposit accounts....... $ 71,852 $ 72,300 $ 72,952    (0.6)%    (0.9)%
Servicing income from
 securitized assets,
 net....................   22,564   18,750   28,620    20.3     (34.5)
Trust fees..............   22,228   19,513   19,212    13.9       1.6
Bankcard charges and
 fees...................   17,352   17,062   18,770     1.7      (9.1)
Mortgage banking
 income.................   16,216   16,426   26,964    (1.3)    (39.1)
Securities gains, net...    2,136   15,616   19,976   (86.3)    (21.8)
Other income:
  Security sales and
   fees.................    8,614    7,405    8,710    16.3     (15.0)
  Customer service
   fees.................    7,716    8,577    8,704   (10.0)     (1.5)
  Other.................   27,232   35,329   29,537   (22.9)     19.6
                         -------- -------- --------   -----     -----
Total other income......   43,562   51,311   46,951   (15.1)      9.3
                         -------- -------- --------   -----     -----
    Total noninterest
     income............. $195,910 $210,978 $233,445    (7.1)%    (9.6)%
                         ======== ======== ========   =====     =====

  The Corporation's noninterest income for the year ended December 31, 1995 was $195.9 million , a $15.1 million (7.1%) decrease over noninterest income for the year ended December 31, 1994. Servicing income from securitized assets increased $3.8 million (20.3%). Favorable loss experience on securitized assets offset declines in securitized asset yields in 1995 resulting in a net increase in servicing income. Trust fees increased $2.7 million (13.9%) driven primarily by increases in fees for custody services and mutual fund management. Mortgage banking income decreased $210,000 (1.3%) in 1995. A $6.6 million decrease in gains on the sale of servicing was partially offset by $5.0 million in capitalized originated mortgage servicing resulting from the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995 and a $1.3 million increase in mortgage placement fees. Securities gains of $2.1 million were realized in 1995 compared to $15.6 million in 1994. Securities sales are discussed in detail under "Investment Portfolio". Securities sales and fees increased $1.2 million primarily due to income from the sale of foreign exchange and hedging products. Customer service fees decreased $861,000 primarily due to a decline in appraisal fees for first and second mortgages. Other income decreased $8.1 million. Other income in 1995 included $2.1 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired, $1.1 million in miscellaneous income from an OREO property and $365,000 in trading income. Other income in 1994 included a $6.7 million gain on the sale of six branches at a banking subsidiary of the Corporation, $3.0 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired and $2.2 million in trading income.

  The Corporation's noninterest income for the year ended December 31, 1994 was $211.0 million, a $22.5 million (9.6%) decrease over noninterest income for the year ended December 31, 1993. Mortgage banking income decreased $10.5 million (39.1%) primarily due to lower gains on the sale of servicing and lower origination fees resulting from a decline in origination volumes in 1994. Servicing income from securitized assets decreased $9.9 million (34.5%) due to the outsourcing of the servicing of securitized manufactured housing receivables in the fourth quarter of 1993, a lower volume of securitized manufactured housing receivables and a decline in excess servicing income. Bankcard charges and fees decreased $1.7 million (9.1%) primarily as a result of increased competition and lower customer card usage. Securities gains of $15.6 million were realized in 1994 compared to $20.0 million in 1993. Securities sales are discussed in detail under "Investment Portfolio". Total other income increased $4.4 million (9.3%) and in 1994 included a $6.7 million gain on the sale of six branches at a banking subsidiary of the Corporation and $3.0 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired. Offsetting these increases in other income were a $2.4 million recovery in 1993 of interest on Argentine loans previously charged-off and a $2.2 million decrease in leasing residual gains in 1994.

NONINTEREST EXPENSE

  The following table presents the components of noninterest expense for the years ended December 31, 1995, 1994 and 1993 and a year to year comparison expressed in terms of percent changes.

                              NONINTEREST EXPENSE

                              YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                             -------------------------- -------------------
                               1995     1994     1993   1995/1994 1994/1993
                             -------- -------- -------- --------- ---------
                                         (DOLLARS IN THOUSANDS)
Salaries and wages.......... $172,145 $165,774 $165,239     3.8%      0.3%
Other personnel costs.......   39,706   42,654   40,149    (6.9)      6.2
Net occupancy costs.........   32,850   33,285   30,983    (1.3)      7.4
Equipment costs.............   30,117   29,586   26,881     1.8      10.1
Other operating expenses:
  External processing fees..   20,543   15,792   17,455    30.1      (9.5)
  Advertising and public
   relations................   16,299   15,967   12,302     2.1      29.8
  Postage and
   communications...........   14,997   13,661   13,238     9.8       3.2
  Regulatory fees and
   insurance................    9,031   16,155   16,006   (44.1)      0.9
  Professional fees.........    8,674   16,379   12,594   (47.0)     30.1
  Lending and collection....    6,225    9,319   10,798   (33.2)    (13.7)
  Other.....................   38,137   37,629   49,008     1.4     (23.2)
                             -------- -------- --------   -----     -----
Total other operating
 expenses...................  113,906  124,902  131,401    (8.8)     (4.9)
                             -------- -------- --------   -----     -----
    Total noninterest
     expense................ $388,724 $396,201 $394,653    (1.9)%     0.4%
                             ======== ======== ========   =====     =====

  The Corporation's noninterest expenses for the year ended December 31, 1995 were $388.7 million, a $7.5 million (1.9%) decrease over noninterest expenses for the year ended December 31, 1994. Salaries and wages increased $6.4 million (3.8%). Base salaries and wages increased $2.8 million (1.9%). Incentives and commissions increased $11.2 million due to improved overall financial performance in 1995. Offsetting higher incentives and commissions was a $7.6 million decrease in severance expense in the current year. Other personnel costs decreased $2.9 million (6.9%). Pension costs decreased $5.3 million due to executive retirements in 1994 which resulted in $4.4 million in pension settlements in 1994 and lower pension costs in 1995. Offsetting the decrease in pension costs was a $2.9 million increase in medical costs. External processing costs increased $4.8 million (30.1%) primarily due to higher bankcard processing costs and costs associated with cash management services. Postage and communication expense increased $1.3 million (9.8%) primarily due to higher telephone expense. Regulatory fees and insurance decreased $7.1 million (44.1%) due to reductions in the FDIC assessment rate. Professional fees decreased $7.7 million (47.0%) primarily due to nonrecurring consulting expenses incurred in 1994 related to a corporate reengineering project. Lower legal fees for collection services, a decline in appraisal fees and lower loan servicing expense in 1995 resulted in a $3.1 million (33.2%) decrease in lending and collection expenses.

  The Corporation's noninterest expenses for the year ended December 31, 1994 were $396.2 million, a $1.5 million (0.4%) increase over noninterest expenses for the year ended December 31, 1993. Salaries and wages increased $535,000 (0.3%). Base salaries and wages increased $3.9 million (2.7%). Incentives and commissions declined $9.8 million primarily due a decline in short-term incentive pay in 1994 and lower commissions at the Corporation's mortgage banking subsidiary due to decreased origination activity in 1994. Offsetting lower incentives and commissions was a $6.4 million increase in severance expense in 1994. Severance expenses, which were $8.5 million in 1994 and $2.1 million in 1993, were primarily incurred as a result of a continuing effort to improve the efficiency of the Corporation and eliminate redundant operations. Other personnel costs increased $2.5 million (6.2%). The primary reason for this increase was a $1.8 million increase in pension costs. This increase included $4.4 million in additional pension costs due to pension settlements stemming from executive retirements in 1994. Excluding these settlements, pension expense declined $1.7 million in 1994 primarily due to an accounting change, the use of a ten percent gain/loss corridor when determining the amount of amortization of unrecognized actuarial gains and losses to be included in pension costs and changes in actuarial assumptions regarding increases in future compensation levels. An increase in the promotion of retail products in 1994 resulted in a $3.7 million (29.8%) increase in advertising and public relations expenses. Professional fees increased $3.8 million (30.1%) primarily due to consulting related to a corporate reengineering project. Equipment costs increased $2.7 million (10.1%) due to an increase in systems software lease expense and depreciation expense. Increased property rental expense, higher depreciation on leasehold improvements and costs incurred to comply with new Federal regulations such as the Americans with Disabilities Act resulted in a $2.3 million (7.4%) increase in occupancy costs. External processing fees decreased $1.7 million (9.5%) due to the discontinuation of outsourced data processing for an acquired banking subsidiary of the Corporation. Lower repossession expenses and legal fees associated with collections efforts resulted in a $1.5 million (13.7%) decrease in lending and collection expenses. Other noninterest expenses decreased $11.4 million (23.2%) primarily due to a $6.2 million decrease in provisions for other real estate and a $2.9 million decrease in the amortization of bankcard premiums in 1994.

INCOME TAXES

  The Corporation's effective tax rate on earnings in 1995 was 34.7%, compared to 34.8% in 1994 and 35.6% in 1993. Additional information related to income taxation is presented in Note 14 of the Notes to Consolidated Financial Statements of the Corporation.

PROSPECTIVE ACCOUNTING CHANGES

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss should be based on the fair value of the asset. Also under Statement 121, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Assets covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value. Statement 121 is effective for fiscal years beginning after December 31, 1995. The adoption of Statement 121 is not expected to have a material effect on the financial statements of the Corporation.

QUARTERLY SUMMARY

  The following table presents a summary of earnings by quarter for the years ended December 31, 1995 and 1994:

                         SUMMARY OF QUARTERLY EARNINGS

                                                1995 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $167,166 $175,889   $177,940    $186,546
Net interest income.................   97,621   97,459     98,074      99,839
Provision for credit losses.........    4,000    3,961      2,373       5.666
Income before income taxes..........   43,795   44,847     47,595      47,942
Net income..........................   28,536   29,131     31,032      31,488
                                                1994 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $150,731 $153,794   $153,339    $161,882
Net interest income.................   92,666   94,574     94,339      97,068
Provision for credit losses.........    8,999    5,999      5,998       2,000
Income before income taxes..........   39,829   43,798     43,347      43,454
Net income..........................   26,056   28,070     28,527      28,487

LIQUIDITY

  Liquidity is the ability of the Corporation to meet a demand for funds, such as deposit outflows, new loan requests and other corporate funding requirements. Liquidity can be obtained either through the maturity or sale of assets or the issuance of liabilities at acceptable costs within an acceptable period of time.

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

  The Corporation experienced high levels of liquidity during 1995. The ratio of liquid assets to total assets at December 31, 1995 was 26.9% compared to 24.1% at December 31, 1994. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities, assets available as collateral for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and money market assets. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1995, the ratio of liquid assets to credit sensitive liabilities was 162.9% compared to 228.8% at December 31, 1994. The Corporation expects the high level of liquidity to decline in 1996 due to the acquisition of 1st Washington, dividend payments to AIB and increased loan demand.

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

  Management of the interest rate risk of the Corporation is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The use of off-balance sheet financial instruments augments the Corporation's management of interest rate risk, liquidity risk, basis risk, and also assists customers in the management of their exposures. Additional information related to asset/liability management instruments is presented in Note 17 of the Notes to Consolidated Financial Statements of the Corporation.

  Measurement of the Corporation's sensitivity to changing interest rates is accomplished primarily through a simulation model. The Corporation identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). The essence of the PML approach is to calculate the potential financial impact of probability-derived, worst case interest rate changes. Measuring risk and establishing the possible worst case is a statistical exercise. The statistical concept used to measure volatility and risk is the standard deviation of interest rate or price movements. The greater the standard deviation, the higher the measured risk. The standard deviation is determined by observing historical price/rate movements. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to 2.33 standard deviations of risk to obtain probable maximum changes in interest rates given a 99% degree of certainty over a one month period. These changes in interest rates for each point on the yield curve are input into the Corporation's simulation model to determine the PML. Sensitivity to rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

 Equity At Risk

  Equity at risk measures changes in the value of the balance sheet as a result of an adverse and sustained movement in interest rates. The fundamental premises of the exercise are threefold: that the value of a fixed rate asset or liability will vary with a change in interest rates; that the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates; and that floating rate assets and liabilities do not reprice in tandem or immediately upon a change in market rates. In the equity at risk simulation, all interest earning assets and interest bearing liabilities are marked to market (regardless of accounting treatment), the present value of all balance sheet items are determined, and a simulated balance sheet is constructed. The Corporation's current policy authorizes a PML of equity arising from an adverse shift in rates as determined by worst case scenarios of no more than $40 million or approximately 3% of stockholders' equity. The PML of equity at December 31, 1995 was well within the Corporation's Board approved policy limit.

 Earnings At Risk

  The PML impact on income is known as earnings at risk. Earnings at risk is expressed in terms of a percentage of forecasted pre-tax profits. The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one year time frame is the earnings impact. The same interest rate shock methodology used to calculate the change in the value of equity is used to calculate the PML of earnings in any one given year under the Corporation's current policy. The PML of income should not exceed 10% of budgeted pre-tax income for the current calendar year. The earnings at risk over the next twelve months as of December 31, 1995 is well within the Corporation's maximum risk allowable as outlined by Board approved policies.

  The net interest rate sensitivity of the Corporation at December 31, 1995 is illustrated in the following table. This information is presented for six different time periods reflecting the balances of assets and liabilities with rates that are subject to change, any rate sensitive off-balance sheet contracts and data regarding funds which are not sensitive to interest rates. As indicated in the following table, the Corporation is liability sensitive over a one year time horizon. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position on other dates.

                           INTEREST RATE SENSITIVITY

                                                       DECEMBER 31, 1995
                          ---------------------------------------------------------------------------------
                                              REPRICING IN
                          ----------------------------------------------------------
                            0-30     31-90     91-180   181-365     1-5      OVER 5      RATE
                            DAYS      DAYS      DAYS      DAYS     YEARS     YEARS    INSENSITIVE   TOTAL
                          --------  --------  --------  --------  --------  --------  ----------- ---------
                                                     (DOLLARS IN MILLIONS)
ASSETS
Money market
 investments............  $  366.4  $    --   $    --   $    --   $    --   $    --    $     --   $   366.4
Loans held for sale.....      58.0      58.0       --        --        --        --          --       116.0
Investment securities
 available-for-sale.....     180.2     104.8     123.0     253.5   1,507.2     585.7        39.6    2,794.0
Loans, net of unearned
 income:
 Commercial.............   1,160.4     225.7     106.2      58.7     143.9      58.3        45.1    1,798.3
 Real estate,
  construction..........     189.4      20.6      14.6      11.3      55.5       --         (1.2)     290.2
 Real estate, mortgage:
 Residential............      12.2      18.2      68.4     141.9     223.5     180.2         6.2      650.6
 Commercial.............     446.5      36.5      31.8      60.5     307.5      90.4         2.3      975.5
 Retail.................     408.3      44.2      61.7     108.9     394.0      86.1        (4.3)   1,098.9
 Bankcard...............     654.7       --        --        --        --        --          --       654.7
 Leases receivable......       2.3       5.8       7.6      19.1     246.9      56.8        (4.0)     334.5
 Foreign................     143.9     103.5      80.2       3.4       2.2       --          2.9      336.1
                          --------  --------  --------  --------  --------  --------   ---------  ---------
  Total loans, net of
   unearned income......   3,017.7     454.5     370.5     403.8   1,373.5     471.8        47.0    6,138.8
Other assets............     153.9       --        --        --        --        --        897.1    1,051.0
                          --------  --------  --------  --------  --------  --------   ---------  ---------
  Total assets..........  $3,776.2  $  617.3  $  493.5  $  657.3  $2,880.7  $1,057.5   $   983.7  $10,466.2
                          ========  ========  ========  ========  ========  ========   =========  =========
Cumulative total
 assets.................  $3,776.2  $4,393.5  $4,887.0  $5,544.3  $8,425.0  $9,482.5   $10,466.2
                          ========  ========  ========  ========  ========  ========   =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Domestic deposits:
 Noninterest bearing
  deposits..............  $    --   $  573.4  $    --   $    --   $    --   $    --    $ 1,481.8  $ 2,055.2
 Interest bearing
  deposits..............   3,004.3     416.7     360.4     289.7     780.2       7.7         --     4,859.0
Interest bearing
 deposits in foreign
 banking office.........      88.2       0.8      35.0       --        5.1       --          --       129.1
                          --------  --------  --------  --------  --------  --------   ---------  ---------
  Total deposits........   3,092.5     990.9     395.4     289.7     785.3       7.7     1,481.8    7,043.3
Federal funds purchased
 and securities sold
 under repurchase
 agreements.............     505.5       --       10.0       --        --        --          --       515.5
Other borrowed funds,
 short term.............     658.6     175.0      75.0       --        --        --          --       908.6
Long term debt..........       --        --      135.0     200.0      80.0      99.7         --       514.7
Interest rate swaps,
 caps, floors, and other
 derivatives............     114.4     492.8    (175.0)   (237.0)   (220.7)     25.5         --         --
Other liabilities.......       --        --        --        --        --        --        300.5      300.5
Stockholders' equity....       --        --        --        --        --        --      1,183.6    1,183.6
                          --------  --------  --------  --------  --------  --------   ---------  ---------
  Total liabilities and
   equity...............  $4,371.0  $1,658.7  $  440.4  $  252.7  $  644.6  $  132.9   $ 2,965.9  $10,466.2
                          ========  ========  ========  ========  ========  ========   =========  =========
Cumulative total
 liabilities and
 equity.................  $4,371.0  $6,029.7  $6,470.1  $6,722.8  $7,367.4  $7,500.3   $10,466.2
                          ========  ========  ========  ========  ========  ========   =========
Interest sensitivity
 gap....................  $   (595) $ (1,041) $     53  $    405  $  2,236  $    924   $  (1,982)
Cumulative interest
 sensitivity gap........      (595)   (1,636)   (1,583)   (1,178)    1,058     1,982         --
Ratio of interest
 sensitive assets to
 liabilities............      0.86x     0.37x     1.12x     2.60x     4.47x     7.96x       0.33x
Ratio of cumulative,
 interest sensitive
 assets to liabilities..      0.86      0.73      0.76      0.82      1.14      1.26        1.00

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

INVESTMENT PORTFOLIO

  Investment securities are held in one of three separate portfolios. When the Corporation has the intent and ability to hold a security to maturity, it will be held in the held-to-maturity ("HTM") portfolio. Such securities are recorded at cost, net of amortization of premium and accretion of discount. If and when the Corporation intends to hold a security for an indefinite time period, or intends to use a security to manage the interest rate risk or liquidity of the balance sheet, those securities will be held in the available-for-sale ("AFS") portfolio. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate component of equity, net of taxes. On December 8, 1995, the Corporation elected to move all existing HTM securities to the AFS portfolio under provisions allowed by the FASB in the November 15, 1995 Special Report titled "A Guide to the Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities." These transfers do not preclude the Corporation from purchasing securities for the HTM portfolio in the future. Lastly, investment securities purchased for very short time horizons with the intent to benefit from changes in market rate or price are held in the trading account. This portfolio is carried at fair value which was $326,000 on December 31, 1995. Changes in the fair value of the trading account are recorded in the income statement.

  The securities of no single issuer other than those of the U.S. Government and related government agencies exceeded 10% of stockholders' equity at December 31, 1995. All of the obligations of states and political subdivisions ("Municipals") are rated A or higher by Moody's Investors Service, Inc. and approximately 80% are rated AAA. Investment securities classified as other securities are generally unrated.

  At December 31, 1995, the book value of the investment portfolio was $2.8 billion compared with $2.4 billion at December 31, 1994, a $404.4 million (16.9%) increase. The portfolio size increased from 26.2% of total assets at December 31, 1994 to 26.7% at December 31, 1995. Mortgage-backed obligations of federal agencies and government-sponsored agencies ("MBS's") increased $361.2 million (40.9%). Municipals decreased $90.0 million (46.4%) primarily due to calls on these obligations during 1995.

 Available-for-Sale Investment Portfolio

  The AFS portfolio is managed from an interest income and total return perspective. As such, securities will often be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate. All of the Corporation's investment securities were held in the AFS portfolio on December 31, 1995.

  The AFS investment portfolio is primarily comprised of four basic types of securities: U.S. Treasury and U.S. Government Agency securities ("U.S. Treasury and Agencies"), MBS's, collateralized mortgage obligations ("CMO's"), and Municipals. The book value of other investment securities accounted for only 4.2% of the book value of the total portfolio at December 31, 1995.

  As noted above, the Corporation transferred all existing HTM securities to the AFS portfolio on December 8, 1995. The total book (fair) value transferred was $1.3 billion and included the following types of securities: $640.6 million of U.S. Treasury and Agencies, $140.7 million in MBS's, $520.8 million in CMO's and $1.0 million in other debt securities.

  The following table sets forth the book value (fair value) of the available-for-sale securities owned by the Corporation.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1995       1994       1993
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
U.S. Treasury & U.S. Government Agencies..... $  900,347 $   48,716 $      --
Mortgage backed obligations..................  1,245,339    723,752    914,215
Collateralized mortgage obligations (1)......    425,157     15,871    138,926
Obligations of states and political
 subdivisions................................    104,886    195,791    220,467
Other investment securities..................    118,294     67,184     33,291
                                              ---------- ---------- ----------
  Total...................................... $2,794,023 $1,051,314 $1,306,899
                                              ========== ========== ==========

--------
(1) At December 31, 1995, 1994 and 1993, $377.9 million, $14.5 million and
    $126.6 million of CMO's, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  At December 31, 1995, the fair value of the Corporation's AFS investment portfolio was approximately $39.6 million above the amortized cost of the portfolio. Gross unrealized gains on AFS debt securities were $44.1 million and gross unrealized losses were $4.5 million at year end. More specifically, the net unrealized gain at December 31, 1995 on U.S. Treasury and Agencies was $9.1 million, on MBS's, $12.7 million, on CMO's, $4.0 million and on Municipals, $6.9 million. Gross unrealized gains on AFS equity securities were $6.9 million at December 31, 1995. On December 31, 1994, the Corporation's AFS portfolio had a fair value of $43.0 million below its amortized cost.

  The following table shows the maturity distribution of the available-for-sale investment portfolio of the Corporation at December 31, 1995 based upon amortized cost.

              MATURITY OF AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                            DECEMBER 31, 1995
                           ---------------------------------------------------
                                           MATURING
                           ----------------------------------------
                                         AFTER     AFTER
                           IN ONE YEAR  THROUGH   THROUGH   AFTER
                             OR LESS    5 YEARS   10 YEARS 10 YEARS   TOTALS
                           ----------- ---------- -------- -------- ----------
                                             (IN THOUSANDS)
U.S. Treasury & U.S.
 Government Agencies......  $ 89,619   $  778,269 $ 23,375 $    --  $  891,263
Mortgage backed
 obligations(1)...........   161,002      577,072  361,998  132,580  1,232,652
Collateralized mortgage
 obligations(1)...........   118,901      228,003   66,227    7,979    421,110
Obligations of states and
 political subdivisions...    10,983       35,133   18,677   33,216     98,009
Other investment
 securities...............   107,326          --     1,000    3,034    111,360
                            --------   ---------- -------- -------- ----------
  Total...................  $487,831   $1,618,477 $471,277 $176,809 $2,754,394
                            ========   ========== ======== ======== ==========

--------
(1) The maturity distribution is based upon long-term Wall Street dealer consensus estimates for each security type and coupon rate.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1995 based upon amortized cost.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO
                            (Tax Equivalent Yields)

                                              DECEMBER 31, 1995
                               -----------------------------------------------
                                               MATURING
                               ----------------------------------------
                                            AFTER     AFTER
                                           ONE YEAR FIVE YEARS
                               IN ONE YEAR THROUGH   THROUGH    AFTER
                                 OR LESS   5 YEARS   10 YEARS  10 YEARS TOTALS
                               ----------- -------- ---------- -------- ------
U.S. Treasury & U.S. Govern-
 ment Agencies................     6.05%     5.67%     5.99%      -- %   5.72%
Mortgage-backed obliga-
 tions(1).....................     6.77      6.79      6.87      7.44    6.88
Collateralized mortgage obli-
 gations(1)...................     6.38      6.37      6.36      6.27    6.37
Obligations of states and po-
 litical subdivisions.........    10.44     10.72     10.17      7.80    9.59
Other investment securities...     4.83       --       8.50      7.55    4.94
                                  -----     -----     -----      ----    ----
  Total.......................     6.20%     6.28%     6.89%     7.46%   6.44%
                                  =====     =====     =====      ====    ====

--------
(1) Computation of weighted average tax equivalent yields includes $239.4 million of floating rate MBS's and $37.2 million of floating rate CMO's.

 Held-to-Maturity Investment Portfolio

  Securities that the Corporation has the intent and ability to hold to maturity are placed in the HTM portfolio. These securities are held to maturity because they are used to match off against liabilities of comparable duration. The high levels of liquidity maintained by the Corporation eliminates any need to sell these securities prior to maturity to fund other obligations. Securities will not be sold out of the HTM portfolio in response to changes in loan demand, interest rates, or prepayment speeds. The HTM portfolio is managed from an interest income perspective. The Corporation did not hold securities in the HTM portfolio at December 31, 1995.

  The following table sets forth the book value (amortized cost) of the held-to-maturity securities owned by the Corporation.

                     HELD-TO-MATURITY INVESTMENT PORTFOLIO

                                                         DECEMBER 31,
                                                ------------------------------
                                                1995 (1)    1994       1993
                                                -------- ---------- ----------
                                                        (IN THOUSANDS)
U.S. Treasury and U.S. Government Agencies.....  $ --    $  793,517 $  970,554
Mortgage-backed obligations....................    --       160,319    211,920
Collateralized mortgage obligations(2).........    --       383,426    520,306
Obligations of states and political subdivi-
 sions.........................................    --           --         --
Other investment securities....................    --         1,005      6,868
                                                 -----   ---------- ----------
  Total........................................  $ --    $1,338,267 $1,709,648
                                                 =====   ========== ==========

--------
(1) As described above, on December 8, 1995, the Corporation transferred the entire balance of the HTM portfolio to the AFS portfolio.
(2) At December 31, 1994 and 1993, $328.4 million and $450.4 million of CMO's, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

 Investment Securities Sales

  In the AFS portfolio, proceeds from the sale of fixed income investment securities during 1995 amounted to $867.1 million resulting in pretax net gains of $11,000. This compares to realized gains of $11.6 million on $1.3 billion of sales in 1994 and gains of $20.0 million on $711.1 million of security sales in 1993. Proceeds from the sale of equity securities during 1995 totaled $2.7 million resulting in pretax gains of $2.1 million. This compares to $7.1 million in proceeds from the sale of equity securities which resulted in pretax gains of $4.0 million in 1994.

  In the HTM portfolio, there were no sales of investment securities during 1995. Proceeds from the sale of fixed income investment securities during 1994 amounted to $20.4 million resulting in a pretax net gain of $28,000. The securities were sold as a result of the dissolution of a nonbanking subsidiary of the Corporation.

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

                       COMPOSITION OF THE LOAN PORTFOLIO

                                                             DECEMBER 31,
                         ----------------------------------------------------------------------------------------
                               1995              1994              1993              1992              1991
                         ----------------  ----------------  ----------------  ----------------  ----------------
                           AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
                                                        (DOLLARS IN THOUSANDS)
Commercial.............. $1,798,248  29.3% $1,633,275  29.9% $1,626,080  31.3% $1,748,910  33.7% $1,848,044  32.7%
Real estate, construc-
 tion...................    290,262   4.7     268,683   4.9     284,008   5.5     327,134   6.3     375,776   6.6
Real estate, mortgage:
 Residential............    650,588  10.6     593,642  10.9     497,543   9.6     382,171   7.4     549,334   9.7
 Commercial.............    975,474  15.9     978,164  17.9     957,568  18.4     912,085  17.6     901,866  15.9
Retail..................  1,098,955  17.9     984,403  18.0     885,117  17.0     940,728  18.1   1,028,742  18.2
Bankcard................    654,653  10.7     496,608   9.1     527,657  10.1     494,851   9.5     566,712  10.0
Leases receivable.......    334,504   5.4     259,633   4.8     211,821   4.1     206,346   4.0     212,792   3.8
Foreign:
 Commercial and
  industrial............    323,038   5.3     226,718   4.2     186,492   3.6     151,036   2.9     128,873   2.3
 Banks and financial
  institutions..........        --    --          120   --        1,780    -           30   --          --    --
 Governments and
  official
  institutions..........     13,102   0.2      17,645   0.3      19,655   0.4      24,321   0.5      44,485   0.8
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........ $6,138,824 100.0% $5,458,891 100.0% $5,197,721 100.0% $5,187,612 100.0% $5,656,624 100.0%
                         ========== =====  ========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loans of the Corporation at December 31, 1995. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged-off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          CONTRACTUAL LOAN MATURITIES

                                               DECEMBER 31, 1995
                         -------------------------------------------------------------
                                              MATURING
                         --------------------------------------------------
                                       AFTER ONE YEAR
                                       THROUGH 5 YEARS      AFTER 5 YEARS
                                    --------------------- -----------------
                           IN ONE     FIXED     VARIABLE   FIXED   VARIABLE
                            YEAR     INTEREST   INTEREST  INTEREST INTEREST
                         OR LESS(1)   RATES     RATES(2)   RATES   RATES(2)   TOTAL
                         ---------- ---------- ---------- -------- -------- ----------
                                                (IN THOUSANDS)
Commercial.............. $  903,432 $  143,168 $  393,357 $ 66,728 $291,563 $1,798,248
Real estate, construc-
 tion...................    125,401     54,712     92,670      639   16,840    290,262
Real estate, mortgage:
  Residential...........    106,407     76,773    188,469   75,059  203,880    650,588
  Commercial............    194,238    303,019    254,129   90,326  133,762    975,474
Retail..................    278,049    388,863    131,298   86,942  213,803  1,098,955
Bankcard................    274,535        --     320,787      --    59,331    654,653
Leases receivable.......     33,792    243,879        --    56,833      --     334,504
Foreign.................    121,000        --     150,716      570   63,854    336,140
                         ---------- ---------- ---------- -------- -------- ----------
    Total............... $2,036,854 $1,210,414 $1,531,426 $377,097 $983,033 $6,138,824
                         ========== ========== ========== ======== ======== ==========

--------

(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

COMMERCIAL LOANS

  Commercial loans comprise 29.3% of the Corporation's total loans and leases at December 31, 1995, and include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The commercial loan portfolio is delineated by market sector as well as geographic region.

  There are three primary market sectors, Corporate Banking Group, Middle Market and Small Business. The Corporate Banking Group has approximately 51% of total commercial outstandings, generally to companies that often have a significant presence in the Maryland marketplace and have revenues in excess of $100 million. Within the Corporate Banking Group are several specialized lending functions including Communications, Healthcare, International, Asset Based Lending, Commercial Leasing, Transportation and Financial Institutions.

  Middle Market lending, which comprises approximately 39% of total commercial outstandings, serves customers in Maryland, south central Pennsylvania and surrounding areas with sales volumes of $5 to $100 million. Small Business lending, which comprises approximately 10% of total commercial outstandings, is focused on customers with sales volumes of less than $5 million. Both the Middle Market and Small Business lending activities are directed through the Corporation's regional structure and utilize the Corporation's market presence and branch network to develop market opportunities.

  Approximately 66% of the commercial outstandings are to borrowers located in the Maryland marketplace, which consists of Maryland, Washington, D.C., northern Virginia and south central Pennsylvania. Although the State of Maryland continued to lag the nation in key economic indicators in 1995, a generally stable economic environment contributed to increased loan volume overall as well as to loan growth within the specialized lending groups.

  In addition to monitoring exposure based on market segment, the Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by a committee of the Board of Directors.

            LOAN PORTFOLIO DISTRIBUTION BY INDUSTRY CLASSIFICATION

                                                 DECEMBER 31, 1995
                                   ---------------------------------------------
                                   OUTSTANDING  UNFUNDED   TOTAL   NONPERFORMING
                                     BALANCE   COMMITMENT EXPOSURE     LOANS
                                   ----------- ---------- -------- -------------
                                                  (IN THOUSANDS)
Transportation(1).................  $433,989    $ 24,549  $458,538    $  788
Healthcare(2).....................   324,047     102,211   426,258       185
Communications(3).................   316,712     165,133   481,845     2,388

--------
(1) Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
(2) Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.
(3) Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.

  Exposure to the Transportation industry grew 30% during 1995. The loans in the Transportation portfolio are to borrowers located throughout the world. A healthy shipping industry and growth within the railroad industry provided financing opportunities for the Corporation in 1995.

  Exposure to the Healthcare industry grew 14% during 1995. Consolidation in the Healthcare industry continues to provide financing opportunities for the Corporation.

  Loans in the Communications portfolio are to companies located throughout the United States. Most of the growth in 1995 was in Cable and Wireless Communications. Other Communication lending is to mature industries with most loans representing the purchase and/or expansion of existing companies and systems.

COMMERCIAL REAL ESTATE

  The Corporation's commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties. The commercial real estate portfolio includes the loan categories in the following table.

                      COMMERCIAL REAL ESTATE OUTSTANDINGS

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Real estate, construction................................ $  290,262 $  268,683
Real estate, commercial mortgages........................    975,474    978,164
                                                          ---------- ----------
  Total.................................................. $1,265,736 $1,246,847
                                                          ========== ==========

  Commercial real estate outstandings of $1.3 billion comprised 20.6% of the total loan portfolio at December 31, 1995 compared to 22.8% at December 31, 1994. Growth occurred in the construction portfolio, which increased 8.0% since December 31, 1994. The commercial mortgage portfolio decreased $2.7 million or 0.3% for the same period. Asset quality continued to improve in 1995, with nonperforming loans declining by 81% to $5.9 million and other real estate owned declining by 13% to $10.7 million.

  The commercial real estate portfolio continues to be well-balanced by project type. The largest property type concentration was office buildings at 27.3% of total commercial real estate outstandings, followed by industrial warehouses and retail at 16.5% and 15.6%, respectively. Property types showing the largest growth in 1995 were apartments, retail and healthcare industry related properties including nursing homes.

     LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY PROPERTY TYPE

                                             DECEMBER 31, 1995
                            ---------------------------------------------------
                                   TOTAL LOANS
                            -------------------------
                                                                       OTHER
                            REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                            CONSTRUCTION   MORTGAGE       LOANS        OWNED
                            ------------ ------------ ------------- -----------
                                              (IN THOUSANDS)
Office buildings..........    $ 84,327     $261,144      $  549       $   274
Industrial warehouse and
 other commercial
 properties...............      44,864      163,587         737           --
Retail....................      71,116      126,436       2,181         4,029
Hospitals/nursing home
 medical centers..........       4,361       88,911         --            --
Hotels/motels.............         --        61,394         --            --
Commercial land...........      39,002          --          457         5,254
Churches, restaurants and
 other special purpose
 properties...............      12,928       59,849         441           --
Apartments................      21,638       55,064         136           128
Mixed use.................           2       47.736           2           --
Residential land..........       7,560          --          667         1.282
Other land--farm
 recreational facilities..         --         7,650         581           --
Residential properties
 held for resale..........       3,517          --          --            --
Miscellaneous.............         947      103,703         159           --
                              --------     --------      ------       -------
  Total...................    $290,262     $975,474      $5,910       $10,967
                              ========     ========      ======       =======

  The commercial real estate portfolio is geographically centered in the Corporation's regional marketplace, with 68.7% of the portfolio secured by properties in Maryland, 14.0% in Pennsylvania, and 4.9% in Virginia.

   LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY GEOGRAPHIC REGION

                                              DECEMBER 31, 1995
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------
                                                                        OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Maryland....................   $215,258     $654,096      $2,780       $ 6,243
Pennsylvania................     24,684      152,099       3,123         1,854
Virginia....................     23,065       39,282         --          2,096
Washington, D.C.............     18,725       30,319         --            274
Florida.....................      6,251       26,278         --            500
New Jersey..................        --        27,464         --            --
Delaware....................        --         9,194           7           --
All other...................      2,279       36,742         --            --
                               --------     --------      ------       -------
  Total.....................   $290,262     $975,474      $5,910       $10,967
                               ========     ========      ======       =======

REAL ESTATE, CONSTRUCTION

  Real estate construction outstandings include land acquisition and development loans, and building construction loans. Since December 31, 1994, real estate construction outstandings have increased $21.6 million (8.0%). The local construction market was relatively weak in 1995 although there was renewed demand in the Washington, D.C. suburbs for retail and residential development. The Corporation continues to pursue high quality loan opportunities.

REAL ESTATE MORTGAGE, COMMERCIAL

  Commercial mortgage outstandings decreased $2.7 million (0.3%) since December 31, 1994. Increased liquidity within the marketplace provided for an escalation of repayments within the portfolio during the year. The Corporation continues to focus on acquisition and refinancing loans for quality projects with strong sponsorship.

  As of December 31, 1995, $403 million or 41% of total commercial mortgage outstandings were owner-occupied, being defined as a property that is 51% or more physically occupied by the borrower or an affiliate of the borrower. The Corporation intends to continue to actively solicit these types of loans to support its role as a relationship lender for regional companies.

REAL ESTATE MORTGAGE, RESIDENTIAL

  The Corporation originates residential mortgage loans primarily for sale in the secondary market. New residential mortgage loan originations are normally financed through the Corporation's mortgage banking subsidiary, First National Mortgage Corporation, and are limited to Maryland, Washington, D.C., Virginia, Delaware, Pennsylvania, West Virginia, Kentucky, Tennessee, Indiana, and Mississippi. These markets have generally shown growth in per capita income, a relatively low unemployment rate, a diversified and stable economic base and, despite recent local economic weakness, charge-offs have been negligible. Substantially all loans originated by the mortgage banking subsidiary are classified as loans held-for-sale on the consolidated statements of condition of the Corporation. New originations retained for the Corporation's residential real estate mortgage portfolio consist primarily of low-income housing and non-convertible adjustable rate mortgages ("ARMS"). Residential mortgages retained in the portfolio at December 31, 1995 increased $56.9 million from December 31, 1994 primarily as a result of originations of the non-convertible ARM product.

RETAIL

  The Corporation provides a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through the branch banking system of the Corporation. In addition, automobile and marine loans are also made available to the marketplace on an indirect basis by means of select third party referral sources. During 1995, the product of choice in the Corporation's marketplace as well as nationally was the home equity loan. The overall delinquency and net charge-off experience of the Corporation's retail loan portfolio continues to be better than industry averages.

  As compared to December 31, 1994, retail loans increased $114.6 million to $1.1 billion at December 31, 1995. Retail loan demand is anticipated to be stable in 1996.

BANKCARD

  The Corporation, through its subsidiary, First Omni, offers both VISA and MasterCard bankcards on a nationwide basis. Outstanding bankcard receivables totaled $654.7 million at December 31, 1995 compared to $496.6 million at December 31, 1994, a $158.0 million (31.8%) increase. At December 31,1995, First Omni's managed bankcard receivables totaled $819.7 million which included $165.0 million in securitized bankcard receivables.

  In July 1995, First Omni entered into a Co-branding Agreement with Bell Atlantic Network Services, Inc. pursuant to which First Omni issues bankcards bearing the Bell Atlantic name and trademarks. Bell Atlantic Network Services, Inc. is a subsidiary of Bell Atlantic Corporation, a regional Bell holding company serving over 11,000,000 customers in New Jersey, Delaware, Pennsylvania, Maryland, Virginia, West Virginia and the District of Columbia. Customers of Bell Atlantic who apply for and are qualified to receive a cobranded First

Omni bankcard will receive "rewards", funded by First Omni, based on the use of the card. The reward check which carries the customer's name, address and telephone number is good toward payment of the cardholder's Bell Atlantic residential phone bill. At December 31, 1995, bankcard receivables related to the Bell Atlantic cobranding totaled $82.9 million.

LEASES RECEIVABLE

  Leases receivable include retail automobile, small equipment and general equipment leasing portfolios. Leases receivable increased to $334.5 million at December 31, 1995 from $259.6 million at December 31, 1994. The general equipment leasing portfolio represents approximately 89.5% of total lease receivables with an emphasis on transportation equipment. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

FOREIGN

  Foreign commercial and industrial loans were $323.0 million at December 31, 1995, an increase of $96.3 million when compared to December 31, 1994. Commercial and industrial loan exposure consists of maritime industry exposure (71.6%), non-maritime trade exposure (17.2%), foreign direct investment exposure (10.6%), and rail exposure (0.6%). The maritime portfolio is widely diversified, both geographically and by asset type, and is secured by first mortgages/liens. Government and official institutions exposure consists of loans to central, state, provincial, and local governments in foreign countries and their ministries, departments, and agencies.

ASSET QUALITY

 Nonperforming Assets

  Nonperforming assets totaled $44.8 million at December 31, 1995, a decrease of $29.3 million (39.5%) when compared to $74.1 million in nonperforming assets at December 31, 1994. The most significant changes in nonperforming assets during 1995 were paydowns of $38.2 million, loans reclassified to accrual status of $11.3 million, other real estate owned sales of $9.4 million, and charge-offs of $3.1 million. These decreases were partially offset by $32.7 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans reclassified to accrual status included $6.5 million in commercial and real estate loans which met the regulatory tests for return to accrual status and $4.8 million in commercial and real estate loans which were upgraded from troubled debt restructuring status and returned to accrual. The most significant charge-offs were on nonaccrual commercial and real estate loans. At this time, the Corporation does not anticipate significant new nonaccruals in 1996; however it is unlikely that reductions of the magnitude that occurred over the past several years will continue in 1996.

  Loans are placed on nonaccrual status: when interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; when payment in full of interest or principal is not expected; or when the loan is on a cash basis because of deterioration in the financial position of the borrower. A loan remains on nonaccrual status until it is either current as to payment of principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning a loan to accrual status even though the loan has not been brought fully current. Under these guidelines, two criteria must be met: (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

  On January 1, 1995, the Corporation adopted the provisions of Statements of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. Loans to be considered for evaluation of collectibility under SFAS 114 and 118 include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. Impaired loans do not include large groups of smaller balance, homogeneous loans such as residential mortgages, retail loans and bankcard loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Corporation's impaired loans at December 31, 1995.

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

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                             NONPERFORMING ASSETS

                                                DECEMBER 31,
                                 ----------------------------------------------
                                  1995     1994      1993      1992      1991
                                 -------  -------  --------  --------  --------
                                           (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
Domestic:
  Commercial...................  $16,587  $13,326  $ 47,521  $ 71,538  $ 71,220
  Real estate, construction....    1,125    2,709     5,787    17,917    25,958
  Real estate mortgage,
   commercial..................    4,785   27,633    44,853    64,757    37,803
  Real estate mortgage,
   residential.................    6,375    5,250     5,381     6,351     8,409
  Leases receivable............      --        85       863     1,174       282
Foreign........................    4,321    5,300     3,800    10,487    10,174
                                 -------  -------  --------  --------  --------
    Total nonaccrual loans.....   33,193   54,303   108,205   172,224   153,846
Restructured loans.............      143    4,974     4,692     4,515     2,601
Other assets owned:
  Other real estate............   11,546   18,920    26,427    30,993    43,610
  Valuation reserves...........     (295)  (4,185)   (4,412)   (9,195)   (7,713)
  Other assets.................      250      118       510     1,210     5,644
                                 -------  -------  --------  --------  --------
Total other assets owned.......   11,501   14,853    22,525    23,008    41,541
                                 -------  -------  --------  --------  --------
Total nonperforming assets.....  $44,837  $74,130  $135,422  $199,747  $197,988
                                 =======  =======  ========  ========  ========
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned..................     0.73%    1.35%     2.59%     3.83%     3.47%
                                 =======  =======  ========  ========  ========
Accruing loans contractually
 past due 90 days or more as to
 principal or interest:
  Domestic.....................  $18,808  $13,338  $ 17,172  $ 19,231  $ 25,796
  Foreign......................      --       --        --        --      3,800
                                 -------  -------  --------  --------  --------
    Total......................  $18,808  $13,338  $ 17,172  $ 19,231  $ 29,596
                                 =======  =======  ========  ========  ========

  The following table details the gross interest income that would have been received during the year ended December 31, 1995 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                YEAR ENDED DECEMBER 31, 1995
                                                ------------------------------
                                                   DOMESTIC         FOREIGN
                                                    LOANS            LOANS
                                                ---------------  -------------
                                                       (IN THOUSANDS)
Gross interest income that would have been
 recorded had nonaccrual loans been current in
 accordance with original terms................  $         2,510  $         636
Interest income actually recorded..............              726            528

  At December 31, 1995, the Corporation was monitoring loans totaling $38.3 million not classified as nonaccrual, restructured or past due loans. These loans demonstrate characteristics which may result in classification as such in the future. There were no other interest bearing assets, other than loans, at December 31, 1995 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

ALLOWANCE FOR CREDIT LOSSES

  The Allowance for Credit Losses (the "Allowance") is created by direct charges against income in the form of quarterly provisions for credit losses. The amount of the Allowance equals the cumulative total of the provisions made from time to time, reduced by credit charge-offs, and increased by recoveries of credits previously charged off. Increases and decreases in the Allowance include changes in the measurement value of impaired loans. In addition, the Allowance will increase by the allowance for credit losses of loan assets acquired and will be reduced by the allowance for credit losses associated with loan assets sold (including securitizations of loan assets).

  It is the policy of the Corporation to comply with OCC Banking Circular 201 (Revised) and the supplementary Interagency Policy Statement on the Allowance for Loan and Lease Losses released December 21, 1993. The Corporation maintains an Allowance sufficient to absorb all estimated inherent losses in the loan and lease portfolio. Inherent losses are losses that meet the criteria in Statement of Financial Accounting Standards No. 5 for recognition of charges to income. Generally, a charge to income is appropriate if it is determined that it is probable that an asset has been impaired.

  All outstanding loans, leases and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. In addition, a provision for inherent losses arising from off-balance sheet credit related commitments such as standby letters of credit are included in the Allowance. The Allowance does not provide for inherent losses stemming from uncollectible interest because Corporation policy requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

  All loans classified as doubtful and all nonaccrual loans classified as substandard are analyzed individually to determine specific reserves, consistent with SFAS 114 and 118. All other loans and leases are segmented into pools based on their risk ratings. Reserve allocation for these pools is based upon historical loss experience. The methodologies used for determining historical loss rate factors include actual loss experience over a period of years, loss migration analysis, or a combination of the two. In addition, the historical loss percentage for each pool is adjusted to reflect current conditions. Among the factors considered are the levels and trends in delinquencies and nonaccruals; trends in volumes and terms of loans; effects of any changes in lending policies and procedures; the experience, ability and depth of the lending management and staff; national and local economic trends and conditions; and concentrations of credit.

  The Corporation's Credit Review function reports independently to the Board of Directors' Loan Portfolio Review Committee. This unit's responsibility is to continuously monitor the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, to provide executive management with an independent and objective evaluation of the quality of the portfolio and to assist the Board of Directors in evaluating the adequacy of the Allowance. In the retail loan and residential loan areas, this review is conducted primarily by a retail credit review staff which monitors performance trends. Formal reviews are supported by management information systems which are designed to identify accounts which deviate from established lending policies. In other lending areas, a team of credit review officers systematically inspects the credit files to identify potential credit problems.


  The following table details certain information relating to the Allowance of the Corporation for the five years ended December 31, 1995. See also Note 5 of the Notes to Consolidated Financial Statements of the Corporation.

                  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Allowance at beginning
 of year................  $  191,024  $  200,006  $  201,451  $  205,397  $  155,089
Provision for credit
 losses.................      16,000      22,996      45,291      58,126      69,496
Losses charged off:
  Commercial loans......       1,848       2,852      10,580      14,082       4,329
  Real estate loans,
   construction.........         635       1,333       1,079       3,692       2,968
  Real estate loans,
   mortgage:
    Residential.........         110         328         467         150          54
    Commercial..........         635       5,693       9,723       8,100       2,704
  Retail loans..........       2,988       4,798       6,005       6,569       6,616
  Bankcard receivables..      30,352      27,180      25,360      30,219      33,169
  Leases receivable.....          40         343         516         919         650
  Foreign loans.........       1,840         --        2,561       6,360      12,359
                          ----------  ----------  ----------  ----------  ----------
      Total losses
       charged off......      38,448      42,527      56,291      70,091      62,849
                          ----------  ----------  ----------  ----------  ----------
Recoveries of losses
 previously charged off:
  Commercial loans......       1,025       3,908       1,108         393       3,661
  Real estate loans,
   construction.........         114         304          37          35          21
  Real estate loans,
   mortgage:
    Residential.........          28          29          16          56         --
    Commercial..........         338         438         129         348         222
  Retail loans..........       2,194       2,846       2,573       2,526       1,322
  Bankcard receivables..       5,127       5,203       4,696       4,574       3,934
  Leases receivable.....         219         431         331         367         196
  Foreign loans.........         --          --        4,924       1,047         411
                          ----------  ----------  ----------  ----------  ----------
      Total recoveries..       9,045      13,159      13,814       9,346       9,767
                          ----------  ----------  ----------  ----------  ----------
Net losses charged off..      29,403      29,368      42,477      60,745      53,082
Allowance of loans
 acquired or (sold).....         --       (2,610)     (4,259)     (1,327)     33,894
                          ----------  ----------  ----------  ----------  ----------
Total allowance at end
 of year................  $  177,621  $  191,024  $  200,006  $  201,451  $  205,397
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 average unearned
 income.................  $5,804,653  $5,291,240  $5,099,293  $5,293,930  $4,832,877
                          ==========  ==========  ==========  ==========  ==========
Year end loans, net of
 unearned income........  $6,138,824  $5,458,891  $5,197,721  $5,187,612  $5,656,624
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans, net of
 average unearned
 income.................        0.51%       0.56%       0.83%       1.15%       1.10%
Allowance as a
 percentage of year end
 loans, net of unearned
 income.................        2.89        3.50        3.85        3.88        3.63
Allowance as a
 percentage of
 nonperforming loans....      532.82      322.26      177.16      113.98      131.29

  The following table provides an allocation of the Allowance by loan classification. The Corporation does not believe that the Allowance can be fragmented by category with any precision. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1995 is available to absorb losses occurring in any category of loans.

                 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                   DECEMBER 31,
                                   --------------------------------------------
                                     1995     1994     1993     1992     1991
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Commercial loans.................. $ 17,092 $ 19,222 $ 32,453 $ 39,544 $ 60,445
Real estate loans, construction...    5,144    7,556    9,376   19,150   16,092
Real estate loans, mortgage:
  Residential.....................    1,150    1,022    1,087      546      943
  Commercial......................   11,533   23,818   39,845   41,090   23,200
Retail loans......................    3,257    3,213    6,266    7,026   11,072
Bankcard receivables..............   36,141   30,830   35,950   37,420   35,004
Leases receivable.................   13,407   16,323    3,304    3,970    2,290
Foreign loans.....................    9,970   11,748    9,322   14,045   24,329
Unallocated.......................   79,927   77,292   62,403   38,660   32,022
                                   -------- -------- -------- -------- --------
    Total Allowance............... $177,621 $191,024 $200,006 $201,451 $205,397
                                   ======== ======== ======== ======== ========

DEPOSITS

  The table below provides information on the average balances of and rates paid on the deposit categories indicated for the years ended December 31, 1995, 1994 and 1993. The aggregate amount of foreign deposits did not exceed 10% of average total deposits. The majority of deposits in the foreign banking office were in amounts in excess of $100,000.

                    AVERAGE DEPOSITS AND AVERAGE RATES PAID

                                       YEARS ENDED DECEMBER 31,
                          --------------------------------------------------
                                1995             1994             1993
                          ---------------- ---------------- ----------------
                          AVERAGE  AVERAGE AVERAGE  AVERAGE AVERAGE  AVERAGE
                          BALANCES  RATES  BALANCES  RATES  BALANCES  RATES
                          -------- ------- -------- ------- -------- -------
                                        (DOLLARS IN MILLIONS)
Deposits in domestic
 offices:
  Noninterest bearing
   demand...............  $1,760.4   -- %  $1,730.1   -- %  $1,771.0   -- %
                          --------   ---   --------   ---   --------   ---
  Interest bearing
   demand...............     523.4   2.3      548.9   2.3      535.5   2.5
  Money market
   accounts.............   1,146.5   3.5    1,312.3   3.0    1,433.1   3.0
  Savings...............   1,048.1   2.7    1,144.4   2.7    1,017.0   2.9
  Other consumer time...   1,532.0   5.3    1,410.7   4.2    1,480.3   4.3
  Large denomination
   time.................     586.6   6.0      374.9   5.6      342.8   5.4
Deposits in foreign
 banking office.........     147.1   5.9      114.0   5.4       72.1   3.7
                          --------   ---   --------   ---   --------   ---
    Total interest
     bearing deposits...   4,983.7   4.1    4,905.2   3.5    4,880.8   3.5
                          --------         --------         --------
Total deposits..........  $6,744.1         $6,635.3         $6,651.8
                          ========         ========         ========
Total core deposits(1)..  $6,010.4         $6,146.4         $6,236.9
                          ========         ========         ========

--------
(1) Core deposits include all deposits in the preceding table except large denomination time deposits and deposits in the Corporation's foreign banking office.

  The following table details the maturity of domestic deposits of $100,000 or more on December 31, 1995.

  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN
                          AMOUNTS OF $100,000 OR MORE

                                                       DECEMBER 31, 1995
                                                 ------------------------------
                                                 CERTIFICATES OTHER TIME
                                                 OF DEPOSIT,  DEPOSITS,
                                                   $100,000    $100,000
                                                   OR MORE     OR MORE   TOTAL
                                                 ------------ ---------- ------
                                                         (IN MILLIONS)
Within three months.............................    $188.6      $ --     $188.6
After three months but within six months........      98.7        --       98.7
After six months but within twelve months.......      73.5        7.0      80.5
After twelve months.............................     319.5       10.5     330.0
                                                    ------      -----    ------
  Total.........................................    $680.3      $17.5    $697.8
                                                    ======      =====    ======

SHORT-TERM BORROWINGS

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to fund loan demand of other subsidiaries of the Corporation, then the Corporation will seek to meet its liquidity needs in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1995.

                             SHORT-TERM BORROWINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Federal funds purchased:
  End of year outstandings........................ $300,895  $205,856  $345,676
  Highest month-end balance.......................  621,771   331,547   460,933
  Average balance.................................  420,093   288,762   451,042
  Average rate of interest:
    At end of year................................     5.70%     5.55%     3.03%
    During year...................................     5.67      4.27      3.05
Repurchase agreements:
  End of year outstandings........................ $214,630  $313,916  $402,590
  Highest month-end balance.......................  556,115   628,028   720,542
  Average balance.................................  328,874   354,644   444,378
  Average rate of interest:
    At end of year................................     5.06%     5.13%     2.35%
    During year...................................     5.62      3.60      2.33
Master demand notes of the Corporation:
  End of year outstandings........................ $402,489  $402,539  $463,645
  Highest month-end balance.......................  408,894   454,941   463,645
  Average balance.................................  385,582   441,384   424,181
  Average rate of interest:
    At end of year................................     5.20%     4.95%     2.85%
    During year...................................     5.55      3.79      2.86
Other borrowed funds, short-term:
  End of year outstandings........................ $506,155  $138,968  $181,724
  Highest month-end balance.......................  618,516   656,846   439,474
  Average balance.................................  370,218   330,616   309,645
  Average rate of interest:
    At end of year................................     6.04%     3.93%     3.37%
    During year...................................     6.26      3.71      3.02

  As indicated, short-term borrowings include master demand notes of the Corporation. The master demand note ("masternote") is an unsecured obligation of the Corporation which was developed to meet the investment needs of the Corporation's cash management customers. Under the masternote program, available customer balances are invested overnight in masternotes. The proceeds of these notes are used to provide short-term funding to the Corporation's nonbank subsidiaries, with any excess funds invested in short-term liquid assets. Outstanding masternote balances are determined by the investable balances of the Corporation's sweep account customers that elect the masternote investment option.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

  The following table shows the changes in the Corporation's stockholders' equity for the years ended December 31, 1995, 1994 and 1993.

                        CHANGES IN STOCKHOLDERS' EQUITY

                                                       DECEMBER 31,
                                              --------------------------------
                                                 1995        1994       1993
                                              ----------  ----------  --------
                                                      (IN THOUSANDS)
Balance, beginning of year................... $1,024,024  $  976,794  $694,158
Net income...................................    120,187     111,140   113,868
Issuance of preferred stock..................        --          --    144,803
Dividends declared on preferred stock........    (11,820)    (11,820)   (1,575)
Change in net cost not yet recognized as
 periodic pension expense....................       (200)      1,443    (1,073)
Change in unrealized gains and losses on
 investment securities available-for-sale,
 net of income (tax) benefits................     51,383     (53,582)   26,613
Adjustment to preferred stock issuance
 costs.......................................        --           49       --
                                              ----------  ----------  --------
Balance, end of year......................... $1,183,574  $1,024,024  $976,794
                                              ==========  ==========  ========

  The Corporation's stockholders' equity was $1.2 billion at December 31, 1995 compared to $1.0 billion at December 31, 1994. The $159.6 million (15.6%) increase in stockholders' equity is primarily due to $120.2 million of net income in 1995 and an increase in the fair value of investment securities available-for-sale, net of income taxes. Partially offsetting these increases were $11.8 million in preferred stock dividends declared in 1995. The primary source of growth in stockholders' equity from 1993 to 1994 was $111.1 million in net income partially offset by a $53.6 million decline in the fair value of investment securities available-for-sale, net of income taxes.

  The following table details the Corporation's capital components and ratios at December 31, 1995, 1994 and 1993 based upon the capital requirements of the regulatory agencies discussed in Part I under "Business-Supervision and Regulation." Tier 1 and total capital increased $111.9 million and $117.6 million, respectively, when December 31, 1995 is compared to December 31, 1994 due to $120.2 million in net income in 1995 which was partially offset by $11.8 million in preferred dividends declared in 1995. Significant transactions affecting regulatory capital in 1994 included $111.1 million in net income which was partially offset by $11.8 million in preferred dividends declared in 1994.

                              CAPITAL COMPONENTS

                                                     DECEMBER 31,
                                           -----------------------------------
                                              1995         1994        1993
                                           -----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Preferred stockholders' equity............ $   144,852  $  144,852  $  144,803
Common stockholder's equity...............   1,038,722     879,172     831,991
Disallowed intangibles....................     (37,178)    (40,956)    (35,657)
Unrealized losses (gains) on investment
 securities available-for-sale, net of
 income taxes.............................     (24,414)     26,969     (26,613)
                                           -----------  ----------  ----------
  Tier 1 capital..........................   1,121,982   1,010,037     914,524
                                           -----------  ----------  ----------
Qualifying long term debt.................     103,721     109,676     115,629
Allowance for credit losses...............     102,754      91,105      90,153
Mandatory convertible securities..........      59,969      59,960      59,951
                                           -----------  ----------  ----------
  Tier 2 capital..........................     266,444     260,741     265,733
                                           -----------  ----------  ----------
Total capital............................. $ 1,388,426  $1,270,778  $1,180,257
                                           ===========  ==========  ==========
Risk-adjusted assets...................... $ 8,145,412  $7,188,442  $7,102,379
Average quarterly assets (fourth
 quarter)................................. $10,316,684  $9,180,622  $9,557,793
Risk based capital ratios:
  Tier 1 capital to risk adjusted assets..       13.77%      14.05%      12.88%
  Regulatory minimum......................        4.00        4.00        4.00
  Total capital to risk adjusted assets...       17.05       17.68       16.62
  Regulatory minimum......................        8.00        8.00        8.00
Leverage ratio............................       10.91       11.05        9.60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1995     1994     1993
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans......................... $510,874 $435,012 $411,021
Interest and dividends on investment securities
 held-to-maturity:
  Taxable..........................................   82,873   87,502  146,720
  Tax exempt.......................................      --       --    12,165
Interest on investment securities available-for-
 sale:
  Taxable..........................................   70,403   47,634   20,391
  Tax exempt.......................................   13,769   15,701    3,966
  Dividends........................................    1,229    1,092       23
Interest on loans held-for-sale....................    7,305    7,732   11,580
Interest on money market investments...............   21,088   25,073   11,371
                                                    -------- -------- --------
    Total interest and dividend income.............  707,541  619,746  617,237
                                                    -------- -------- --------
INTEREST EXPENSE
Interest on deposits...............................  205,566  169,191  171,122
Interest on Federal funds purchased and other
 short-term borrowings.............................   86,858   54,106   45,604
Interest on long-term debt.........................   22,124   17,802   17,312
                                                    -------- -------- --------
    Total interest expense.........................  314,548  241,099  234,038
                                                    -------- -------- --------
Net interest income................................  392,993  378,647  383,199
Provision for credit losses (note 5)...............   16,000   22,996   45,291
                                                    -------- -------- --------
Net interest income after provision for credit
 losses............................................  376,993  355,651  337,908
                                                    -------- -------- --------
NONINTEREST INCOME
Service charges on deposit accounts................   71,852   72,300   72,952
Servicing income from securitized assets, net......   22,564   18,750   28,620
Trust fees.........................................   22,228   19,513   19,212
Bankcard charges and fees..........................   17,352   17,062   18,770
Mortgage banking income............................   16,216   16,426   26,964
Securities gains, net..............................    2,136   15,616   19,976
Other income (note 13).............................   43,562   51,311   46,951
                                                    -------- -------- --------
    Total noninterest income.......................  195,910  210,978  233,445
                                                    -------- -------- --------
NONINTEREST EXPENSES
Salaries and wages.................................  172,145  165,774  165,239
Other personnel costs (notes 12 and 18)............   39,706   42,654   40,149
Net occupancy costs (notes 6 and 15)...............   32,850   33,285   30,983
Equipment costs (notes 6 and 15)...................   30,117   29,586   26,881
Other operating expenses (note 13).................  113,906  124,902  131,401
                                                    -------- -------- --------
    Total noninterest expenses.....................  388,724  396,201  394,653
                                                    -------- -------- --------
Income before income taxes.........................  184,179  170,428  176,700
Income tax expense (note 14).......................   63,992   59,288   62,832
                                                    -------- -------- --------
NET INCOME......................................... $120,187 $111,140 $113,868
                                                    ======== ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1995         1994
                                                       -----------  ----------
                                                           (IN THOUSANDS)
ASSETS
Cash and due from banks............................... $   775,582  $  554,878
Money market investments (note 2).....................     366,355     346,194
Investment securities available-for-sale (note 3).....   2,794,023   1,051,314
Investment securities held-to-maturity (fair value of
 $1,270,485 in 1994) (note 3).........................         --    1,338,267
Loans held-for-sale...................................     116,002      75,366
Loans, net of unearned income of $114,813 in 1995 and
 $84,809 in 1994:
  Commercial..........................................   1,798,248   1,633,275
  Real estate, construction...........................     290,262     268,683
  Real estate, mortgage:
    Residential.......................................     650,588     593,642
    Commercial........................................     975,474     978,164
  Retail..............................................   1,098,955     984,403
  Bankcard............................................     654,653     496,608
  Leases receivable (note 4)..........................     334,504     259,633
  Foreign.............................................     336,140     244,483
                                                       -----------  ----------
      Total loans, net of unearned income.............   6,138,824   5,458,891
Allowance for credit losses (note 5)..................    (177,621)   (191,024)
                                                       -----------  ----------
      Loans, net......................................   5,961,203   5,267,867
Premises and equipment (note 6).......................     104,379     102,157
Due from customers on acceptances.....................      14,144      26,059
Other assets..........................................     334,484     343,500
                                                       -----------  ----------
        Total assets.................................. $10,466,172  $9,105,602
                                                       ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits........................ $ 2,055,129  $1,766,648
  Interest bearing deposits...........................   4,859,031   4,786,592
Interest bearing deposits in foreign banking office...     129,022      80,306
                                                       -----------  ----------
      Total deposits..................................   7,043,182   6,633,546
Federal funds purchased and securities sold under
 repurchase agreements (note 9).......................     515,525     519,772
Other borrowed funds, short term (note 10)............     908,644     541,507
Bank acceptances outstanding..........................      14,144      26,059
Accrued taxes and other liabilities (note 14).........     286,416     146,062
Long-term debt (note 11)..............................     514,687     214,632
                                                       -----------  ----------
        Total liabilities.............................   9,282,598   8,081,578
                                                       -----------  ----------
Commitments and contingent liabilities (notes 15 and
17)
 Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A, $5
   par value per share, $25 liquidation preference per
   share; authorized 9,000,000 shares; issued
   6,000,000 shares...................................      30,000      30,000
  Common stock, $1/7 par value per share; authorized
   600,000,000 shares; issued 594,480,215 shares......      84,926      84,926
  Capital surplus.....................................     198,176     198,176
  Retained earnings...................................     846,058     737,891
  Unrealized gains (losses) on investment securities
   available-for-sale (net of income (tax) benefits of
   $(15,214) and $16,024).............................      24,414     (26,969)
                                                       -----------  ----------
      Total stockholders' equity......................   1,183,574   1,024,024
                                                       -----------  ----------
        Total liabilities and stockholders' equity.... $10,466,172  $9,105,602
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              UNREALIZED
                                                                 GAINS
                                                              (LOSSES) ON
                                                              INVESTMENT
                                                              SECURITIES
                                                              AVAILABLE-
                         PREFERRED COMMON  CAPITAL  RETAINED   FOR-SALE,
                           STOCK    STOCK  SURPLUS  EARNINGS  NET OF TAX    TOTAL
                         --------- ------- -------- --------  ----------- ----------
                                               (IN THOUSANDS)
BALANCE ON DECEMBER 31,
 1992...................  $   --   $84,926 $ 83,324 $525,908    $   --    $  694,158
Net income..............                             113,868                 113,868
Issuance of preferred
 stock..................   30,000           114,803                          144,803
Dividends declared on
 preferred stock........                              (1,575)                 (1,575)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                              (1,073)                 (1,073)
Unrealized gains on
 investment securities
 available-for-sale, net
 of income tax..........                                         26,613       26,613
                          -------  ------- -------- --------    -------   ----------
BALANCE ON DECEMBER 31,
 1993...................   30,000   84,926  198,127  637,128     26,613      976,794
Net income..............                             111,140                 111,140
Dividends declared on
 preferred stock........                             (11,820)                (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                               1,443                   1,443
Change in unrealized
 gains and losses on
 investment securities
 available-for-sale, net
 of income tax
 benefits...............                                        (53,582)     (53,582)
Adjustment to preferred
 stock issuance costs...                         49                               49
                          -------  ------- -------- --------    -------   ----------
BALANCE ON DECEMBER 31,
 1994...................   30,000   84,926  198,176  737,891    (26,969)   1,024,024
Net income..............                             120,187                 120,187
Dividends declared on
 preferred stock........                             (11,820)                (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                (200)                   (200)
Change in unrealized
 gains and losses on
 investment securities
 available-for-sale, net
 of income tax..........                                         51,383       51,383
                          -------  ------- -------- --------    -------   ----------
BALANCE ON DECEMBER 31,
 1995...................  $30,000  $84,926 $198,176 $846,058    $24,414   $1,183,574
                          =======  ======= ======== ========    =======   ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1994        1993
                                            -----------  ----------  ----------
                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................  $   120,187  $  111,140  $  113,868
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for credit losses..............       16,000      22,996      45,291
 Provision for other real estate losses...          264          44       6,202
 Depreciation and amortization............       32,089      32,033      35,319
 Deferred income tax expense (benefits)...       32,268      18,399      (1,977)
 Net gain on the sale of assets...........       (3,037)    (25,014)    (22,488)
 Net (increase) decrease in loans
  originated for sale.....................      (40,636)    181,361    (115,511)
 Decrease (increase) in trading account
  securities..............................       27,679      (3,273)    (45,721)
 (Increase) decrease in accrued interest
  receivable..............................       (2,750)     (5,648)      1,452
 Increase (decrease) in accrued interest
  payable.................................       22,240      (1,493)     (5,295)
 Other, net...............................       65,426     (46,114)     13,712
                                            -----------  ----------  ----------
 Net cash provided by operating
  activities..............................      269,730     284,431      24,852
                                            -----------  ----------  ----------
INVESTING ACTIVITIES
Proceeds from sales of investment
 securities available-for-sale............      869,803   1,271,669         --
Proceeds from sales of investment
 securities held-to-maturity..............          --       20,383     711,058
Proceeds from paydowns and maturities of
 investment securities available-for-
 sale.....................................    6,346,840     147,244         --
Proceeds from paydowns and maturities of
 investment securities held-to-maturity...   22,843,092     360,323   1,487,190
Purchases of investment securities
 available-for-sale.......................   (7,563,941) (1,198,841)        --
Purchases of investment securities held-
 to-maturity..............................  (22,809,646)    (22,832) (2,530,988)
Net increase in short term investments....     (163,207)    (38,114)   (120,708)
Proceeds from sales of loans..............          --       48,420      57,240
Purchase of loans.........................          (19)       (255)     (9,637)
Net disbursements from lending activities
 of banking subsidiaries..................     (704,398)   (321,126)   (120,613)
Principal collected on loans of nonbank
 subsidiaries.............................       31,858      25,846      27,275
Loans originated by nonbank subsidiaries..      (40,272)    (30,250)    (49,511)
Principal payments received under leases..        4,652       4,916      14,241
Purchases of assets to be leased..........       (7,549)     (3,090)     (1,311)
Proceeds from the sale of other real
 estate...................................       10,727      12,189      25,400
Proceeds from the sale of premises and
 equipment................................          798       2,850         499
Purchases of premises and equipment.......      (25,826)    (24,464)    (21,373)
Proceeds from the sale of deposits........          --     (193,945)     (8,712)
Purchases of deposits.....................        6,694      96,600         --
Purchase of mortgage company..............          --         (905)        --
Other, net................................      (17,874)    (19,259)    (29,984)
                                            -----------  ----------  ----------
 Net cash (used for) provided by investing
  activities..............................   (1,218,268)    137,359    (569,934)
                                            -----------  ----------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits.......      402,805     (43,008)    (35,682)
Net increase (decrease) in short term
 borrowings...............................      362,890    (332,356)    413,446
Principal payments on long-term debt......          --          --         (875)
Proceeds from the issuance of preferred
 stock....................................          --          --      144,803
Proceeds from the issuance of medium-term
 bank notes...............................      325,000      25,000         --
Repayment of medium-term bank notes.......      (25,000)        --          --
Cash dividends paid.......................      (11,820)    (10,440)        --
                                            -----------  ----------  ----------
 Net cash provided by (used for) financing
  activities..............................    1,053,875    (360,804)    521,692
                                            -----------  ----------  ----------
Increase (decrease) in cash and cash
 equivalents..............................      105,337      60,986     (23,390)
Cash and cash equivalents at beginning of
 year.....................................      692,123     631,137     654,527
                                            -----------  ----------  ----------
Cash and cash equivalents at December
 31,......................................  $   797,460  $  692,123  $  631,137
                                            ===========  ==========  ==========
SUPPLEMENTAL DISCLOSURES
 Interest payments........................  $   292,308  $  241,465  $  239,333
 Income tax payments......................       48,244      44,881      50,941
NONCASH INVESTING AND FINANCING ACTIVITIES
 Loan charge-offs.........................       38,448      42,527      56,291
 Transfers to other real estate...........        6,392       2,813      30,070

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

  Business--The Corporation is a wholly owned subsidiary of Allied Irish Banks, p.l.c. and provides a full range of banking services through its banking subsidiaries, The First National Bank of Maryland, First Omni Bank, N.A., and The First National Bank of Maryland, D.C. (collectively the "National Banks") and The York Bank and Trust Company (collectively with the National Banks, the "Banks"). Other subsidiaries of the Corporation are primarily engaged in consumer banking, construction lending, and equipment, consumer, and commercial financing. The Corporation's primary market area is the Baltimore/Washington marketplace which encompasses all of Maryland, Washington, D.C., northern Virginia and south central Pennsylvania. The Corporation is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

  Basis of Presentation--The consolidated financial statements include the Corporation and its subsidiaries, principally The First National Bank of Maryland ("First National"), The York Bank and Trust Company ("York Bank") and First Omni Bank, N.A. ("First Omni"). All significant intercompany transactions have been eliminated.

  In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

  Money Market Investments--Money market investments are stated at cost, which approximates fair value except for trading account securities which are carried at fair value. Adjustments to the fair value of trading account securities and trading account gains and losses are classified as other income in the accompanying consolidated statements of income.

  Securities--Securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. At the time of purchase, management determines the appropriate designation for debt and equity securities.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value of trading account securities are reported in other noninterest income.

  Held-to-maturity securities are purchased with the ability and intent to hold them to maturity and are, therefore, carried at cost adjusted for premiums and discounts.

  Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of income taxes reported as a separate component of stockholders' equity.

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

  Income on Loans Receivable--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect both related estimated residual values and unearned investment tax credits to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on discounted loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees are generally recognized as income over the commitment and loan periods, respectively. Loans are placed on nonaccrual status: when interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; when payment in full of interest or principal is not expected; or the loan is on a cash basis because of deterioration in the financial position of the borrower. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. SFAS 114 and 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral, if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of collectibility under SFAS 114 and 118 include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses.

  Premises and Equipment--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation is computed on the straight line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the respective leases or the lives of the assets. Maintenance and repairs are expensed as incurred. Leases are accounted for as operating leases since none which meet the criteria for capitalization would have a material effect if capitalized.

  Income Taxes--The Corporation files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

  Other Real Estate and Assets--Other real estate and other assets owned represent property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for credit losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. If there is an improvement in fair value, the valuation allowance is reduced, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income. Expenses incurred in maintaining assets are included in other operating expenses.

  Trust Assets--Property held in fiduciary or agency capacities for First National's and York Bank's customers is not included in the consolidated statements of condition since such assets are not assets of the Corporation.

  Statement of Cash Flows--For purposes of reporting cash flows, cash equivalents include cash and due from banks and interest bearing deposits in other banks of $21,878,000, $137,245,000 and $406,000 at December 31, 1995,
1994 and 1993, respectively, which are included in money market investments in the consolidated statements of condition.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Servicing Income From Securitized Assets--Servicing income from securitized assets represents the financial spread (the difference between finance and other charges earned on such assets and the pass-through rate due to investors) retained as seller/servicer reduced by estimated credit losses chargeable against such spread.

  Reclassifications--Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

2. MONEY MARKET INVESTMENTS

  Money market investments at December 31, 1995 and 1994 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
   Interest bearing deposits in other banks.................. $ 21,878 $137,245
   Trading account securities................................      326   28,005
   Federal funds sold........................................  322,275  154,800
   Securities purchased under agreements to resell...........   21,876   26,144
                                                              -------- --------
     Total money market investments.......................... $366,355 $346,194
                                                              ======== ========

3. INVESTMENT SECURITIES

  The amortized cost and fair values of available-for-sale securities at December 31, 1995 are as follows:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   U.S. Treasury and U.S. Govern-
    ment Agencies.................  $  891,263  $10,092    $(1,008)  $  900,347
   Mortgage backed obligations....   1,232,652   13,899     (1,212)   1,245,339
   Collateralized mortgage obliga-
    tions.........................     421,110    6,103     (2,056)     425,157
   Obligations of states and po-
    litical subdivisions..........      98,009    7,040       (163)     104,886
   Other debt securities..........      77,906      --         --        77,906
   Equity securities..............      33,454    6,934        --        40,388
                                    ----------  -------    -------   ----------
     Total........................  $2,754,394  $44,068    $(4,439)  $2,794,023
                                    ==========  =======    =======   ==========

  The amortized cost and fair values of available-for-sale securities at December 31, 1994 are as follows:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   U.S. Treasury and U.S.
    Government Agencies...........  $   52,084  $     1    $ (3,369) $   48,716
   Mortgage backed obligations....     773,388      169     (49,805)    723,752
   Collateralized mortgage obliga-
    tions.........................      15,689      182         --       15,871
   Obligations of states and po-
    litical subdivisions..........     190,144    8,052      (2,405)    195,791
   Other debt securities..........      38,716      --          --       38,716
   Equity securities..............      24,286    4,216         (34)     28,468
                                    ----------  -------    --------  ----------
     Total........................  $1,094,307  $12,620    $(55,613) $1,051,314
                                    ==========  =======    ========  ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1995 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            DECEMBER 31, 1995
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Due in one year or less............................... $  177,507 $  174,924
   Due after one year through five years.................    813,404    824,657
   Due after five years through ten years................     43,052     46,340
   Due after ten years...................................     33,217     37,218
   Mortgage backed securities(1).........................  1,653,760  1,670,496
                                                          ---------- ----------
     Total                                                $2,720,940 $2,753,635
                                                          ========== ==========

--------
(1) Includes mortgage-backed securities and collateralized mortgage obligations.

  Proceeds from the sale of investment securities available-for-sale were $869,803,000 and $1,271,669,000 during 1995 and 1994. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         1995          1994
                                                      ------------ ------------
                                                           (IN THOUSANDS)
   Gross gains....................................... $     5,910  $     22,305
   Gross losses......................................      (3,774)       (6,717)
                                                      -----------  ------------
     Total........................................... $     2,136  $     15,588
                                                      ===========  ============

  On December 8, 1995, consistent with the implementation guidance provided in the FASB Special Report titled "A Guide to the Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities", the Corporation reassessed the appropriateness of the classification of securities in the held-to-maturity portfolio and elected to transfer all securities in the held-to-maturity portfolio to the available-for-sale portfolio. The investment securities transferred had an amortized cost of $1,302,308,000 and net unrealized gains of $780,000 on the date of transfer.

  The amortized cost and fair values of held-to-maturity securities at December 31, 1994 are as follows:

                                               GROSS      GROSS
                                  AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                     COST      GAINS      LOSSES     VALUE
                                  ---------- ---------- ---------- ----------
                                                (IN THOUSANDS)
   U.S. Treasury and U.S.
    Government Agencies.......... $  793,517    $240     $(37,301) $  756,456
   Mortgage backed obligations...    160,319     --        (9,966)    150,353
   Collateralized mortgage obli-
    gations......................    383,426      20      (20,775)    362,671
   Other debt securities.........      1,005     --           --        1,005
                                  ----------    ----     --------  ----------
     Total....................... $1,338,267    $260     $(68,042) $1,270,485
                                  ==========    ====     ========  ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  There were no sales of investment securities held-to-maturity during 1995. Proceeds from the sale of investment securities held-to-maturity were $20,383,000 during 1994. These sales occurred as a result of the dissolution of a nonbanking subsidiary of the Corporation. Proceeds from the sale of investment securities held-for-possible-sale were $711,058,000 during 1993. Gross gains and losses realized on the sale of investment securities held-to-maturity and held-for-possible-sale were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1995    1994    1993(1)
                                                      ------- ------- ----------
                                                           (IN THOUSANDS)
   Gross gains....................................... $   --  $   67  $  19,978
   Gross losses......................................     --     (39)        (2)
                                                      ------- ------  ---------
     Total........................................... $   --  $   28  $  19,976
                                                      ======= ======  =========

--------
(1) Held-for-possible-sale portfolio

  Investment securities from the consolidated investment portfolio with a book value of $627,561,000 at December 31, 1995 and $818,179,000 at December 31,
1994 were pledged to secure public funds, trust deposits, repurchase agreements and funds transactions and for other purposes required by law.

4. LEASES RECEIVABLE

  The Corporation's direct financing portfolio consists of general equipment leases with an emphasis on transportation equipment in addition to retail automobile leases. The leveraged leases consist of general and transportation equipment leasing. The following table details the components of the net investment in leases at December 31, 1995 and 1994:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1995       1994
                                                            ---------  --------
                                                              (IN THOUSANDS)
   Direct financing leases:
     Lease payments receivable............................. $ 205,184  $153,324
     Estimated residual values.............................    38,308    33,234
                                                            ---------  --------
                                                              243,492   186,558
     Less unearned income..................................   (55,128)  (38,201)
                                                            ---------  --------
     Net investment in direct financing leases............. $ 188,364  $148,357
                                                            =========  ========
   Leveraged leases:
     Lease payments receivable............................. $  76,071  $ 66,336
     Estimated residual values.............................   108,228    72,133
                                                            ---------  --------
                                                              184,299   138,469
     Less unearned income..................................   (38,159)  (27,193)
                                                            ---------  --------
     Investment in leveraged leases........................   146,140   111,276
     Less related deferred taxes...........................  (104,598)  (85,572)
                                                            ---------  --------
     Net investment in leveraged leases.................... $  41,542  $ 25,704
                                                            =========  ========

  Minimum lease payments receivable at December 31, 1995 are due as follows:

                                                               AFTER
    1996       1997        1998        1999        2000         2000        TOTAL
   -------    -------     -------     -------     -------     --------     --------
                              (IN THOUSANDS)
   $40,406    $36,860     $42,439     $32,298     $41,300     $234,488     $427,791

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

5. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

  The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. SFAS 114 and 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses.

  Loans to be considered for evaluation of collectibility under SFAS 114 and 118 include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. The Corporation defines "minimum delay" as past due less than 90 days.

  Impaired loans include commercial, construction, commercial mortgage and foreign loans. Impaired loans do not include large groups of smaller balance, homogeneous loans such as residential mortgages, retail loans and bankcard loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. Reserves for probable future credit losses related to impaired loans are included in the allowance for credit losses applicable to other than impaired loans. The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance. Impaired loans are charged-off when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is recorded on a cash basis, which is consistent with the Corporation's method of interest recognition on nonaccrual loans.

  In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under SFAS 114 and 118. At December 31, 1995, the difference between total nonaccrual loans and total impaired loans was $10.2 million which included the following: nonaccrual residential loans of $6.4 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

  The following table presents impaired loans by type and any related valuation allowance at December 31, 1995:

                                              IMPAIRED    IMPAIRED
                                    TOTAL    LOANS WITH  LOANS WITH   RELATED
                                   IMPAIRED NO VALUATION A VALUATION VALUATION
                                    LOANS    ALLOWANCE    ALLOWANCE  ALLOWANCE
                                   -------- ------------ ----------- ---------
                                                 (IN THOUSANDS)
   Commercial..................... $16,588    $15,370      $1,218      $570
   Real estate, construction......   1,125      1,033          92        35
   Real estate mortgage, commer-
    cial..........................   4,785      4,020         765       130
   Foreign........................     521        521         --        --
                                   -------    -------      ------      ----
     Total........................ $23,019    $20,944      $2,075      $735
                                   =======    =======      ======      ====

   Year-to-date average recorded investment in impaired loans......... $33,604
   Year-to-date interest income recognized during impairment..........     396
   Year-to-date interest income recognized on a cash basis during
    impairment........................................................     396

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  At December 31, 1995, $15,399,000 of the total impaired loans were measured using the fair value of the loan's collateral and $1,022,000 were measured using the present value of expected future cash flows. The remaining impaired loans of $6,598,000 represented loans with recorded investments of less than $500,000 which were measured at the outstanding loan balance less any specific reserves. The $735,000 valuation allowance for impaired loans at December 31, 1995 and the activity related to impaired loans for the year ended December 31, 1995 is included in the allowance for credit losses discussed below.

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at December 31, 1995. A summary of the activity in the allowance for the three years ended December 31, 1995 follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
   Balance beginning of year.................... $191,024  $200,006  $201,451
   Provision charged to operating expenses......   16,000    22,996    45,291
   Allowance of loans acquired or (sold)........      --     (2,610)   (4,259)
   Less charge offs, net of recoveries of
    $9,045, $13,159, and $13,814................  (29,403)  (29,368)  (42,477)
                                                 --------  --------  --------
   Balance at end of year....................... $177,621  $191,024  $200,006
                                                 ========  ========  ========

6. PREMISES AND EQUIPMENT

  Components of premises and equipment at December 31, 1995 and 1994 are as follows:

                                   DECEMBER 31, 1995              DECEMBER 31, 1994
                             ------------------------------ ------------------------------
                                      ACCUMULATED                    ACCUMULATED
                                      DEPRECIATION                   DEPRECIATION
                                          AND                            AND
                               COST   AMORTIZATION   NET      COST   AMORTIZATION   NET
                             -------- ------------ -------- -------- ------------ --------
                                                    (IN THOUSANDS)
   Land....................  $ 11,107   $    --    $ 11,107 $ 11,118   $    --    $ 11,118
   Buildings and land
    improvements...........    46,567     20,238     26,329   46,679     20,155     26,524
   Leasehold improvements..    38,580     21,261     17,319   33,749     18,438     15,311
   Furniture and
    equipment..............    54,178     38,411     15,767   67,430     52,640     14,790
   Computer hardware and
    software...............    82,114     48,257     33,857   83,538     49,124     34,414
                             --------   --------   -------- --------   --------   --------
     Total.................  $232,546   $128,167   $104,379 $242,514   $140,357   $102,157
                             ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $22,354,000 in 1995, $20,359,000 in 1994, and
$18,020,000 in 1993.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

7. MORTGAGE SERVICING RIGHTS

  Mortgage servicing rights activity for the three years ended December 31, 1995 is as follows:

                                              YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                              1995           1994      1993
                                      -------------------- --------- ---------
                                      ORIGINATED PURCHASED PURCHASED PURCHASED
                                      ---------- --------- --------- ---------
                                                   (IN THOUSANDS)
   Balance beginning of year.........   $  --     $1,270    $  777    $  --
   Capitalized mortgage servicing
    rights...........................    5,610       311       889     1,083
   Amortization......................     (538)     (514)     (396)     (306)
   Valuation allowance...............      (39)      --        --        --
                                        ------    ------    ------    ------
   Balance at end of year............   $5,033    $1,067    $1,270    $  777
                                        ======    ======    ======    ======

  The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" in 1995 which requires an allocation of a portion of the total cost of applicable mortgage loans to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes were used to determine the fair value of the mortgage servicing rights at origination. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are written off.

  The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. In 1995, a provision for impaired mortgage servicing rights of $39,000 was recorded.

8. VALUATION ALLOWANCE FOR OTHER REAL ESTATE OWNED

  A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995     1994      1993
                                                   --------  -------- ---------
                                                         (IN THOUSANDS)
   Balance beginning of year...................... $  4,185  $ 4,412  $   9,195
   Provision for other real estate losses.........      264       44      6,202
   Writedowns.....................................   (4,154)    (271)   (10,985)
                                                   --------  -------  ---------
   Balance at end of year......................... $    295  $ 4,185  $   4,412
                                                   ========  =======  =========

9. FUNDS SOLD AND PURCHASED AND REPURCHASE AGREEMENTS

  Federal funds generally represent one-day transactions, a portion of which arise because of the Corporation's market activity in Federal funds for correspondent banks. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and mature within three months.

  At December 31, 1995, securities purchased under agreements to resell amounted to $21,876,000. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

  At December 31, 1995, securities sold under agreements to repurchase amounted to $214,630,000. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity.

10. OTHER BORROWED FUNDS, SHORT-TERM

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 1995 and 1994:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
   Master demand notes of the Corporation.................... $402,489 $402,539
   Bank notes................................................  400,000  130,000
   Federal funds purchased-term..............................   80,000      --
   Other.....................................................   26,155    8,968
                                                              -------- --------
     Total................................................... $908,644 $541,507
                                                              ======== ========

  At December 31, 1995, the Corporation had available lines of credit with third-party banks aggregating $100,000,000 to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

11. LONG-TERM DEBT

  Following is a summary of the long-term debt of the Corporation at December 31, 1995 and 1994 which is all unsecured:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
   5.75% Medium term bank note due September 1, 1995........  $    --  $ 25,000
   Floating Rate Medium term bank note due October 2, 1996..    75,000      --
   Floating Rate Medium term bank note due October 23,
    1996....................................................   100,000      --
   5.72% Medium term bank note due October 31, 1996.........   100,000      --
   Floating Rate Medium term bank note due November 1,
    1996....................................................    50,000      --
   10.375% Subordinated Capital Notes due August 1, 1999....    59,969   59,960
   9.15% Notes due June 1, 1996.............................    10,000   10,000
   8.68% Notes due January 31, 1997.........................     9,998    9,997
   8.67% Notes due March 20, 1997...........................     9,998    9,997
   8.375% Subordinated Notes due May 15, 2002...............    99,722   99,678
                                                              -------- --------
     Total..................................................  $514,687 $214,632
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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Floating Rate, $75,000,000 Medium term bank note matures October 2, 1996 and bears interest at a rate equal to 5 basis points below the London inter-bank offered rates (LIBOR) for 1-month Eurodollar deposits. The rate at December 31, 1995 was 5.92656%. Interest is payable monthly and the note is not redeemable prior to maturity.

  The Floating Rate, $100,000,000 Medium term bank note matures October 23, 1996 and bears interest at a rate equal to 18.75 basis points above the LIBOR rates for 3-month Eurodollar deposits. The rate at December 31, 1995 was 5.90%. Interest is payable at maturity and the note is not redeemable prior to maturity.

  The 5.72%, $100,000,000 Medium term bank note matures October 31, 1996 with interest payable at maturity and is not redeemable prior to maturity.

  The Floating Rate, $50,000,000 Medium term bank note matures November 1, 1996 and bears interest at a rate of 5 basis points below the LIBOR rates for 1-month Eurodollar deposits. The rate at December 31,1995 was 5.92266%. Interest is payable monthly and the note is not redeemable prior to maturity.

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

  The 9.15% Notes mature June 1, 1996 with interest payable semiannually and are not redeemable except under certain conditions. The notes contain various financial covenants, including tangible net worth requirements and the maintenance of indebtedness ratios. The Corporation was in compliance with the financial covenants at December 31, 1995.

  The 8.68% Notes mature January 31, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.67% Notes mature March 20, 1997 with interest payable semiannually and are not redeemable prior to maturity.

  The 8.375% Subordinated Notes mature May 15, 2002, with interest payable semiannually and are not redeemable prior to maturity.

12. EMPLOYEE BENEFIT PLANS

  The Corporation sponsors three defined benefit pension plans. The largest plan covers substantially all employees of the Corporation and its subsidiaries; the two smaller plans provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels. Net periodic pension costs totaled $6,714,000 in 1995, $12,002,000 in 1994, and $10,209,000 in 1993.

  Effective January 1, 1994, the Corporation implemented a change in the methodology used to determine the amortization of unrecognized actuarial gains and losses to be included in current period pension costs. Prior to 1994, the Corporation amortized all actuarial gains and losses over a period of ten years, the estimated remaining service period of active employees who are expected to receive benefits under the Corporation's pension plan. In 1994, the Corporation, in compliance with the provisions of Statement of Financial Accounting Standards No. 87, elected to amortize these gains and losses only to the extent that they exceed ten percent of (a) the projected benefit obligation or (b) the fair market value of plan assets, whichever is greater. This change in methodology

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
was implemented to reduce the volatility of the Corporation's pension expense from year to year due to the dramatic swings in interest rates used to set the annual discount rate. This change in accounting methodology reduced pension expense by approximately $933,000 in 1994. Prior year pension costs have not been restated.

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

  The following tables set forth the combined financial status of the plans for 1995 and 1994, and the composition of net periodic pension costs for 1995, 1994 and 1993.

                                                                DECEMBER 31
                                                             -----------------
                                                               1995     1994
                                                             -------- --------
                                                              (IN THOUSANDS)
   Accumulated benefit obligation:
     Vested................................................. $104,669 $ 75,826
     Non vested.............................................    3,199    3,138
                                                             -------- --------
       Total................................................ $107,868 $ 78,964
                                                             ======== ========
   Projected benefit obligation............................. $149,413 $107,522
   Plan assets at fair value (primarily marketable
    securities).............................................  112,855   87,372
                                                             -------- --------
     Unfunded status........................................ $ 36,558 $ 20,150
                                                             ======== ========

                                                DECEMBER 31,
                            ---------------------------------------------------------
                                       1995                         1994
                            ----------------------------  ---------------------------
                             FUNDED   UNFUNDED            FUNDED   UNFUNDED
                              PLAN     PLANS     TOTAL     PLAN     PLANS     TOTAL
                            --------  --------  --------  -------  --------  --------
                                               (IN THOUSANDS)
   Unrecognized net
    transition asset
    (liability)............ $  5,470  $   (498) $  4,972  $ 6,881  $   (597) $  6,284
   Unrecognized prior
    service benefit
    (costs)................    2,179    (2,503)     (324)   2,359    (2,696)     (337)
   Unrecognized net loss...  (47,701)   (3,402)  (51,103) (25,969)   (2,004)  (27,973)
   Prepaid (accrued)
    pension costs..........   17,243    (7,346)    9,897    7,372    (5,496)    1,876
                            --------  --------  --------  -------  --------  --------
   Unfunded status......... $(22,809) $(13,749) $(36,558) $(9,357) $(10,793) $(20,150)
                            ========  ========  ========  =======  ========  ========

                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1994     1993
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
   Net periodic pension costs:
     Service cost.................................. $  5,869  $  6,709  $ 6,098
     Interest cost.................................    8,589     8,519    8,151
     Return on assets..............................  (19,488)    3,194   (9,489)
     Net amortization and deferral.................   11,744   (10,854)   5,449
     Settlement expense............................      --      4,434      --
                                                    --------  --------  -------
       Total....................................... $  6,714  $ 12,002  $10,209
                                                    ========  ========  =======

  Included in accrued pension costs and netted against retained earnings in 1995, 1994 and 1993 are accruals of $834,000, $634,000, and $2,078,000, respectively. The adjustments were made to reflect the excess of the unfunded accumulated benefit obligation (the excess of the accumulated benefit obligations over the fair value of plan assets) over the existing unrecognized prior service costs for one of the supplemental plans.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The 1995 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.95% and 4.50%, respectively. The expected long-term rate of return on assets was 9.25% in 1995. For 1994, the rates were 7.89%, 4.50% and 9.25%, respectively.

  The Corporation sponsors defined benefit postretirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are the same as those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through an insurance company whose premiums are based on the benefits paid during the year.

  In 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected to amortize the transition obligation of $19.8 million on a straight-line basis over a period of twenty years. Postretirement benefit costs totaled $3.7 million , $3.8 million and $3.7 million in 1995, 1994 and 1993, respectively.

  The following table sets forth the plan's funded status and amounts recognized in the Corporation's Consolidated Statements of Condition.

                                  DECEMBER 31, 1995             DECEMBER 31, 1994
                             ----------------------------  ----------------------------
                                         LIFE                          LIFE
                             MEDICAL   INSURANCE  TOTAL    MEDICAL   INSURANCE  TOTAL
                             --------  --------- --------  --------  --------- --------
                                                 (IN THOUSANDS)
   Accumulated
    Postretirement Benefit
    Obligation:
     Retirees..............  $ (9,867)  $(1,649) $(11,516) $ (8,495)  $(1,360) $ (9,855)
     Dependents of retirees
      eligible for
      benefits.............    (3,542)      --     (3,542)   (3,100)      --     (3,100)
     Active employees fully
      eligible for
      benefits.............      (619)     (146)     (765)     (478)     (120)     (598)
     Active employees not
      eligible for
      benefits.............   (10,456)     (918)  (11,374)   (8,911)     (702)   (9,613)
                             --------   -------  --------  --------   -------  --------
   Accumulated
    postretirement benefit
    obligation.............   (24,484)   (2,713)  (27,197)  (20,984)   (2,182)  (23,166)
   Plan assets at fair
    value..................       --        --        --        --        --        --
                             --------   -------  --------  --------   -------  --------
   Accumulated
    postretirement benefit
    obligation in excess of
    plan assets............   (24,484)   (2,713)  (27,197)  (20,984)   (2,182)  (23,166)
   Unrecognized prior
    service cost...........       --        --        --        --        --        --
   Unrecognized net (gain)
    loss...................     1,955       289     2,244      (126)     (144)     (270)
   Unrecognized transition
    obligation.............    14,956     1,914    16,870    15,836     2,026    17,862
                             --------   -------  --------  --------   -------  --------
   Net postretirement
    benefit liability
    included in other
    liabilities............  $ (7,573)  $  (510) $ (8,083) $ (5,274)  $  (300) $ (5,574)
                             ========   =======  ========  ========   =======  ========

  The assumptions used in developing the present value of the postretirement benefit obligation are as follows:

                                                                   1995   1994
                                                                   -----  -----
   General inflation..............................................  4.50%  4.50%
   Weighted average discount rate.................................  7.25   8.50
   Weighted average rate of compensation increase.................  4.50   4.50
   Rate of increase in health care costs-initial.................. 12.50  13.50
   Rate of increase in health care costs-ultimate.................  5.50   5.50

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The resulting net periodic postretirement benefit costs consist of the following components:

                                 DECEMBER 31, 1995          DECEMBER 31, 1994
                              -------------------------  ------------------------
                                         LIFE                      LIFE
                              MEDICAL  INSURANCE TOTAL   MEDICAL INSURANCE TOTAL
                              -------  --------- ------  ------- --------- ------
                                               (IN THOUSANDS)
   Service cost.............  $1,002     $ 54    $1,056  $1,031    $ 69    $1,100
   Interest cost............   1,517      178     1,695   1,570     175     1,745
   Amortization of net
    gain....................     (71)     --        (71)    --      --        --
   Amortization of
    unrecognized transition
    obligation..............     880      112       992     879     113       992
                              ------     ----    ------  ------    ----    ------
     Net periodic
      postretirement benefit
      costs.................  $3,328     $344    $3,672  $3,480    $357    $3,837
                              ======     ====    ======  ======    ====    ======

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits is 12.2% for 1995 and is assumed to decrease gradually to 5.3% in the year 2005 after which the trend increases 0.01% per year. This health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post retirement benefit obligation at December 31, 1995 by $1,931,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1995 by $129,000.

  The Corporation provides all salaried and eligible hourly employees with a defined contribution plan. Eligible employees may enter the plan on January 1 or July 1 following their date of employment. Employees may contribute varying percentages of their annual base compensation up to a maximum of 16% (highly compensated maximum of 10% during 1995). The Corporation matches 50% of the first 6% of an employee's contribution. In addition, the Corporation makes contributions based on accumulated, unused sick leave accrued at the end of the plan year for non-officer employees. The defined contribution plan expenses totaled $3.2 million, $3.3 million and $3.5 million in 1995, 1994 and 1993, respectively.

13. OTHER INCOME AND OTHER OPERATING EXPENSES

  The following table summarizes the more significant elements of these accounts for the three years ended December 31, 1995:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Other income:
     Security sales and fees........................ $  8,614 $  7,405 $  8,710
     Customer service fees..........................    7,716    8,577    8,704
     Other..........................................   27,232   35,329   29,537
                                                     -------- -------- --------
       Total........................................ $ 43,562 $ 51,311 $ 46,951
                                                     ======== ======== ========
   Other operating expenses:
     External processing fees....................... $ 20,543 $ 15,792 $ 17,455
     Advertising and public relations...............   16,299   15,967   12,302
     Postage and communications.....................   14,997   13,661   13,238
     Regulatory fees and insurance..................    9,031   16,155   16,006
     Professional fees..............................    8,674   16,379   12,594
     Lending and collection.........................    6,225    9,319   10,798
     Other..........................................   38,137   37,629   49,008
                                                     -------- -------- --------
       Total........................................ $113,906 $124,902 $131,401
                                                     ======== ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

14. INCOME TAXES

  The Corporation follows an asset and liability approach for accounting for income taxes. Its objective is to recognize the amount of taxes payable or refundable in the current year, and deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

  The following is an analysis of income tax amounts included in the consolidated statements of condition at December 31, 1995 and 1994:

                                                                 DECEMBER 31
                                                                ---------------
                                                                 1995     1994
                                                                -------  ------
                                                                (IN THOUSANDS)
   Federal income taxes currently payable...................... $   961  $5,102
   State income taxes currently (receivable) payable...........    (446)    493
   Deferred Federal and State income tax liability.............  54,441     229

  The components of income tax expense for the three years ended December 31, 1995 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Taxes currently payable:
     Federal........................................  $28,708  $36,496  $55,041
     Foreign........................................      377      342      333
     State..........................................    2,639    4,051    9,435
                                                     -------- -------- --------
       Total taxes currently payable................   31,724   40,889   64,809
                                                     -------- -------- --------
   Deferred income taxes:
     Federal........................................   29,329   15,170   (2,648)
     State..........................................    2,939    3,229      671
                                                     -------- -------- --------
       Total deferred income taxes..................   32,268   18,399   (1,977)
                                                     -------- -------- --------
   Total income tax expense.........................  $63,992  $59,288  $62,832
                                                     ======== ======== ========

  Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1995 follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
   Percent of pre-tax income:
     Statutory Federal income tax rate..........    35.00%    35.00%    35.00%
   Increase (decrease) in tax rate resulting
    from:
     Tax-exempt income..........................    (2.74)    (3.85)    (4.09)
     State income taxes, net of Federal
      benefits..................................     1.97      2.78      3.72
     Other, net.................................     0.51      0.86      0.93
                                                 --------  --------  --------
   Effective tax rate...........................    34.74%    34.79%    35.56%
                                                 ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                             DECEMBER 31
                                                         --------------------
                                                           1995       1994
                                                         ---------  ---------
                                                           (IN THOUSANDS)
   Deferred tax assets:
     Bad debt........................................... $  74,937  $  76,171
     Deferred compensation..............................    12,635     13,012
     Income on loans....................................     4,937      4,140
     Unrealized losses on investment securities
      available-for-sale................................       --      16,025
     Depreciation.......................................       605        --
     Other..............................................     6,923      7,796
                                                         ---------  ---------
       Total gross deferred tax assets..................   100,037    117,144
                                                         ---------  ---------
   Deferred tax liabilities:
     Leases.............................................  (130,410)  (106,738)
     Depreciation.......................................       --      (1,696)
     Unrealized gains on investment securities
      available-for-sale................................   (15,225)       --
     Debt and securities sales..........................    (2,981)    (6,925)
     Pensions...........................................    (1,705)       --
     Other..............................................    (4,157)    (2,014)
                                                         ---------  ---------
       Total gross deferred tax liabilities.............  (154,478)  (117,373)
                                                         ---------  ---------
       Net deferred tax liability....................... $ (54,441) $    (229)
                                                         =========  =========

  The composition of the 1995 income tax liability and provision between current and deferred portions is subject to final determination based on the 1995 consolidated Federal income tax return.

15. LEASE COMMITMENTS

  The Corporation occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $17,980,000 in 1995, $17,196,000 in 1994, and
$16,469,000 in 1993. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $2,639,000 in 1995, $3,978,000 in 1994, and $2,731,000 in 1993. The following is a summary of the annual noncancellable long-term commitments, net of subleases:

                                       (IN  THOUSANDS)
             1996.....................     $17,664
             1997.....................      13,357
             1998.....................       8,910
             1999.....................       7,268
             2000.....................       6,210
             2001-2005................      22,176
             2006-and beyond..........      19,839

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1995.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

16. REGULATORY REQUIREMENTS AND RESTRICTIONS

  The payment of dividends to the Corporation by subsidiary banks is subject to various Federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the amount available for dividends without the prior approval of the Comptroller of the Currency was $123,951,000 at January 1, 1996.

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

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1995 and 1994 were $46,445,000 and $53,755,000, respectively.

17. TRADING AND DERIVATIVE FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

 Trading Instruments

  The Corporation maintains active trading positions in a variety of financial derivatives including foreign exchange and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and foreign exchange options. Many of these positions are a result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of the Corporation's derivative and foreign exchange traders. The managers and traders involved in financial derivatives have the technical expertise to trade these products effectively. The active involvement of the Corporation's traders in these markets allows the Corporation to offer competitive pricing to customers and the expertise necessary to advise the Corporation's asset/liability managers on the proper timing and execution of hedging strategies for the Corporation's balance sheet.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Net Trading Income

  The following table summarizes the Corporation's net trading income by category of instrument. Net trading income is included in the income statement as a component of other noninterest income.

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
                                                          (IN THOUSANDS)
   Interest rate contracts:
     Interest rate swaps............................ $      4,087  $      2,382
     Futures........................................       (3,575)          504
     Interest rate caps and floors..................           40            69
     Swaptions......................................            3            13
     Options........................................            6            10
     Securities.....................................         (224)       (1,749)
                                                     ------------  ------------
                                                              337         1,229
                                                     ------------  ------------
   Foreign exchange contracts:
     Spot and forward contracts.....................       (2,065)        2,001
     Futures........................................         (101)          457
     Options........................................        2,163        (1,534)
     Miscellaneous..................................           31            13
                                                     ------------  ------------
                                                               28           937
                                                     ------------  ------------
       Total net trading income..................... $        365  $      2,166
                                                     ============  ============

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Nature and Terms of Trading Instruments

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 1995 and 1994. The fair value in a receivable position for interest rate swaps and forwards and the fair value of the interest rate caps and floors and options held represent the credit exposure at December 31, 1995 and 1994.

                                                      FAIR VALUES
                                            ----------------------------------
                                             END-OF-PERIOD
                          NOTIONAL AMOUNTS   DECEMBER 31,         AVERAGE
                          ----------------- ----------------  ----------------
                            1995     1994    1995     1994     1995     1994
                          -------- -------- -------  -------  -------  -------
                                           (IN THOUSANDS)
Interest rate contracts:
  Interest rate swaps.... $770,294 $433,743
    In a receivable
     position............                   $12,257  $ 7,543  $ 6,952  $ 4,438
    In a payable
     position............                    (6,043)  (5,025)  (3,137)  (3,975)
  Interest rate caps.....  308,819  364,195
    Interest rate caps
     held................                       191    2,899    1,223      689
    Interest rate caps
     written.............                      (191)  (2,925)  (1,229)    (725)
  Futures................   75,500   62,000
    In a favorable
     position............                         1       32      --       --
    In an unfavorable
     position............                      (274)     (86)     --       --
Foreign exchange
 contracts:
  Options................  707,654  425,410
    Options held.........                     7,128    1,558    2,518    1,544
    Options written......                    (6,083)  (1,711)  (2,339)  (1,134)
  Forwards and futures...  825,137  346,937
    In a favorable
     position............                     1,566    1,138    1,224      856
    In an unfavorable
     position............                    (1,365)    (846)    (881)    (106)
Securities:
  Commitments to
   purchase..............   57,545   16,148     --       --       --       --
  Commitments to sell....   59,625   16,343     --       --       --       --

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

 Interest Rate Contracts

  Interest rate swaps--These instruments represent contracts between two parties to exchange interest payments on a specified principal amount, referred to as the notional principal, for a specified period. Trading

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
interest rate swap activity arises when the Corporation takes a fixed or floating rate position in a swap or when the Corporation acts as an intermediary in arranging interest rate swap transactions for customers and becomes a principal in the exchange of interest payments between the parties. Cash settlement on interest rate swaps occurs on a monthly, quarterly, or semiannual basis as specified in each interest rate swap contract.

  Interest rate caps and floors--These instruments are option-like contracts that require the writer to pay the purchaser at specified future dates, the amount, if any by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes. Interest rate caps and floors written do not expose the Corporation to credit risk, since the obligation to perform, if required, is on the Corporation.

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

 Foreign Exchange Contracts

  Options--These instruments are contracts conveying to the purchaser the right, but not the obligation, to buy or sell an agreed amount of currency at a specified exchange rate on or before a designated future date. The option writer receives a premium for bearing the risk of unfavorable exchange rate changes. Options written do not expose the Corporation to credit risk since the obligation to perform, if required, is on the Corporation. At December 31, 1995, these contracts were principally denominated in pounds sterling and Canadian dollars.

  Forwards and Futures--These instruments are contracts to purchase or sell currencies at a specified exchange rate on a future date. Futures are traded on regulated exchanges. The credit risk of futures is limited by daily cash settlement of the net change in value of open contracts with the exchange on which the contracts are traded. Forwards are not traded on regulated exchanges and expose the Corporation to credit risk as daily cash settlements are not required. At December 31, 1995, these contracts were principally denominated in deutschemarks, pounds sterling, French francs and Japanese yen.

 Securities

  Commitments to purchase--These amounts represent commitments to purchase when-issued securities as well as purchases of securities for the Corporation's trading portfolio which have not settled as of the reporting date. When-issued securities are securities where an announcement has been made of the forthcoming issue by the U. S. Treasury or some other issuer but settlement has not yet occurred.

  Commitments to sell--These amounts represent commitments to sell when-issued securities as well as sales of securities in the Corporation's trading portfolio which have not settled as of the reporting date.

 Risk Management Instruments

  Derivative financial instruments are an integral part of the Corporation's risk management process. Derivatives allow the Corporation to modify the repricing or maturity characteristics of assets and liabilities in a

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
cost-efficient manner. This flexibility helps the Corporation to achieve liquidity, capital, and interest rate risk objectives.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table presents the notional and fair value amounts for the risk management instruments entered into by the Corporation at December 31, 1995 and 1994 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at December 31, 1995. The unrealized gross gains for the various classes of instruments represent the credit exposure at December 31, 1995 and 1994.

                                              1995       1995
                                            WEIGHTED   WEIGHTED       ESTIMATED
                           NOTIONAL AMOUNT  AVERAGE  AVERAGE RATE    FAIR VALUE
                          ----------------- MATURITY ------------  ----------------
                            1995     1994   IN YEARS RECEIVE PAY    1995     1994
                          -------- -------- -------- ------- ----  ------  --------
                                          (DOLLARS IN THOUSANDS)
DESIGNATED TO ASSETS
INTEREST RATE SWAPS SOLD
Convert floating rate to
 fixed rate.............  $375,000 $175,000   1.74    5.90%  5.87% $1,665  $ (3,900)
                                                                   ------  --------
Carrying amount(1)......                                            7,702    11,172
Unrealized gross gains..                                            1,685       --
Unrealized gross
 losses.................                                           (7,722)  (15,072)
INTEREST RATE SWAPS
 PURCHASED
Convert fixed rate to
 floating rate..........    46,708   40,450   4.49    5.94   6.28  (1,795)    2,675
                                                                   ------  --------
Carrying amount(1)......                                              (38)     (255)
Unrealized gross gains..                                               86     2,930
Unrealized gross
 losses.................                                           (1,843)      --
INTEREST RATE SWAPS
 PURCHASED FORWARD
Convert fixed rate to
 floating rate..........       --    12,657    --      --     --      --        961
                                                                   ------  --------
Unrealized gross gains..                                              --        961
Unrealized gross
 losses.................                                              --        --
DESIGNATED TO
 LIABILITIES
INTEREST RATE SWAPS SOLD
Convert fixed rate to
 floating rate..........   304,000  139,000   1.73    6.36   5.86   6,255    (1,523)
                                                                   ------  --------
Carrying amount(1)......                                              254       626
Unrealized gross gains..                                            6,027       746
Unrealized gross
 losses.................                                              (26)   (2,895)
INTEREST RATE SWAPS
 PURCHASED
Convert floating rate to
 fixed rate.............    25,000  435,500   0.07    5.94   5.11      53     3,557
                                                                   ------  --------
Carrying amount(1)......                                             (215)      333
Unrealized gross gains..                                              268     3,311
Unrealized gross
 losses.................                                              --        (87)
INTEREST RATE CAPS
 PURCHASED
Convert floating rate to
 fixed rate.............   200,200  271,000   2.93     Cap-13.50%(2)  --        --
                                                                   ------  --------
Carrying amount(1)......                                               47        70
Unrealized gross gains..                                              --        --
Unrealized gross
 losses.................                                              (47)      (70)
CALL OPTIONS PURCHASED..    12,536   12,261   1.71     --     --      821        49
                                                                   ------  --------
Carrying amount(1)......                                            1,490     1,054
Unrealized gross gains..                                              --        --
Unrealized gross
 losses.................                                             (669)   (1,005)
BASIS SWAP
Convert floating rate to
 different index........    30,000   30,000   3.19    4.83   5.61    (695)   (2,426)
                                                                   ------  --------
Carrying amount(1)......                                              (76)       13
Unrealized gross gains..                                              --        --
Unrealized gross
 losses.................                                             (619)   (2,439)

--------
(1) Carrying amounts for 1995 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $7,722,000; deferred gain on the early termination of an interest rate swap purchased, ($254,000); deferred premiums on interest rate caps purchased, $47,000; and deferred premiums on call options purchased, $669,000. Carrying amounts for 1994 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $11,155,000; deferred fees on the redesignation of an interest rate swap purchased, ($195,000); deferred premiums on interest rate caps purchased, $70,000; and deferred premiums on call options purchased, $1,005,000.
(2) Pays interest if interest rates exceed 13.50%.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at December 31, 1995.

                                          1 YEAR     1-5      5-10     TOTAL
                                         OR LESS    YEARS     YEARS    YEARS
                                         --------  --------  -------  --------
                                               (DOLLARS IN THOUSANDS)
   Designated to Assets
     Notional amounts................... $275,000  $121,258  $25,450  $421,708
     Weighted average receive rate......     5.96%     5.79%    5.94%     5.91%
     Estimated fair value............... $    715  $    927  $(1,772) $   (130)
   Designated to Liabilities
     Notional amounts................... $222,200  $319,536      --   $541,736
     Weighted average receive rate......     5.92%     6.89%     --       6.33%
     Estimated fair value............... $    582  $  6,547      --   $  7,129
   Basis Swaps
     Notional amounts...................      --   $ 30,000      --   $ 30,000
     Weighted average receive rate......      --       4.83%     --       4.83%
     Estimated fair value...............      --   $   (695)     --   $   (695)

  The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at December 31, 1994.

                                          1 YEAR     1-5      5-10     TOTAL
                                         OR LESS    YEARS     YEARS    YEARS
                                         --------  --------  -------  --------
                                               (DOLLARS IN THOUSANDS)
   Designated to Assets
     Notional amounts................... $    --   $190,000  $38,107  $228,107
     Weighted average receive rate......      --       6.08%    5.63%     6.00%
     Estimated fair value...............      --   $ (2,401) $ 2,137  $   (264)
   Designated to Liabilities
     Notional amounts................... $452,669  $405,092      --   $857,761
     Weighted average receive rate......     6.08%     6.82%     --       6.43%
     Estimated fair value............... $  3,463  $ (1,380)     --   $  2,083
   Basis Swaps
     Notional amounts...................      --   $ 30,000      --   $ 30,000
     Weighted average receive rate......      --       5.18%     --       5.18%
     Estimated fair value...............      --   $ (2,426)     --   $ (2,426)

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the years ended December 31, 1995 and 1994.

                               DESIGNATED TO DESIGNATED TO  BASIS
                                  ASSETS      LIABILITIES   SWAPS    TOTAL
                               ------------- ------------- ------- ----------
                                               (IN THOUSANDS)
   Balance at December 31,
    1993.....................    $  10,500     $ 493,000   $   --  $  503,500
   Additions.................      428,107       652,354    30,000  1,110,461
   Maturities/amortizations..          --       (298,093)      --    (298,093)
   Terminations..............     (200,000)          --        --    (200,000)
   Redesignations............      (10,500)       10,500       --         --
                                 ---------     ---------   ------- ----------
   Balance at December 31,
    1994.....................      228,107       857,761    30,000  1,115,868
   Additions.................      200,000       305,275       --     505,275
   Maturities/amortizations..          (70)     (521,300)      --    (521,370)
   Terminations..............       (6,329)     (100,000)      --    (106,329)
                                 ---------     ---------   ------- ----------
   Balance at December 31,
    1995.....................    $ 421,708     $ 541,736   $30,000 $  993,444
                                 =========     =========   ======= ==========

  Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $7.7 million at December 31, 1995. These losses are scheduled to be amortized into income in the following periods: $3.4 million in 1996, $3.4 million in 1997, and $858,000 in 1998.

  The deferred gain on the early termination of an interest rate swap with notional balance of $100.0 million designated to the Corporation's federal funds purchased was $254,000 at December 31, 1995. This gain is scheduled to be amortized into income in the following periods: $98,000 in 1996, $98,000 in 1997 and $58,000 in 1998.

  As of December 31, 1995, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $3.5 million and gross interest expense decreased $3.6 million, which resulted in a $161,000 increase in net interest income. As of December 31, 1994, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income increased $2.6 million and gross interest expense decreased $1.1 million, which resulted in a $3.7 million increase in net interest income.

 Hedges of Anticipated Transactions

  The Corporation's mortgage banking subsidiary obtains both mandatory and optional commitments to deliver securitized mortgages and whole mortgage loans. These commitments hedge the risk associated with residential mortgages held-for-sale and firm and anticipated commitments to originate mortgage loans which are expected to settle within six months. At December 31, 1995 and 1994, residential mortgages held-for-sale,

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
residential mortgage firm and anticipated commitments, and offsetting commitments to deliver residential mortgages are as follows:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1995    1994
                                                               -------- -------
                                                                (IN THOUSANDS)
   Residential mortgages held-for-sale........................ $113,252 $75,366
   Commitments to originate mortgage loans:
     Firm commitments.........................................   15,656  19,056
     Anticipated commitments..................................   41,978  58,625
   Mandatory commitments to deliver:
     Securitized mortgages....................................  121,200  70,150
     Whole mortgage loans.....................................      --   59,379
   Optional commitments to deliver:
     Whole mortgage loans.....................................   57,938  13,000

  The net fair values of the residential mortgages held-for-sale, firm and anticipated commitments to originate mortgage loans, and the related commitments to deliver residential mortgage loans were $114.5 million and $76.1 million, respectively, at December 31, 1995 and 1994.

 Credit-related Instruments

  Financial instruments whose contract amounts represent potential credit risk at December 31, 1995 and 1994 are shown below:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Commitments to extend credit:
     Commercial.......................................... $2,307,569 $1,923,207
     Real estate.........................................    115,728    110,321
     Retail..............................................    602,236    545,879
     Bankcard............................................  4,071,581  2,809,928
     Leases receivable...................................     13,123     14,907
     Foreign.............................................    123,199    172,388
                                                          ---------- ----------
       Total commitments to extend credit................ $7,233,436 $5,576,630
                                                          ========== ==========
   Letters of credit:
     Commercial.......................................... $   54,296 $   52,423
     Standby-financial...................................    267,003    188,656
     Standby-performance.................................    218,537    247,963
     Standby-other confirmed.............................     21,734     26,431
                                                          ---------- ----------
       Total letters of credit........................... $  561,570 $  515,473
                                                          ========== ==========
   Securities lent....................................... $  163,836 $  123,603
   Loans sold with recourse..............................     90,022     90,020

  Commitments to extend credit--The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
all of the Corporation's commitments to extend credit are contingent upon customers' meeting and satisfying other conditions at the time of loan funding. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Commercial letters of credit--Letters of credit are conditional commitments issued by the Corporation in connection with obligations of customers (account parties) to other persons (beneficiaries). A draw on a letter of credit by the beneficiary creates a reimbursement obligation from the account party to the Corporation. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller upon compliance with specific terms of the commercial letter of credit.

  Standby letters of credit--A standby letter of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both commercial and standby of letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

 Concentrations of Credit Risk

  The majority of the Corporation's loan activity is with customers within the Baltimore/Washington marketplace which encompasses all of Maryland, Washington, D.C., northern Virginia, and south central Pennsylvania and as such its performance will be influenced by the economy of this region.

 Securitized Assets

  The Corporation's subsidiaries have securitized and sold manufactured housing receivables and credit card receivables with aggregate outstanding balances totaling $304.5 million and $338.9 million at December 31, 1995 and 1994, respectively. The Corporation's subsidiaries continue to receive servicing fees to service these receivables. These fees are comprised of the financial spread less estimated credit losses. Credit recourse is generally limited to future servicing income and certain balances maintained in trust for the benefit of investors. No gains or losses were recorded in connection with the sales. At December 31, 1995 and 1994, respectively, $139.5 million and $173.9 million in manufactured housing receivables were serviced by outside parties for a fixed fee under subservicing agreements.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS

  Following the termination of the Corporation's Long Term Incentive Plan on March 21, 1989, the Corporation adopted its 1989 Long-Term Incentive Plan and Trust (the "1989 Plan"). The 1989 Plan provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of Allied Irish ("Common Stock") (or the equivalent thereof in Common Stock ADRs) and 200,000 Non-Cumulative Preference Share ADRs of Allied Irish ("Preferred Stock") (together the "Restricted Stock"). An ADR or American Depository Receipt, is a negotiable certificate issued by a U. S. bank for shares of stock of a foreign corporation, and is the substantial equivalent of a stock certificate in a domestic company. Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and held in trust under the 1989 Plan until the expiration of the relevant restriction period. During 1994, 1993, 1991 and 1989, awards were made under the 1989 Plan aggregating the equivalent of 342,156, 2,035,680, 1,986,954 and 1,834,700 shares of Common Stock and 11,886,
57,470, 70,361 and 50,704 shares of Preferred Stock, respectively. Expenses relative to this plan totaled $2,015,000, $3,055,000 and $4,051,000 in 1995,
1994 and 1993, respectively. The awards are subject to a restriction period of at least three years.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Interest Bearing Deposits: The fair value of demand deposits, savings accounts and money market deposits with no defined maturity, by SFAS No. 107 definition, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits could be acquired.

  Federal Funds Purchased, Securities Sold Under Repurchase Agreements, and Other Short-term Borrowings: For these short-term instruments, the carrying amount approximates fair value.

  Long-term Debt: For these instruments, fair value is based on dealer quotes, where available, and on estimates made by discounting the future cash flows using the current rates at which similar borrowings could be acquired.

  Commitments to Extend Credit, Standby and Commercial Letters of Credit: The fair value of loan commitments and letters of credit, both commercial and standby, with the exception of residential mortgage loan commitments, is assumed to equal the carrying value which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms. The Corporation does not separately estimate the fair values of residential mortgage loan commitments. These fair values are included in the loans held-for-sale valuation.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The estimated fair values of the Corporation's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                         1995                   1994
                                 ---------------------  ----------------------
                                  CARRYING     FAIR      CARRYING      FAIR
                                   AMOUNT     VALUE       AMOUNT      VALUE
                                 ---------- ----------  ----------  ----------
                                               (IN THOUSANDS)
   ASSETS:
   Cash and due from banks.....  $  775,582 $  775,582  $  554,878  $  554,878
   Money market investments....     366,355    366,355     346,194     346,194
   Investment securities.......   2,794,023  2,794,023   2,389,581   2,321,799
   Loans held-for-sale.........     116,002    117,296      75,366      75,798
   Loans(a)....................   5,640,106  5,820,814   5,024,557   5,110,119
   Interest receivable.........      64,229     64,229      61,479      61,479
   LIABILITIES:
   Noninterest bearing
    deposits...................   2,055,129  2,055,129   1,766,648   1,766,648
   Interest bearing deposits...   4,988,053  5,006,027   4,866,898   4,842,155
   Funds sold and securities
    sold under agreements to
    repurchase.................     515,525    515,525     519,772     519,772
   Other borrowed funds, short-
    term.......................     908,644    908,644     541,507     541,507
   Long-term debt..............     514,687    537,972     214,632     220,712
   Interest payable............      52,315     52,315      30,075      30,075
   OFF-BALANCE SHEET ASSETS
    (LIABILITIES):
   Interest rate swap
    agreements.................      13,841     11,697      14,407       1,862
   Interest rate caps..........          47        --           44         (26)
   Interest rate futures.......         --        (273)        --          (54)
   Interest rate options.......       1,490        821       1,054          49
   Foreign exchange forwards
    and futures................         201        201         287         292
   Foreign exchange options....       1,045      1,045        (153)       (153)

--------
(a) As required by SFAS No. 107, leases receivable with carrying values totaling $321,097,000 and $243,310,000 at December 31, 1995 and 1994,
    respectively, are excluded. The carrying values are net of the allowance for loan losses and related unearned income.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

20. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  Following is condensed financial information of First Maryland Bancorp (parent company only):

                         CONDENSED STATEMENTS OF INCOME

                             FIRST MARYLAND BANCORP

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1995     1994     1993
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
   Income:
     Dividends from subsidiaries:
       Bank subsidiaries..........................  $ 26,000 $ 51,200 $ 44,500
       Nonbank subsidiaries.......................     3,124   11,050    6,554
     Interest income from subsidiaries:
       Bank subsidiaries..........................    15,153   15,639    8,784
       Nonbank subsidiaries.......................    12,159    9,787   11,753
       Other interest and dividend income.........    27,665   18,564    9,697
     Other income.................................     9,440    7,585    7,261
                                                    -------- -------- --------
         Total income.............................    93,541  113,825   88,549
                                                    -------- -------- --------
   Expenses:
     Interest expense, short-term debt............    21,392   16,727   12,513
     Interest expense, long-term debt.............    17,475   17,309   17,312
     Other expenses...............................     8,371    5,733    7,344
                                                    -------- -------- --------
         Total expenses...........................    47,238   39,769   37,169
                                                    -------- -------- --------
   Income before taxes and equity in undistributed
    net income of subsidiaries....................    46,303   74,056   51,380
   Income tax expense (credit)....................     5,977    3,586     (222)
                                                    -------- -------- --------
   Income before equity in undistributed net
    income of subsidiaries........................    40,326   70,470   51,602
   Equity in undistributed net income of
    subsidiaries..................................    79,861   40,670   62,266
                                                    -------- -------- --------
   Net income.....................................  $120,187 $111,140 $113,868
                                                    ======== ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION

                             FIRST MARYLAND BANCORP

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   ASSETS
   Cash.................................................. $      247 $      115
   Interest bearing deposits in other banks..............    559,181    577,228
   Securities purchased under agreements to resell.......        --      37,000
   Investment securities available-for-sale..............     67,921     32,767
   Investment securities held-to-maturity................        --       8,232
   Investment in subsidiaries:
     Bank subsidiaries...................................    807,817    676,796
     Nonbank subsidiaries................................     35,918     32,746
   Loans and advances to subsidiaries:
     Bank subsidiaries...................................     76,000     76,000
     Nonbank subsidiaries................................    205,192    156,289
   Loans, net of unearned income.........................     11,795      2,252
   Premises and equipment................................      4,075      4,101
   Other assets..........................................     42,264     34,736
                                                          ---------- ----------
       Total assets...................................... $1,810,410 $1,638,262
                                                          ========== ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short term debt....................................... $  402,489 $  402,539
   Long term debt........................................    189,687    189,632
   Other liabilities.....................................     34,660     22,067
                                                          ---------- ----------
       Total liabilities.................................    626,836    614,238
                                                          ---------- ----------
   Stockholders' equity..................................  1,183,574  1,024,024
                                                          ---------- ----------
       Total liabilities and stockholders' equity........ $1,810,410 $1,638,262
                                                          ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                      CONDENSED STATEMENTS OF CASH FLOWS

                            FIRST MARYLAND BANCORP

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                  1995        1994      1993
                                              ------------  --------  --------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Income before undistributed net income of
 subsidiaries...............................  $     40,326  $ 70,470  $ 51,602
Adjustments to reconcile net income to net
 cash provided by operating activities......           118        98     1,508
                                              ------------  --------  --------
  Net cash provided by operating activi-
   ties.....................................        40,444    70,568    53,110
                                              ------------  --------  --------
INVESTING ACTIVITIES
Proceeds from sales of investment securities
 available-for-sale.........................         7,670     7,126       --
Proceeds from sales of investment securities
 held-to-maturity...........................           --        --      2,100
Proceeds from paydowns and maturities of
 investment securities available-for-sale...     6,042,678     5,866       --
Proceeds from paydowns and maturities of
 investment securities held-to-maturity.....    22,604,000     3,105     3,000
Purchases of investment securities avail-
 able-for-sale..............................    (6,068,789)  (10,970)
Purchases of investment securities held-to-
 maturity...................................   (22,606,144)   (2,828)   (9,572)
Net decrease (increase) in short term in-
 vestments..................................        37,000   (36,942)       (8)
Principal collected on loans of parent com-
 pany.......................................         1,459       --        --
Loans originated by the parent company......       (11,002)   (2,252)      --
Investment in subsidiaries..................        (5,022)   (1,850)  (10,686)
Net (increase) decrease in loans to subsidi-
 aries, short-term..........................       (48,903)  160,159   (67,284)
Long-term loans to subsidiaries.............       (20,000)      --        --
Principal collected on long-term loans to
 subsidiaries...............................        20,000       --        875
Purchase of restricted stock for compensa-
 tion plan..................................           --     (1,704)   (4,809)
Purchases of premises and equipment.........           --         (7)     (120)
Proceeds from sales of premises and equip-
 ment.......................................           --        383       175
Other, net..................................           564     4,650    (3,194)
                                              ------------  --------  --------
  Net cash (used for) provided by investing
   activities...............................       (46,489)  124,736   (89,523)
                                              ------------  --------  --------
FINANCING ACTIVITIES
Net (decrease) increase in short-term
 borrowings.................................           (50)  (61,143)   73,808
Proceeds from the issuance of preferred
 stock......................................           --        --    144,803
Cash dividends paid.........................       (11,820)  (10,440)      --
                                              ------------  --------  --------
  Net cash (used for) provided by financing
   activities...............................       (11,870)  (71,583)  218,611
                                              ------------  --------  --------
(Decrease) increase in cash and cash equiva-
 lents(1)...................................       (17,915)  123,721   182,198
Cash and cash equivalents at beginning of
 year.......................................       577,343   453,622   271,424
                                              ------------  --------  --------
Cash and cash equivalents at December 31....  $    559,428  $577,343  $453,622
                                              ============  ========  ========

--------
(1) Cash and cash equivalents include those amounts under the captions "Cash" and "Interest bearing deposits in other banks" on the condensed statements of condition. There were no unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method for the three years ended December 31, 1995.

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statement of condition of First Maryland Bancorp and Subsidiaries as of December 31, 1995 and the related consolidated statement of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Maryland Bancorp and Subsidiaries as of December 31, 1995, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

  As discussed in Note 7, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights" effective in 1995.

                                          Coopers & Lybrand L.L.P.

Baltimore, Maryland
January 23, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statement of condition of First Maryland Bancorp and Subsidiaries as of December 31, 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Maryland Bancorp and Subsidiaries as of December 31, 1994 and the results of their operations and cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Baltimore, Maryland
February 13, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of the Corporation's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in the Corporation's definitive Information Statement, filed March 22, 1996 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.Financial Statements: See Item 8.

    2.Financial Statement Schedules: None.

    3.Exhibits:

       (3.1) (i) Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Form 8-A/A filed by the Corporation on November 3, 1995).
              (ii) Bylaws**
       (4.1)  The Corporation agrees to furnish to the Securities and Exchange
              Commission upon request a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.
      (10.1)  Executive Incentive Pay Plan**
      (10.2) First Maryland Bancorp 1989 Long-Term Incentive Plan and Trust, dated June 20, 1989, and Amendment No. 1 thereto dated as of January 18, 1991**
      (10.3)  Amendment No. 2, dated April 1, 1994, to First Maryland Bancorp
              1989 Long-Term Incentive Plan and Trust, as amended
      (10.4) First Maryland Bancorp Pension Plan for Executive Employees, as amended, effective January 1, 1986**
      (10.5)  Amendment to First Maryland Bancorp Pension Plan for Executive
              Employees, effective December 14, 1993
      (10.6) First Maryland Bancorp Deferred Compensation Plan, as amended and restated, effective January 1, 1990**
      (10.7) Amendment No. 1 effective October 1, 1992, Amendment No. 2 effective January 20, 1993 and Amendment No. 3 effective
              September 20, 1993, to First Maryland Bancorp Deferred
              Compensation Plan
      (10.8)  First Maryland Bancorp Deferred Compensation Amended and Restated
              Trust Agreement, dated September 23, 1988, Provident National
              Bank, trustee**
      (10.9)  First Maryland Bancorp Deferred Compensation Trust Agreement No.
              2, effective July 13, 1990, Provident National Bank, trustee**
      (10.10) First Maryland Bancorp Deferred Compensation Trust Agreement No.
              3, effective January 25, 1993, Provident National Bank, trustee

      (10.11) First Maryland Bancorp Deferred Compensation Plan, effective
              January 1, 1994
      (10.12) First Maryland Bancorp Deferred Compensation Trust Agreement No.
              4, effective January 1, 1994, Provident National Bank, trustee
      (10.13) First Maryland Bancorp Supplemental Retirement Trust Agreement,
              dated September 23, 1988, Provident National Bank, trustee**
      (10.14) First Maryland Bancorp Executive Post-Retirement Trust Agreement,
              dated October 7, 1988, Provident National Bank, trustee**
      (10.15) First Maryland Bancorp Executive Life Plan, effective January 1,
              1990**
      (10.16) First Maryland Bancorp Executive Optional Life Plan, effective
              January 1, 1990**
      (10.17) First Maryland Bancorp Excess Benefit Plan, effective October 1,
              1989**
         (21) Subsidiaries of the Registrant
         (24) Power of Attorney
         (27) Financial Data Schedule

--------
** Incorporated by reference to the Corporation's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.

  (b) Reports on Form 8-K

    There were no current reports on Form 8-K filed during the quarter ended December 31, 1995.

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

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Frank P. Bramble           President and Chief      March 22, 1996
-------------------------------------   Executive Officer
         (FRANK P. BRAMBLE)

PRINCIPAL FINANCIAL OFFICER:

       /s/ Robert W. Schaefer          Executive Vice           March 22, 1996
-------------------------------------   President
        (ROBERT W. SCHAEFER)

PRINCIPAL ACCOUNTING OFFICER:

         /s/ James A. Smith            Senior Vice              March 22, 1996
-------------------------------------   President
          (JAMES A. SMITH)

MAJORITY OF THE BOARD OF DIRECTORS:

Frank P. Bramble, Benjamin L. Brown, Jeremiah E. Casey, J. Owen Cole, Edward
A. Crooke, John F. Dealy, Mathias J. DeVito, Rhoda M. Dorsey, Jerome W. Geckle, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Kevin J. Kelly, Henry J. Knott, Jr., Thomas P. Mulcahy, William M. Passano, Jr. and Robert I. Schattner.

       /s/ Robert W. Schaefer          Attorney-in-Fact         March 22, 1996
By __________________________________
        (ROBERT W. SCHAEFER)