Form 10-Q
period 1996-03-31
FIRST MARYLAND BANCORP
filed 1996-05-13
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

           All voting stock (594,480,215 shares of Common Stock, $1/7 par value) is owned by Allied Irish Banks, p.l.c., an Irish
                              Banking Corporation.

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED MARCH 31, 1996



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-17




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    18-30



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    31


                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)



                                                                             Three months ended
                                                                                  March 31,
                                                                           ---------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                              (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $131,233     $121,461
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................       -           20,170
     Interest on investment securities available-for-sale:
         Taxable.......................................................      44,103       12,664
         Tax-exempt....................................................       1,664        3,716
         Dividends.....................................................         350          290
     Interest on loans held-for-sale...................................       2,032        1,021
     Interest on money market investments..............................       3,584        7,844
                                                                           --------     --------
           Total interest and dividend income..........................     182,966      167,166
                                                                           --------     --------
     INTEREST EXPENSE
     Interest on deposits..............................................      51,564       47,006
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      22,596       17,851
     Interest on long-term debt........................................       8,932        4,688
                                                                           --------     --------
           Total interest expense......................................      83,092       69,545
                                                                           --------     --------

     NET INTEREST INCOME...............................................      99,874       97,621
     Provision for credit losses (note 4)..............................       4,000        4,000
                                                                           --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      95,874       93,621
                                                                           --------     --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      18,807       17,446
     Trust fees........................................................       6,860        5,099
     Servicing income from securitized assets, net.....................       5,477        4,146
     Mortgage banking income...........................................       5,198        4,010
     Bankcard charges and fees.........................................       4,099        4,246
     Securities gains, net.............................................        (604)         314
     Other income......................................................       9,776       11,355
                                                                           --------     --------
           Total noninterest income....................................      49,613       46,616
                                                                           --------     --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      43,180       40,976
     Other personnel costs.............................................      13,496       10,503
     Equipment costs...................................................       8,656        8,114
     Net occupancy costs...............................................       8,195        7,687
     Other operating expenses..........................................      25,785       29,162
                                                                           --------     --------
           Total noninterest expenses..................................      99,312       96,442
                                                                           --------     --------
     INCOME BEFORE INCOME TAXES........................................      46,175       43,795
     Income tax expense................................................      16,106       15,259
                                                                           --------     --------
     NET INCOME........................................................     $30,069      $28,536
                                                                           ========     ========

                  See accompanying notes to consolidated financial statements


                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                          March 31,  December 31,   March 31,
                                                                            1996         1995         1995
                                                                       ------------ ------------  ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $657,217     $775,582    $523,747
     Money market investments (note 2).................................     195,591      366,355     211,263
     Investment securities available-for-sale (note 3).................   2,782,738    2,794,023   1,066,983
     Investment securities held-to-maturity (note 3)...................       -            -       1,474,845
     Loans held-for-sale (at cost which approximates fair value).......     128,611      116,002      69,652
     Loans, net of unearned income of $112,133, $114,813
       and $102,429:
         Commercial....................................................   1,867,298    1,798,248   1,715,129
         Real estate,construction......................................     282,737      290,262     275,270
         Real estate,mortgage:
            Residential................................................     622,599      650,588     645,086
            Commercial.................................................     981,603      975,474     971,707
         Retail........................................................   1,120,105    1,098,955     997,499
         Bankcard......................................................     654,665      654,653     488,941
         Leases receivable.............................................     340,586      334,504     287,971
         Foreign.......................................................     359,289      336,140     275,713
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   6,228,882    6,138,824   5,657,316
         Allowance for credit losses (note 4)..........................    (170,853)    (177,621)   (189,428)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   6,058,029    5,961,203   5,467,888
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     102,546      104,379     103,198
     Due from customers on acceptances.................................      11,292       14,144      17,490
     Other assets......................................................     530,007      334,484     315,748
                                                                          ---------    ---------   ---------
                   Total assets........................................ $10,466,031  $10,466,172  $9,250,814
                                                                        ===========  ===========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $1,958,412   $2,055,129  $1,704,917
         Interest bearing deposits.....................................   4,867,434    4,859,031   4,808,156
     Interest bearing deposits in foreign banking office...............     144,897      129,022     113,491
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,970,743    7,043,182   6,626,564
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     653,227      515,525     627,710
     Other borrowed funds, short-term (note 8).........................     759,182      908,644     544,150
     Bank acceptances outstanding......................................      11,292       14,144      17,490
     Accrued taxes and other liabilities...............................     369,295      286,416     155,130
     Long-term debt (note 9)...........................................     514,701      514,687     214,646
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   9,278,440    9,282,598   8,185,690
                                                                          ---------    ---------   ---------

     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $1/7 par value per share; authorized
            600,000,000 shares; issued 594,480,215 shares..............      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     872,956      846,058     763,272
          Net unrealized gains (losses) on investment securities
            available-for-sale.........................................       1,533       24,414     (11,250)
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,187,591    1,183,574   1,065,124
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity.......... $10,466,031  $10,466,172  $9,250,814
                                                                        ===========  ===========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                     Net
                                                                                                  unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                              Preferred      Common       Capital     Retained    available-
                                                Stock         Stock       Surplus     Earnings     for-sale     Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Three months ended March 31, 1995
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              28,536                  28,536
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Change in net cost not yet recognized
       as periodic pension expense..........                                                (200)                   (200)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                          15,719      15,719
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1995..............      $30,000      $84,926     $198,176     $763,272    ($11,250) $1,065,124
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Three months ended March 31, 1996
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $846,058     $24,414  $1,183,574
     Net income.............................                                              30,069                  30,069
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (216)                   (216)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                         (22,881)    (22,881)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1996..............      $30,000      $84,926     $198,176     $872,956      $1,533  $1,187,591
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                Three months ended March 31,
                                                                                              --------------------------------
                                                                                                      1996        1995
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $30,069     $28,536
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      4,000       4,000
         Depreciation and amortization...........................................................      9,366       7,790
         Deferred income tax (credit) expense....................................................     (7,935)      3,114
         Net (loss) gain on the sale of assets...................................................        640        (565)
         Net (increase) decrease in loans originated for sale....................................    (12,609)      5,714
         (Increase) decrease in trading account securities.......................................     (4,712)         51
         (Increase) decrease in accrued interest receivable......................................     (7,266)      3,491
         (Decrease) increase in accrued interest payable.........................................     (2,818)      3,091
         Other, net..............................................................................    (62,868)     16,553
                                                                                                   ---------   ---------
            Net cash (used for) provided by operating activities.................................    (54,133)     71,775
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................    350,196      35,275
       Proceeds from paydowns and maturities of investment securities available-for-sale.........  8,903,110      41,577
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........       -         66,860
       Purchases of investment securities available-for-sale..................................... (9,281,374)    (59,884)
       Purchases of investment securities held-to-maturity.......................................       -       (204,131)
       Net decrease in short-term investments....................................................    153,992      35,803
       Net disbursements from lending activities of bank subsidiaries............................    (95,190)   (203,788)
       Principal collected on loans of nonbank subsidiaries......................................      6,484       6,701
       Loans originated by nonbank subsidiaries..................................................    (12,177)     (8,120)
       Principal payments received under leases..................................................      1,042       1,657
       Purchases of assets to be leased..........................................................     (1,410)     (1,777)
       Proceeds from other real estate transactions..............................................        121       1,990
       Proceeds from the sale of premises and equipment..........................................        341         270
       Purchases of premises and equipment.......................................................     (4,392)     (6,350)
       Other, net................................................................................    (19,305)     (1,497)
                                                                                                   ---------   ---------
            Net cash provided by (used for) investing activities.................................      1,438    (295,414)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net decrease in deposits .................................................................    (72,439)     (6,982)
       Net (decrease) increase in short-term borrowings..........................................    (11,760)    110,581
       Cash dividends paid.......................................................................     (2,955)     (2,955)
                                                                                                   ---------   ---------
            Net cash (used for) provided by financing activities.................................    (87,154)    100,644
                                                                                                   ---------   ---------
     Decrease in cash and cash equivalents ......................................................   (139,849)   (122,995)
     Cash and cash equivalents at beginning of year..............................................    797,460     692,123
                                                                                                   ---------   ---------
     Cash and cash equivalents at March 31,......................................................   $657,611    $569,128
                                                                                                   =========   =========
     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................    $85,910     $66,453
       Income tax payments (credits).............................................................      8,808      (7,267)
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     12,874       7,957
       Transfers to other real estate............................................................        425       1,306

                                   See accompanying notes to consolidated financial statements

                     FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


     1.  Basis of Presentation

          The accounting and reporting policies of First Maryland Bancorp and subsidiaries (the "Corporation") conform to generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's 1995 Annual Report on Form 10-K. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.




     2.  Money Market Investments

          Money market investments at March 31, 1996, December 31, 1995 and March 31, 1995 included the following:
                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $394      $21,878      $45,381
     Trading account securities...........................       5,038          326       20,741
     Federal funds sold...................................      35,200      322,275      127,225
     Securities purchased under agreements
       to resell..........................................     154,959       21,876       17,916
                                                              --------     --------     --------
           Total money market investments.................    $195,591     $366,355     $211,263
                                                              ========     ========   ==========


     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                                March 31, 1996          December 31, 1995          March 31, 1995
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   --------- ----------
                                                                                          (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $932,111     $926,270     $891,263    $900,347     $52,480    $50,830
     Mortgage-backed obligations of
        Federal agencies..................................   1,234,154    1,224,853    1,232,652   1,245,339     760,260    732,436
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     357,054      360,172      377,858     382,627      13,630     13,478
        Privately issued..................................      38,848       38,105       43,252      42,530       1,043      1,052
     Obligations of states and political
        subdivisions......................................      93,519       98,719       98,009     104,886     188,027    195,727
     Other investment securities..........................     124,395      134,619      111,360     118,294      69,365     73,460
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................  $2,780,081   $2,782,738   $2,754,394  $2,794,023  $1,084,805 $1,066,983
                                                            ==========   ==========   ==========  ==========  ========== ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     3.  Investment Securities (cont'd)

          On December 8, 1995, consistent with the implementation guidance provided in the Financial Accounting Standards Board Special
     Report titled "A Guide to the Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities", the
     Corporation reassessed the appropriateness of the classification of securities in the held-to-maturity portfolio and elected to transfer all securities from the held-to-maturity portfolio to the available-for- sale portfolio.

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                                 March 31, 1996         December 31, 1995          March 31, 1995
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ---------- ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government agencies...........   $   -        $   -        $   -        $   -       $745,162   $725,345
     Mortgage-backed obligations of
        Federal agencies..................................       -            -            -            -        156,500    152,351
     Collateralized mortgage obligations:
        Issued by Federal agencies........................       -            -            -            -        517,939    506,231
        Privately issued..................................       -            -            -            -         54,244     50,624
     Other investment securities..........................       -            -            -            -          1,000      1,000
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................   $   -        $   -        $   -        $   -     $1,474,845 $1,435,551
                                                            ==========   ==========   ==========  ==========  ========== ==========

     4.  Impaired Loans and Allowance for Credit Losses

          The following table presents impaired loans by type and any related valuation allowance at March 31, 1996.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,604      $15,133       $1,472        $532
       Real estate, construction..........................       1,072          988           84          35
       Real estate mortgage, commercial...................       5,019        4,687          331          85
                                                              --------     --------     --------    --------
             Total........................................     $22,695      $20,808       $1,887        $652
                                                              ========     ========     ========    ========

          The following table presents impaired loans by type and any related valuation allowance at December 31, 1995.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,588      $15,370       $1,218        $570
       Real estate, construction..........................       1,125        1,033           92          35
       Real estate mortgage, commercial...................       4,785        4,020          765         130
       Foreign............................................         521          521          -            -
                                                              --------     --------     --------    --------
             Total........................................     $23,019      $20,944       $2,075        $735
                                                              ========     ========     ========    ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses (continued)

          The following table presents impaired loans by type and any related valuation allowance at March 31, 1995.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $10,415       $9,006       $1,409        $577
       Real estate, construction..........................       1,669          690          979         285
       Real estate mortgage, commercial...................      25,928       15,740       10,188       4,807
       Foreign............................................       1,500        1,500          -            -
                                                              --------     --------     --------    --------
             Total........................................     $39,512      $26,936      $12,576      $5,669
                                                              ========     ========     ========    ========

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         1996         1995
                                                                                        --------    --------
                                                                                            (in thousands)
     Year-to-date average recorded investment in impaired loans.....................     $22,857     $42,340
     Year-to-date interest income recognized during impairment......................          41         564
     Year-to-date interest income recorded on a cash basis during impairment........          41         564

          At March 31, 1996, $15,664,000 of the total impaired loans were measured using the fair value of the loan's collateral. The remaining impaired loans of $7,031,000 represented loans with recorded investments of less than $500,000 which were measured at the outstanding loan balance less any specific reserves. The $652,000 valuation allowance for impaired loans at March 31, 1996 and the activity related to impaired loans for the three months ended March 31, 1996 is included in the allowance for credit losses discussed below.

          In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". At March 31, 1996, the difference between total nonaccrual loans and total impaired loans was $10.8 million which included the following: nonaccrual residential loans of $7.0 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at March 31, 1996. A summary of the activity in the allowance for credit losses for the three months ended March 31, 1996 and 1995 follows:

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses (cont'd)

                                                                       Three months ended March 31,
                                                                     --------------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $177,621     $191,024
     Provision for credit losses.......................................       4,000        4,000
     Less: charge-offs, net of recoveries of $2,106 and $2,361.........     (10,768)      (5,596)
                                                                           --------     --------
     Balance at March 31...............................................    $170,853     $189,428
                                                                           ========     ========

     5.  Intangible Assets

          Intangible assets at March 31, 1996, December 31, 1995 and
     March 31, 1995 included the following:
                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $28,038      $28,693      $30,664
     Premium on bankcard receivables......................      10,762       11,476       13,839
     Premium on deposits..................................       7,498        7,787        8,514
     Other................................................         885          698          733
                                                               -------      -------      -------
           Total intangible assets........................     $47,183      $48,654      $53,750
                                                               =======      =======      =======

     6.  Mortgage Servicing Rights

          Mortgage servicing rights activity for the three months ended
     March 31, 1996 and March 31, 1995 follows:
                                                               Three months ended March 31,
                                                            ------------------------------------
                                                                       1996              1995
                                                            -----------------------    ---------
                                                            Originated    Purchased    Purchased
                                                            ----------    ---------    ---------
                                                                        (in thousands)
     Balance beginning of year............................      $5,033       $1,067       $1,270
     Capitalized mortgage servicing rights................         300           -           277
     Amortization.........................................        (501)         (96)        (161)
                                                              --------     --------     --------
     Balance at March 31..................................      $4,832         $971       $1,386
                                                              ========     ========     ========

          The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed their fair value. At March 31, 1996, there was a $39,000 valuation allowance.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     7.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................        $295       $4,185
     Writedowns........................................................          -          (340)
                                                                             ------       ------
     Balance at March 31...............................................        $295       $3,845
                                                                             ======       ======

     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at March 31, 1996, December
     31, 1995 and March 31, 1995 included the following:
                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $358,927     $402,489     $378,019
     Bank notes...........................................     350,000      400,000       55,000
     Federal funds purchased-term.........................      10,000       80,000       90,000
     Treasury tax and loan note account...................       5,985        6,000        6,000
     Other................................................      34,270       20,155       15,131
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $759,182     $908,644     $544,150
                                                              ========     ========     ========

     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at March 31, 1996, December 31, 1995 and March 31, 1995 which is all unsecured:
                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     5.75% Medium term bank note due September 1, 1995....    $   -        $   -         $25,000
     Floating Rate Medium term bank note due October 2,
         1996.............................................      75,000       75,000         -
     Floating Rate Medium term bank note due October 23,
         1996.............................................     100,000      100,000         -
     5.72% Medium term bank note due October 31, 1996.....     100,000      100,000         -
     Floating Rate Medium term bank note due November 1,
         1996.............................................      50,000       50,000         -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,971       59,969       59,962
     9.15% Notes due June 1, 1996.........................      10,000       10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,999        9,998        9,997
     8.67% Notes due March 20, 1997.......................       9,998        9,998        9,997
     8.375% Subordinated Notes due May 15, 2002...........      99,733       99,722       99,690
                                                              --------     --------     --------
           Total long-term debt...........................    $514,701     $514,687     $214,646
                                                              ========     ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments

     Trading Instruments

          The Corporation maintains active trading positions in a variety of financial derivatives including foreign exchange and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and foreign exchange options. Many of these positions are the result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of the Corporation's derivative and foreign exchange traders. The managers and traders involved in financial derivatives have the technical expertise to trade these products.
     The active involvement of the Corporation's traders in these markets allows the Corporation to offer competitive pricing to customers and the expertise necessary to advise the Corporation's asset/ liability managers on the proper timing and execution of hedging strategies for the Corporation's balance sheet.

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

          The following table presents the notional amounts and fair values of the classes of trading instruments at March 31, 1996 and 1995 as well as the average fair values for the three months ended March 31, 1996 and 1995.


                                                                                            Fair Values
                                                                          ----------------------------------------------
                                                                              End-of-period         Average Three Months
                                                   Notional Amounts              March 31,            ended March 31,
                                               ----------------------     ---------------------     --------------------
                                                 1996          1995         1996         1995         1996        1995
                                               --------      --------     --------     --------     --------    --------
                                                                             (in thousands)
     Interest Rate Contracts

        Interest Rate Swaps.................     $996,101     $489,967
          In a receivable position..........                                 $9,504       $5,757     $11,828      $6,741
          In a payable position.............                                 (5,583)      (2,947)     (6,052)     (3,990)

        Interest Rate Caps/Floors...........      303,098      397,695
          Interest rate caps/floors held....                                    272        1,989         190       2,287
          Interest rate caps/floors written.                                   (272)      (2,001)       (190)     (2,308)

        Futures.............................       78,500      172,500
          In a favorable position...........                                    183           98           -           -
          In an unfavorable position........                                    (50)        (107)          -           -

     Foreign Exchange Contracts

        Options.............................    1,522,620      163,656
          Options held......................                                 15,039        1,269       7,803         258
          Options written...................                                (10,949)      (1,269)     (6,647)       (163)

        Forwards............................      380,933      544,098
          In a favorable position...........                                  1,731        1,839       1,781       1,182
          In an unfavorable position........                                 (1,391)        (866)     (1,380)       (852)

     PAGE 13
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)

     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

     Net Trading Income

          The following table summarizes the Corporation's net trading income by category of instrument.  Net trading income is included in the income statement as a component of other noninterest income.
                                                         Three months ended March 31,
                                                         ----------------------------
                                                                1996         1995
                                                             ---------    ---------
                                                                 (in thousands)
              Interest rate contracts:
                  Interest rate swaps.....................     ($1,929)        $108
                  Futures.................................       1,554         (683)
                  Interest rate caps and floors...........          -            32
                  Securities..............................         604          294
                  Miscellaneous...........................         192           -
                                                               -------      -------
                                                                   421         (249)
                                                               -------      -------
              Foreign exchange contracts:
                  Spot and forward contracts..............      (1,740)       1,794
                  Futures.................................           2         (158)
                  Options.................................       1,947         (651)
                  Miscellaneous...........................         521            4
                                                               -------      -------
                                                                   730          989
                                                               -------      -------
                        Total net trading income..........      $1,151         $740
                                                               =======      =======

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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at March
     31, 1996 and 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at March 31, 1996.
                                                                                    March 31, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                     March 31,             Average     Weighted Average Rate        March 31,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed
          rate.....................              $450,000     $175,000         2.05         5.83%       5.36%    ($3,958)   ($1,254)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                7,068     10,282
       Unrealized gross gains......                                                                                  344          -
       Unrealized gross losses.....                                                                              (11,370)   (11,536)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating
          rate.....................                46,638       53,107         4.22         5.53        6.28        (518)     1,798
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  (74)      (126)
       Unrealized gross gains......                                                                                  364      1,924
       Unrealized gross losses.....                                                                                 (808)         -

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating
          rate.....................               259,000      164,000         1.80         6.09        5.09       3,040      1,313
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  504        639
       Unrealized gross gains......                                                                                2,825      1,430
       Unrealized gross losses.....                                                                                 (289)      (756)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed
          rate.....................                     -      335,500            -            -           -           -      1,338
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                 (229)       315
       Unrealized gross gains......                                                                                  229      1,100
       Unrealized gross losses.....                                                                                    -        (77)

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike level            182,500      253,300         2.91          Cap - 13.50% (2)          -          -
                                                                                                                 --------    -------
       Carrying amount (1)..........                                                                                  41         65
       Unrealized gross gains.......                                                                                   -          -
       Unrealized gross losses......                                                                                 (41)       (65)

     Call options purchased.........               12,536       12,536         1.46            -           -       1,121        119
     ---------------------                                                                                       --------    -------
       Carrying amount (1)..........                                                                               1,689      1,093
       Unrealized gross gains.......                                                                                   -          -
       Unrealized gross losses......                                                                                (568)      (974)

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

                                                                                    March 31, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                     March 31,             Average     Weighted Average Rate        March 31,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     S>
     Basis swaps
     -----------
     Convert floating rate to
     different index...............               130,000       30,000         1.11         5.42%       5.34%      1,424     (1,781)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                1,630         (5)
       Unrealized gross gains......                                                                                   96          -
       Unrealized gross losses.....                                                                                 (302)    (1,776)

     (1)  Carrying amounts for 1996 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $6,864,000; deferred gain on the early termination of an interest rate swap purchased, ($229,000); deferred premiums on interest rate caps purchased, $41,000; and
          deferred premiums on call options purchased, $568,000.  Carrying amounts for 1995 represent accrued interest receivable (payable) and the following deferred fees:  deferred losses on the early termination of interest rate swaps sold, $10,297,000; deferred fees on the redesignation of an interest rate swap purchased, ($112,000);
          deferred premiums on interest rate caps purchased, $65,000; and deferred premiums on call options purchased,
          $974,000.
     (2)  Pays interest if interest rates exceed 13.50%.

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at March 31, 1996.

                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $275,000     $196,188      $25,450     $496,638
        Weighted average receive rate.......         5.96%        5.62%        5.56%        5.80%
        Estimated fair value................          483       (4,076)        (883)      (4,476)


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $122,473     $331,563     $   -        $454,036
        Weighted average receive rate.......         5.32%        6.59%        -  %         6.09%
        Estimated fair value................          139        4,022         -           4,161


     Basis Swaps
     -----------
        Notional amount.....................     $100,000      $30,000     $   -        $130,000
        Weighted average receive rate.......         5.69%        4.50%        -  %         5.42%
        Estimated fair value................        1,736         (312)        -           1,424

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at March 31, 1995.

                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................    $   -         $190,000      $38,107     $228,107
        Weighted average receive rate.......        -  %          6.12%        6.19%        6.13%
        Estimated fair value................        -             (257)         801          544


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $402,944     $362,392     $   -        $765,336
        Weighted average receive rate.......         6.62%        7.13%        -  %         6.72%
        Estimated fair value................        1,946          824         -           2,770


     Basis Swaps
     -----------
        Notional amount.....................    $   -          $30,000     $   -         $30,000
        Weighted average receive rate.......        -  %          5.83%        -  %         5.83%
        Estimated fair value................        -           (1,781)        -          (1,781)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the three months ended March 31, 1996.


                                                            Designated
                                               Designated       to          Basis
                                                to Assets   Liabilities     Swaps        Total
                                               ----------  ------------   --------       -----
                                                               (in thousands)
     Balance at beginning of year...........     $421,708     $541,736      $30,000     $993,444
     Additions..............................       75,000       80,000         -         155,000
     Maturities/amortizations...............          (70)     (67,700)        -         (67,770)
     Redesignations.........................         -        (100,000)     100,000         -
                                                 --------     --------     --------   ----------
     Balance at March 31....................     $496,638     $454,036     $130,000   $1,080,674
                                                 ========     ========     ========   ==========

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the three months ended March 31, 1995.


                                                            Designated
                                               Designated       to          Basis
                                                to Assets   Liabilities     Swaps        Total
                                               ----------  ------------   --------       -----
                                                              (in thousands)
     Balance at beginning of year...........     $228,107     $857,761      $30,000   $1,115,868
     Additions..............................         -          25,275         -          25,275
     Maturities/amortizations...............         -        (117,700)        -        (117,700)
                                                 --------     --------     --------   ----------
     Balance at March 31....................     $228,107     $765,336      $30,000   $1,023,443
                                                 ========     ========     ========   ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)


          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $6.9 million as of March 31, 1996. These losses are scheduled to be amortized into income in the following periods:
     $2.6 million for the remainder of 1996, $3.4 million in 1997 and $858,000 in 1998.

          The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $229,000 as of March 31, 1996. This gain is scheduled to be amortized into income in the following periods:
     $74,000 for the remainder of 1996, $98,000 in 1997 and $57,000 in 1998.

          As of March 31, 1996, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $684,000 and gross interest expense decreased $857,000 which resulted in a $173,000 increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the three months ended March 31, 1996 was $30.1 million compared to $28.5 million for the three months ended March 31, 1995. Return on average assets and return on average total equity were 1.15% and 10.00%, respectively, for the three months ended March 31, 1996 compared with 1.24% and 11.02% for the three months ended March 31, 1995.


     Table 1                Selected Quarterly Financial Information


                                                           1st Quarter  4th Quarter  3rd Quarter  2nd Quarter 1st Quarter
                                                               1996         1995         1995         1995        1995
                                                           -----------  -----------  ----------- ----------- -----------
                                                                             (dollars in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........    $101,197     $100,872     $100,291     $99,651     $99,954
        Tax equivalent adjustment.........................       1,323        1,033        2,217       2,192       2,333
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      99,874       99,839       98,074      97,459      97,621
        Provision for credit losses.......................       4,000        5,666        2,373       3,961       4,000
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      95,874       94,173       95,701      93,498      93,621
        Noninterest income................................      49,613       52,142       49,483      47,669      46,616
        Noninterest expenses..............................      99,312       98,373       97,589      96,320      96,442
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      46,175       47,942       47,595      44,847      43,795
        Income tax expense................................      16,106       16,454       16,563      15,716      15,259
                                                              --------     --------     --------    --------    --------
        Net income........................................     $30,069      $31,488      $31,032     $29,131     $28,536
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................  10,531,200   10,336,500    9,791,300   9,705,800   9,313,200
        Loans, net of unearned income.....................   6,173,600    6,065,800    5,858,100   5,768,400   5,519,700
        Deposits..........................................   6,905,200    6,794,700    6,835,300   6,742,200   6,600,900
        Long-term debt....................................     514,700      440,500      206,500     214,700     214,600
        Common stockholder's equity.......................   1,064,100    1,023,900      982,300     947,300     905,000
        Stockholders' equity..............................   1,208,900    1,168,700    1,127,100   1,092,100   1,049,800

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.15%        1.21%        1.26%       1.20%       1.24%
        Return on average total stockholders' equity......       10.00        10.69        10.92       10.70       11.02
        Return on average common stockholder's equity.....       10.25        11.06        11.34       11.08       11.46
        Average stockholders' equity to average total
          assets..........................................       11.48        11.31        11.51       11.25       11.27
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.63        13.77        13.64       13.64       14.03
          Total...........................................       16.78        17.05        16.94       17.00       17.53
        Tier 1 leverage ratio.............................       10.99        10.91        11.21       11.00       11.15
        Net interest margin...............................        4.26         4.24         4.45        4.50        4.74
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.70         0.66         0.40        0.55        0.41
        Allowance for credit losses to period end loans,
          net of unearned income..........................        2.74         2.89         3.02        3.17        3.35
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.73         0.73         0.84        0.88        1.10

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)


     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended March 31, 1996 of $101.2 million increased $1.2 million (1.2%) when compared to net interest income of $100.0 million for the quarter ended March 31, 1995. Net interest income benefited from the following: a $998.4 million increase in earning assets, a more favorable asset mix evidenced by a $653.9 million increase in average loans, an increase in interest free sources of funds of $189.4 million and an additional interest accrual day which added $649,000 to net interest income. In addition, nonrecurring income from loan prepayments and renegotiations improved net interest income by $934,000. Partially offsetting these positive contributions to net interest income was a 51 basis point decline in the interest rate spread. The net interest margin for the quarter ended March 31, 1996 was 4.26% compared to 4.74% for the quarter ended March 31, 1995.


          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months ended March 31, 1996 and 1995 is presented in Table 2.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                       Three months ended March 31,
                                                 -----------------------------------------------------------------------
                                                                  1996                                  1995
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,988.6        $46.9         6.31%    $2,440.8       $38.6        6.41%
     Loans held-for-sale....................        115.1          2.0         7.10         48.4         1.0        8.56
     Loans, net of unearned income..........      6,173.6        131.8         8.59      5,519.7       122.0        8.97
     Other earning assets...................        272.0          3.6         5.30        542.0         7.9        5.87
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,549.3        184.3         7.76     $8,550.9       169.5        8.04
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........      7,214.9         83.1         4.63      6,405.9        69.5        4.40
     Interest rate spread (2)...............                                   3.13                                 3.64
     Interest free sources utilized
       to fund earning assets...............      2,334.4                                2,145.0
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,549.3         83.1         3.50     $8,550.9        69.5        3.30
                                                 ========       ------                  ========      ------
     Net interest income....................                    $101.2                                $100.0
                                                                ======                                ======
     Net interest margin (3)................                                   4.26%                                4.74%
                                                                               ====                                 ====

     (1)  Yields on investment securities are calculated based upon average amortized cost.
     (2)  Interest rate spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
     (3)  Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Provision for Credit Losses

          The provision for credit losses totaled $4.0 million for the first quarter of 1996 as well as the first quarter of 1995. Provisions for bankcard receivables increased $3.7 million when compared to provisions for the first quarter of 1995. This increase was offset by $3.7 million in provision recaptures in 1996.


     Noninterest Income

          The following table presents the components of noninterest income for the three months ended March 31, 1996 and 1995.


     Table 3                     Noninterest Income
                                                    Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1996          1995    1996/1995
                                                  -------      -------   -----------
                                                        (dollars in thousands)
     Service charges on deposit accounts....      $18,807      $17,446          7.8%
     Trust fees.............................        6,860        5,099         34.5
     Servicing income from securitized
       assets, net..........................        5,477        4,146         32.1
     Mortgage banking income................        5,198        4,010         29.6
     Bankcard charges and fees..............        4,099        4,246         (3.5)
     Securities gains, net..................         (604)         314       (292.4)
     Other income:
       Customer service fees................        1,963        1,753         12.0
       Security sales and fees..............        1,180        1,222         (3.4)
       Trading income.......................        1,151        1,403        (18.0)
       Other................................        5,482        6,977        (21.4)
                                                  -------      -------        -----
     Total other income.....................        9,776       11,355        (13.9)
                                                  -------      -------        -----
            Total noninterest income........      $49,613      $46,616          6.4%
                                                  =======      =======      =======

          The Corporation's noninterest income for the first quarter of 1996 increased $3.0 million (6.4%) when compared to the first quarter of 1995. Service charges on deposits increased $1.4 million (7.8%) Corporate deposit service charges increased $717,000 and retail deposit service charges increased $643,000. Trust fees increased $1.8 million (34.5%) as a result of increases in personal trust services income and custody fee income. Servicing income on securitized assets increased $1.3 million (32.1%) due to a decrease in the amount of servicing income reserved for credit losses resulting from improved credit experience on the securitized portfolios.
     Mortgage banking income increased $1.2 million (29.6%) as a result of an increase in mortgage loan placement fees of $1.0 million. Securities losses of $604,000 were recorded in the first quarter of 1996 compared to $314,000 in gains in the first quarter of 1995. Securities sales are discussed in detail under "Changes in Financial Position." Total other income decreased $1.6 million
     (13.9%) primarily due to the following income which was recorded in the first quarter of 1995: $827,000 in nonaccrual fees and interest payments received on two loans which were previously paid off and $175,000 in income from an other real estate owned property. In addition, leasing residual gains decreased $415,000 when the first quarter of 1996 is compared to the first quarter of 1995.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expense for the three months ended March 31, 1996 and 1995.


     Table 4                        Noninterest Expenses

                                                   Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1996         1995     1996/1995
                                                  -------      -------   -----------
                                                       (dollars in thousands)
     Salaries and wages.....................      $43,180      $40,976          5.4%
     Other personnel costs..................       13,496       10,503         28.5
     Equipment costs........................        8,656        8,114          6.7
     Net occupancy costs....................        8,195        7,687          6.6
     Other operating expenses:
       External services....................        5,480        4,837         13.3
       Postage and communications...........        4,099        3,553         15.4
       Advertising and public relations.....        3,701        4,795        (22.8)
       Professional fees....................        1,860        1,836          1.3
       Lending and collection...............        1,427        1,330          7.3
       Regulatory fees and insurance........          858        3,937        (78.2)
       Other................................        8,360        8,874         (5.8)
                                                   ------       ------        -----
         Total other operating expenses.....       25,785       29,162        (11.6)
                                                   ------       ------        -----
             Total noninterest expenses.....      $99,312      $96,442          3.0%
                                                  =======      =======      =======

          The Corporation's noninterest expenses for the first quarter of 1996 increased $2.9 million (3.0%) when compared to the first quarter of 1995. Salaries and wages increased $2.2 million (5.4%) primarily due to a $760,000 increase in employee incentives and commissions and a $540,000 severance accrual in 1996. Other personnel costs increased $3.0 million (28.5%) primarily as a result of a $2.2 million increase in employee retirement expenses which included $1.0 million in pension settlements in 1996. In addition, payroll taxes increased $586,000. Advertising and public relations expense decreased $1.1 million (22.8%) primarily due to expenses for a bankcard solicitation in the first quarter of 1995. Regulatory fees and insurance expense decreased $3.1 million (78.2%) due to a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment rate.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale decreased $11.3 million from December 31, 1995 to March 31, 1996. In the first quarter of 1996, $109.8 million in U. S. Treasury securities were sold, resulting in net losses of $555,000 and $241.0 million in mortgage-backed obligations of Federal agencies ("MBS's") were sold, resulting in net losses of $48,000. Paydowns, maturities and/or calls on the the available-for-sale securities totaled $8.9 billion in the first three months of 1996. These decreases in the portfolio were offset by $9.3 billion in purchases which included the following: $8.9 billion U.S. Treasury and U.S. Government agency securities, $303.0 million in MBS's, $71.4 million in other debt securities and $1.0 million in in equity securities. The fair value of the available-for-sale portfolio at March 31, 1996 was $2.7 million above the amortized cost compared to a fair value at December 31, 1995 which was $39.6 million above the amortized cost. This change in the fair value resulted in a $22.9 million net adjustment to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 5 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at March 31, 1996.

          The amortized cost and fair values of the available-for-sale securities at March 31, 1996 are shown in the following table.


     Table 5                    Available-for-Sale Portfolio
                                                                             March 31, 1996
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government agencies...........    $932,111       $2,812      ($8,653)   $926,270
     Mortgage-backed obligations of
        Federal agencies..................................   1,234,154        5,170      (14,471)  1,224,853
     Collateralized mortgage obligations:
        Issued by Federal agencies........................     357,054        5,001       (1,883)    360,172
        Privately issued..................................      38,848           41         (784)     38,105
     Obligations of states and political
        subdivisions......................................      93,519        5,735         (535)     98,719
     Other debt securities................................      90,052          232            -      90,284
     Equity securities....................................      34,343        9,992            -      44,335
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $2,780,081      $28,983     ($26,326) $2,782,738
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income increased to $6.2 billion at March 31, 1996 from $6.1 billion at December 31, 1995. This $90.1 million (1.5%) increase was due primarily to growth in commercial and foreign loans.

          Commercial loans increased $69.1 million (3.8%) from December 31, 1995 to March 31, 1996, thereby contributing more than three-quarters of the total loan growth for the Corporation. The majority of the commercial loan growth was from large corporate borrowers from the multi-national sector including borrowers within the Communications industry.

          Commercial real estate loans, which include both construction and commercial mortgages, were flat at $1.3 billion from December 31, 1995 to March 31, 1996. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 7 and 8.

          Residential mortgages decreased $28.0 million (4.3%) since December 31, 1995. The Corporation originates residential mortgages primarily for sale in the secondary market. New originations for the Corporation's permanent portfolio are principally low income housing and adjustable rate products. Residential mortgages declined in the first quarter due to decreased demand for adjustable rate mortgages.

          Retail loans increased $21.2 million (1.9%) from December 31, 1995 to March 31, 1996. Most of the retail loan growth was within the installment loan product lines including real estate secured, closed-ended loans.

          Bankcard outstandings from December 31, 1995 to March 31, 1996 were flat at $654.7 million.

          Leases receivable increased $6.1 million (1.8%) since December 31, 1995. The majority of the growth was in retail leases, which comprises 10% of total leases receivable. Automobile leasing by consumers remains a popular financing choice.

          Foreign loans increased $23.1 million (6.9%) from December 31, 1995 to March 31, 1996. The majority of growth has been in loans to customers within the shipping industry.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 6.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 6              Loan Portfolio Distribution by Industry Classification
                                                                               March 31, 1996
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
        Transportation (1)................................    $450,166      $25,986     $476,152        $516
        Communications (2)................................     359,438      113,776      473,214       2,388
        Healthcare (3)....................................     326,095      117,948      444,043         181

     ----------------
     (1)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
     (2)  Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.
     (3)  Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.

     Table 7              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                             March 31, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $91,642     $272,650         $413        $274
     Industrial warehouse.................................      47,602      166,988        1,005           -
     Retail...............................................      51,992      134,034        2,122       4,015
     Hospitals/nursing home...............................       6,183       93,127            -           -
     Hotels/motels........................................           -       62,426            -           -
     Commercial land......................................      37,564          712          449       4,959
     Special purpose......................................      11,344       68,970          423           -
     Apartments...........................................      23,792       51,893          421           -
     Mixed use............................................           -       46,765            -           -
     Residential land.....................................       8,235          239          623       1,282
     Other land-farm/recreational.........................           -        7,787          575           -
     Residential properties for resale....................       3,446          700            -           -
     Miscellaneous........................................         937       75,312           60           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $282,737     $981,603       $6,091     $10,530
                                                            ==========   ==========   ==========  ==========

     Table 8              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                             March 31, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $220,071     $654,447       $2,611      $5,934
     Pennsylvania.........................................      11,061      164,803        3,473       1,726
     Virginia.............................................      23,630       38,903            -       2,096
     Washington, D.C......................................      17,559       30,209            -         274
     Florida..............................................       6,591       26,315            -         500
     New Jersey...........................................           -       27,375            -           -
     Delaware.............................................         746        9,146            7           -
     All other............................................       3,079       30,405            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $282,737     $981,603       $6,091     $10,530
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $45.5 million at March 31, 1996, an increase of $695,000 when compared to nonperforming assets of $44.8 million at December 31, 1995. The most significant change in nonperforming assets in the three months ended March 31, 1996 was $4.8 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. This increase was partially offset by paydowns of $3.7 million, loans reclassified to accrual status of $433,000 and other real estate owned sales of $129,000. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans returned to accrual status were residential loans which met the regulatory tests for return to accrual status. Information on the Corporation's impaired loans is included in note 4 of the Notes to the Consolidated Financial Statements.


          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.


     Table 9                          Nonperforming Assets

                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
                                                          ------------- ------------ -------------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $16,605      $16,587      $10,415
       Real estate, construction..........................       1,072        1,125        1,669
       Real estate mortgage, commercial...................       5,019        4,785       25,928
       Real estate mortgage, residential..................       6,964        6,375        4,374
       Leases receivable..................................         -            -             85
     Foreign..............................................       3,800        4,321        5,300
                                                              --------     --------     --------
           Total nonaccrual loans.........................      33,460       33,193       47,771
                                                              --------     --------     --------
     Restructured loans...................................         139          143          444
     Other assets owned:
       Other real estate..................................      11,832       11,546       17,945
       Valuation reserves.................................        (295)        (295)      (3,845)
       Other assets.......................................         396          250          146
                                                              --------     --------     --------
           Total other assets owned.......................      11,933       11,501       14,246
                                                              --------     --------     --------
       Total nonperforming assets.........................     $45,532      $44,837      $62,461
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.73%        0.73%        1.10%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $20,580      $18,808      $15,006
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


          The following table details certain information relating to the allowance for credit losses of the Corporation for the three months ended March 31, 1996 and March 31, 1995, respectively.

     Table 10                 Analysis of the Allowance for Credit Losses


                                                           Three months ended March 31,
                                                           ----------------------------
                                                               1996         1995
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $177,621     $191,024
     Provision for credit losses..........................       4,000        4,000
     Losses charged off:
         Commercial loans.................................        (459)         (94)
         Real estate loans, mortgage:
           Residential....................................         (14)         (16)
           Commercial.....................................           -           (5)
         Retail...........................................      (1,174)        (763)
         Bankcard receivables.............................     (11,227)      (7,068)
         Leases receivable................................           -          (11)
                                                              --------     --------
           Total losses charged off.......................     (12,874)      (7,957)

     Recoveries of losses previously charged off:
         Commercial loans.................................         352          357
         Real estate loans, construction..................          10            -
         Real estate loans, mortgage:
           Residential....................................           3           22
           Commercial.....................................           5            3
         Retail...........................................         443          546
         Bankcard receivables.............................       1,267        1,364
         Leases receivable................................          26           69
                                                              --------     --------
           Total recoveries...............................       2,106        2,361
     Net losses charged off...............................     (10,768)      (5,596)
                                                              --------     --------
     Total allowance at March 31..........................    $170,853     $189,428
                                                              ========     ========

     Average loans, net of average unearned income........  $6,173,601   $5,519,715
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $6,228,882   $5,657,316
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.70%        0.41%

     Allowance as a percentage of period end loans, net
        of unearned income................................        2.74         3.35

     Allowance as a percentage of nonperforming loans.....      508.51       392.88

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits decreased $72.4 million from December 31, 1995 to March 31, 1996. Core deposits totaled $6.3 billion at March 31, 1996 and at December 31, 1995. Interest bearing demand deposits decreased $403.9 million offset by a $443.0 million increase in money market deposits. During the first quarter of 1996 the Corporation introduced a new sweep product which resulted in a decrease in interest bearing demand deposits with an offsetting increase in money market deposits. This shift in deposits resulted in a reduction in the level of required reserves that the Corporation must maintain in cash and noninterest earning balances with the Federal Reserve Bank. Purchased deposits, which include large denomination time and foreign time deposits, decreased $26.2 million.

          Total deposits increased $344.2 million from March 31, 1995 to March 31, 1996. Core deposits increased $365.5 million primarily due to increases in money market deposits of $334.4 million, noninterest bearing demand deposits of $243.9 million and other consumer time deposits of $173.4 million. As noted above, the increase in money market deposits was offset by a decline in interest bearing demand deposits of $346.7 million which was primarily due to the introduction of a new sweep product. Purchased deposits decreased $21.3 million.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at March 31, 1996, December 31, 1995 and March 31, 1995, based upon the capital requirements of the Federal Reserve Board.

     Table 11                       Capital Components

                                                                          March 31,  December 31,   March 31,
                                                                            1996         1995         1995
                                                                       ------------ ------------- -------------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................   1,042,739    1,038,722     920,272
     Disallowed intangibles............................................     (36,421)     (37,178)    (39,911)
     Net unrealized (gains) losses on investment securities available-
        for-sale (1)...................................................      (1,533)     (24,414)     11,250
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,149,637    1,121,982   1,036,463
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................      99,733      103,721     105,688
     Allowance for credit losses (2)...................................     106,272      102,754      93,567
     Mandatory convertible securities..................................      59,971       59,969      59,962
                                                                           --------     --------    --------
     Tier 2 capital....................................................     265,976      266,444     259,217
                                                                           --------     --------    --------
     Total capital.....................................................  $1,415,613   $1,388,426  $1,295,680
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $8,437,187   $8,145,412  $7,389,540
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines).................. $10,494,467  $10,316,684  $9,337,935
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.63%       13.77%      14.03%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       16.78        17.05       17.53
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       10.99        10.91       11.15

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $27.7 million and $27.2 million, respectively, when March 31, 1996 is compared to December 31, 1995 primarily due to $30.1 million in net income partially offset by $3.0 million in dividends declared on preferred stock in the first three months of 1996. Tier 1 and total capital increased $113.2 million and $119.9 million, respectively, when March 31, 1996 is compared to March 31, 1995 primarily as a result of $121.7 million in net income during this period partially offset by $11.8 million in dividends declared on preferred stock. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Pending Transactions

          On January 24, 1996, the Corporation announced that it had entered into a definitive agreement to acquire 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary is Washington Federal Savings Bank. Under the terms of the agreement the Corporation will pay in cash a purchase price of $81.9 million or $8.125 per share. Consummation of the transaction is subject to 1st Washington shareholder approval and regulatory approvals. The transaction is expected to be completed in 1996. At March 31, 1996, 1st Washington had total assets of $795 million and total deposits of $441 million and conducted its business from offices in the District of Columbia and surrounding portions of northern Virginia and Maryland.

          The Corporation has decided to exit the mortgage servicing business. Of its $1.6 billion servicing portfolio, the Corporation has entered into agreements to sell $708 million and has solicited bids to sell an additional $500 million. Anticipated net gains on the sale of servicing are expected to exceed $9.0 million, with $3.0 million attributable to agreements already entered into. The sales are subject to regulatory approvals and are expected to settle during the second and third quarter of 1996.

          The Corporation has entered into a subservicing agreement to service the remainder of its mortgage servicing portfolio and to provide interim servicing for future loan originations until the originated mortgage servicing is sold.

     PAGE 30

     Table 12
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                            Three months ended March 31, 1996
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $664.0      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        13.4          0.2         5.80
       Trading account securities.........................         0.9            -         5.49
       Funds sold.........................................       257.7          3.4         5.27
     Investment securities available-for-sale:
       Taxable securities.................................     2,858.6         44.1         6.21
       Tax-exempt securities (1)..........................        96.2          2.4        10.07
       Equity investments.................................        33.8          0.4         4.16
                                                             ---------     ---------
          Total securities available-for-sale (2).........     2,988.6         46.9         6.31
     Loans held-for-sale..................................       115.1          2.0         7.10
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,830.5         35.0         7.69
       Real estate, construction..........................       283.9          6.3         8.89
       Real estate mortgage, commercial...................       973.1         21.6         8.92
       Real estate mortgage, residential..................       637.8         11.8         7.45
       Retail.............................................     1,105.2         23.3         8.49
       Bankcard...........................................       657.8         22.6        13.80
       Leases receivable..................................       335.0          4.6         5.54
       Foreign............................................       350.3          6.6         7.65
                                                             ---------     ---------
            Total loans, net of unearned income...........     6,173.6        131.8         8.59
        Allowance for credit losses.......................      (174.0)           -            -
                                                             ---------
          Loans, net......................................     5,999.6            -            -
     Other assets.........................................       491.9            -            -
                                                             ---------     ---------
          Total assets/interest income....................   $10,531.2       $184.3
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,900.3      $     -           - %
                                                             ---------
       Interest bearing demand............................       115.8          0.7         2.55
       Money market accounts..............................     1,550.0         12.1         3.13
       Savings...........................................      1,022.6          6.9         2.71
       Other consumer time................................     1,623.1         22.0         5.46
       Large denomination time............................       556.0          8.0         5.77
     Deposits in foreign banking offices..................       137.4          1.9         5.50
                                                             ---------     ---------
          Total interest bearing deposits.................     5,004.9         51.6         4.14
                                                             ---------     ---------
          Total deposits..................................     6,905.2            -            -
     Funds purchased......................................       849.5         11.1         5.23
     Other borrowed funds, short-term.....................       845.8         11.5         5.49
     Other liabilities....................................       207.1            -            -
     Long-term debt.......................................       514.7          8.9         6.98
     Stockholders' equity.................................     1,208.9            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,531.2        $83.1
                                                              ========     ========

     Earning assets/interest income.......................    $9,549.3       $184.3         7.76%
     Interest bearing liabilities/interest expense........     7,214.9         83.1         4.63
     Earning assets/interest expense......................     9,549.3         83.1         3.50

     Interest rate spread (4).............................                                  3.13%
                                                                                           =====
     Net interest margin (5)..............................                                  4.26%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Interest rate spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
     (5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

     PAGE 31

     Table 13
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                           Three months ended December 31, 1995
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $609.4      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........        24.6          0.4         5.93
       Trading account securities.........................         2.2            -         8.24
       Funds sold.........................................        43.6          0.6         5.36
     Investment securities available-for-sale:
       Taxable securities.................................     1,782.8         28.0         6.24
       Tax-exempt securities (1)..........................       108.1          3.6        13.31
       Equity investments.................................        33.3          0.3         3.31
                                                             ---------     ---------
          Total securities available-for-sale (2).........     1,924.2         31.9         6.59
     Investment securities held-to-maturity:
       Taxable securities.................................     1,260.8         18.8         5.90
     Loans held-for-sale..................................       124.5          2.4         7.54
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,813.0         36.8         8.06
       Real estate, construction..........................       287.9          6.7         9.26
       Real estate mortgage, commercial...................       997.4         21.3         8.46
       Real estate mortgage, residential..................       647.7         12.4         7.60
       Retail.............................................     1,082.2         23.3         8.54
       Bankcard...........................................       589.2         22.3        15.03
       Leases receivable..................................       314.3          4.5         5.66
       Foreign............................................       334.1          6.2         7.37
                                                             ---------     ---------
            Total loans, net of unearned income...........     6,065.8        133.5         8.73
        Allowance for credit losses.......................      (179.7)           -            -
                                                             ---------
          Loans, net......................................     5,886.1            -            -
     Other assets.........................................       461.1            -            -
                                                             ---------     ---------
          Total assets/interest income....................   $10,336.5       $187.6
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,796.1      $     -           - %
                                                             ---------
       Interest bearing demand............................       535.4          3.1         2.29
       Money market accounts..............................     1,103.2          9.9         3.55
       Savings...........................................      1,009.8          6.8         2.69
       Other consumer time................................     1,627.3         22.7         5.54
       Large denomination time............................       592.6          9.0         6.00
     Deposits in foreign banking offices..................       130.3          1.8         5.44
                                                             ---------     ---------
          Total interest bearing deposits.................     4,998.6         53.3         4.23
                                                             ---------     ---------
          Total deposits..................................     6,794.7            -            -
     Funds purchased......................................       814.7         11.6         5.67
     Other borrowed funds, short-term.....................       929.6         13.7         5.85
     Other liabilities....................................       188.3            -            -
     Long-term debt.......................................       440.5          8.1         7.26
     Stockholders' equity.................................     1,168.7            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,336.5        $86.7
                                                              ========     ========

     Earning assets/interest income.......................    $9,445.7       $187.6         7.88%
     Interest bearing liabilities/interest expense........     7,183.4         86.7         4.79
     Earning assets/interest expense......................     9,445.7         86.7         3.64

     Interest rate spread (4).............................                                  3.09%
                                                                                           =====
     Net interest margin (5)..............................                                  4.24%
                                                                                           =====

     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax.
         In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Interest rate spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
     (5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

                            Part II - Other Information


     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     May 13, 1996                        BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     May 13, 1996                        BY /s/ Robert L. Carpenter, Jr.
                                         -------------------------------
                                         Robert L. Carpenter, Jr.
                                         Senior Vice President and
                                           Chief Accounting Officer