Form 10-Q
period 1996-06-30
FIRST MARYLAND BANCORP
filed 1996-08-14
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                  FOR THE QUARTER ENDED JUNE 30, 1996



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-18




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    19-34



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    35



                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)



                                                                             Three months ended       Six months ended
                                                                                  June 30,                June 30,
                                                                           ---------------------    --------------------
                                                                             1996         1995         1996        1995
                                                                           --------     --------    --------    --------
                                                                                          (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $123,036     $126,934    $254,269    $248,395
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................       -           21,401        -         41,571
     Interest on investment securities available-for-sale:
         Taxable.......................................................      40,564       12,708      84,667      25,372
         Tax-exempt....................................................       1,606        3,615       3,270       7,331
         Dividends.....................................................         230          345         580         635
     Interest on loans held-for-sale...................................       2,072        1,721       4,104       2,742
     Interest on money market investments..............................       4,696        9,165       8,280      17,009
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     172,204      175,889     355,170     343,055
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      49,406       51,389     100,970      98,395
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      16,784       22,361      39,380      40,212
     Interest on long-term debt........................................       9,393        4,680      18,325       9,368
                                                                           --------     --------    --------    --------
           Total interest expense......................................      75,583       78,430     158,675     147,975
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................      96,621       97,459     196,495     195,080
     Provision for credit losses (note 4)..............................       -            3,961       4,000       7,961
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      96,621       93,498     192,495     187,119
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      19,608       18,005      38,415      35,451
     Mortgage banking income...........................................       6,708        2,952      11,906       6,962
     Trust fees........................................................       6,590        5,156      13,450      10,255
     Servicing income from securitized assets, net.....................       6,358        4,631      11,835       8,777
     Bankcard charges and fees.........................................       2,107        4,549       6,206       8,795
     Securities gains, net.............................................         905        1,531         301       1,845
     Other income......................................................      10,786       10,845      20,562      22,200
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      53,062       47,669     102,675      94,285
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      43,953       43,474      87,133      84,450
     Other personnel costs.............................................      11,477       10,077      24,973      20,580
     Equipment costs...................................................       7,715        7,007      16,371      15,121
     Net occupancy costs...............................................       6,977        7,620      15,172      15,307
     Other operating expenses..........................................      29,046       28,142      54,831      57,304
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................      99,168       96,320     198,480     192,762
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      50,515       44,847      96,690      88,642
     Income tax expense................................................      17,981       15,716      34,087      30,975
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $32,534      $29,131     $62,603     $57,667
                                                                           ========     ========    ========    ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                          June 30,   December 31,   June 30,
                                                                            1996         1995         1995
                                                                       ------------ ------------  ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $656,242     $775,582    $573,434
     Money market investments (note 2).................................     283,111      366,355     474,969
     Investment securities available-for-sale (note 3).................   2,411,844    2,794,023   1,090,572
     Investment securities held-to-maturity (note 3)...................       -            -       1,354,013
     Loans held-for-sale (at cost which approximates fair value).......      97,162      116,002     112,142
     Loans, net of unearned income of $115,741, $114,813
       and $108,279:
         Commercial....................................................   1,782,654    1,798,248   1,758,718
         Real estate,construction......................................     274,384      290,262     283,846
         Real estate,mortgage:
            Residential................................................     626,805      650,588     651,646
            Commercial.................................................     972,124      975,474     972,673
         Retail........................................................   1,267,940    1,098,955   1,020,587
         Bankcard......................................................     404,738      654,653     534,930
         Leases receivable.............................................     366,558      334,504     309,331
         Foreign.......................................................     339,841      336,140     319,156
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   6,035,044    6,138,824   5,850,887
         Allowance for credit losses (note 4)..........................    (164,241)    (177,621)   (185,436)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   5,870,803    5,961,203   5,665,451
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     102,926      104,379     105,028
     Due from customers on acceptances.................................       8,700       14,144      13,699
     Other assets......................................................     368,096      334,484     353,683
                                                                          ---------    ---------   ---------
                   Total assets........................................  $9,798,884  $10,466,172  $9,742,991
                                                                        ===========  ===========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $2,001,091   $2,055,129  $1,780,102
         Interest bearing deposits.....................................   4,816,104    4,859,031   4,885,123
     Interest bearing deposits in foreign banking office...............     104,878      129,022     202,204
                                                                          ---------    ---------   ---------
              Total deposits...........................................   6,922,073    7,043,182   6,867,429
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     459,376      515,525     564,661
     Other borrowed funds, short-term (note 8).........................     418,221      908,644     709,183
     Bank acceptances outstanding......................................       8,700       14,144      13,699
     Accrued taxes and other liabilities...............................     267,895      286,416     266,313
     Long-term debt (note 9)...........................................     554,715      514,687     214,660
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   8,630,980    9,282,598   8,635,945
                                                                          ---------    ---------   ---------

     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share, $25 liquidation preference per share;
            authorized 9,000,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $1/7 par value per share; authorized
            600,000,000 shares; issued 594,480,215 shares..............      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     862,535      846,058     789,454
          Net unrealized gains (losses) on investment securities
            available-for-sale.........................................      (7,733)      24,414       4,490
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,167,904    1,183,574   1,107,046
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity..........  $9,798,884  $10,466,172  $9,742,991
                                                                        ===========  ===========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                     Net
                                                                                                  unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                              Preferred      Common       Capital     Retained    available-
                                                Stock         Stock       Surplus     Earnings     for-sale     Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Six months ended June 30, 1995
     ------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              57,667                  57,667
     Dividends declared on preferred
     stock..................................                                              (5,910)                 (5,910)
     Change in net cost not yet recognized
       as periodic pension expense..........                                                (194)                   (194)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                          31,459      31,459
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1995...............      $30,000      $84,926     $198,176     $789,454      $4,490  $1,107,046
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Six months ended June 30, 1996
     ------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $846,058     $24,414  $1,183,574
     Net income.............................                                              62,603                  62,603
     Dividends declared on common stock.....                                             (40,000)                (40,000)
     Dividends declared on preferred
     stock..................................                                              (5,910)                 (5,910)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (216)                   (216)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                         (32,147)    (32,147)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at June 30, 1996...............      $30,000      $84,926     $198,176     $862,535     ($7,733) $1,167,904
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements


                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                                                 Six months ended June 30,
                                                                                              -------------------------------
                                                                                                      1996        1995
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $62,603     $57,667
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      4,000       7,961
         Provision for other real estate losses..................................................       -            237
         Depreciation and amortization...........................................................     18,074      15,611
         Deferred income tax expense.............................................................     15,769       7,942
         Net gain on the sale of assets..........................................................        (46)     (3,102)
         Net decrease (increase) in loans originated for sale....................................     18,840     (36,776)
         (Increase) decrease in trading account securities.......................................       (920)     24,332
         Decrease in accrued interest receivable.................................................      5,102       7,412
         (Decrease) increase in accrued interest payable.........................................    (12,651)      8,054
         Other, net..............................................................................    (61,106)     67,562
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................     49,665     156,900
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................    773,623     534,425
       Proceeds from paydowns and maturities of investment securities available-for-sale......... 10,155,832      81,066
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........       -        188,394
       Purchases of investment securities available-for-sale.....................................(10,602,119)   (599,406)
       Purchases of investment securities held-to-maturity.......................................       -       (205,432)
       Net decrease (increase) in short-term investments.........................................     62,681    (234,431)
       Purchase of loans.........................................................................       -            (19)
       Net disbursements from lending activities of bank subsidiaries............................   (232,793)   (411,262)
       Principal collected on loans of nonbank subsidiaries......................................     12,629      17,220
       Loans originated by nonbank subsidiaries..................................................    (22,104)    (14,977)
       Principal payments received under leases..................................................      1,790       2,842
       Purchases of assets to be leased..........................................................     (8,674)     (4,841)
       Proceeds from other real estate transactions..............................................      1,544       9,137
       Proceeds from the sale of premises and equipment..........................................        634         393
       Purchases of premises and equipment.......................................................    (10,834)    (13,882)
       Purchase of deposits......................................................................       -          6,694
       Securitization and sale of bankcard receivables...........................................    337,716        -
       Other, net................................................................................    (26,822)     (6,111)
                                                                                                   ---------   ---------
            Net cash provided by (used for) investing activities.................................    443,103    (650,190)
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net decrease (increase) in deposits ......................................................   (121,109)    227,052
       Net (decrease) increase in short-term borrowings..........................................   (546,572)    212,565
       Payments on long-term debt................................................................    (10,000)       -
       Proceeds from issuance of medium-term bank notes..........................................     50,000        -
       Cash dividends paid.......................................................................     (5,910)     (5,910)
                                                                                                   ---------   ---------
            Net cash (used for) provided by financing activities.................................   (633,591)    433,707
                                                                                                   ---------   ---------
     Decrease in cash and cash equivalents ......................................................   (140,823)    (59,583)
     Cash and cash equivalents at beginning of year..............................................    797,460     692,123
                                                                                                   ---------   ---------
     Cash and cash equivalents at June 30,.......................................................   $656,637    $632,540
                                                                                                   =========   =========
     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $171,326    $139,921
       Income tax payments.......................................................................     18,922      10,642
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     21,622      18,479
       Transfers to other real estate............................................................        552       5,492

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




     2.  Money Market Investments

          Money market investments at June 30, 1996, December 31, 1995 and June 30, 1995 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $395      $21,878      $59,106
     Trading account securities...........................       1,246          326          488
     Federal funds sold...................................      88,200      322,275      330,000
     Securities purchased under agreements
       to resell..........................................     193,270       21,876       85,375
                                                              --------     --------     --------
           Total money market investments.................    $283,111     $366,355     $474,969
                                                              ========     ========   ==========


     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                                June 30, 1996           December 31, 1995          June 30, 1995
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   --------- ----------
                                                                                          (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $739,617     $727,662     $891,263    $900,347    $140,326   $142,159
     Mortgage-backed obligations..........................   1,089,390    1,070,261    1,232,652   1,245,339     664,536    658,883
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     320,070      322,949      377,858     382,627      12,924     12,840
        Privately issued..................................      70,058       69,324       43,252      42,530      19,876     19,936
     Obligations of states and political
        subdivisions......................................      90,724       95,304       98,009     104,886     179,764    187,266
     Other investment securities..........................     114,199      126,344      111,360     118,294      65,676     69,488
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................  $2,424,058   $2,411,844   $2,754,394  $2,794,023  $1,083,102 $1,090,572
                                                            ==========   ==========   ==========  ==========  ========== ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     3.  Investment Securities (cont'd)

          On December 8, 1995, consistent with the implementation guidance provided in the Financial Accounting Standards Board Special
     Report titled "A Guide to the Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities", the
     Corporation reassessed the appropriateness of the classification of securities in the held-to-maturity portfolio and elected to transfer all securities from the held-to-maturity portfolio to the available-for-sale portfolio.

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                                 June 30, 1996          December 31, 1995          June 30, 1995
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ---------- ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government Agencies...........   $   -        $   -        $   -        $   -       $642,489   $637,349
     Mortgage-backed obligations..........................       -            -            -            -        152,538    151,415
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................       -            -            -            -        504,269    503,468
        Privately issued..................................       -            -            -            -         53,717     51,867
     Other investment securities..........................       -            -            -            -          1,000      1,000
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................   $   -        $   -        $   -        $   -     $1,354,013 $1,345,099
                                                            ==========   ==========   ==========  ==========  ========== ==========

     4.  Impaired Loans and Allowance for Credit Losses

          The following table presents impaired loans by type and any related valuation allowance at June 30, 1996.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,223      $14,766       $1,457        $521
       Real estate, construction..........................       1,501        1,421           80          35
       Real estate mortgage, commercial...................       4,086        3,803          283         160
                                                              --------     --------     --------    --------
             Total........................................     $21,810      $19,990       $1,820        $716
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
                                                              ========     ========     ========    ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses (continued)

          The following table presents impaired loans by type and any related valuation allowance at June 30, 1995.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................      $9,782       $8,075       $1,707        $676
       Real estate, construction..........................       1,898        1,024          873         285
       Real estate mortgage, commercial...................      17,882        6,061       11,822       5,198
       Foreign............................................       1,500        1,500          -            -
                                                              --------     --------     --------    --------
             Total........................................     $31,062      $16,660      $14,402      $6,159
                                                              ========     ========     ========    ========

                                                                                      Six months ended June 30,
                                                                                    ----------------------------
                                                                                         1996         1995
                                                                                        --------    --------
                                                                                            (in thousands)
     Year-to-date average recorded investment in impaired loans.....................     $22,508     $38,115
     Year-to-date interest income recognized during impairment......................         171         182
     Year-to-date interest income recorded on a cash basis during impairment........         171         182

          At June 30, 1996, $15.3 million of the total impaired loans were measured using the fair value of the loan's collateral. The remaining impaired loans of $6.5 million represented loans with recorded investments of less than $500 thousand which were measured at the outstanding loan balance less any specific reserves. The $716 thousand valuation allowance for impaired loans at June 30, 1996 and the activity related to impaired loans for the six months ended June 30, 1996 is included in the allowance for credit losses discussed below.

          In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". At June 30, 1996, the difference between total nonaccrual loans and total impaired loans was $10.5 million which included the following: nonaccrual residential loans of $6.7 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at June 30, 1996. A summary of the activity in the allowance for credit losses for the six months ended June 30, 1996 and 1995 follows:

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses (cont'd)

                                                                         Six months ended June 30,
                                                                     --------------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $177,621     $191,024
     Provision for credit losses.......................................       4,000        7,961
     Less: charge-offs, net of recoveries of $4,242 and $4,930.........     (17,380)     (13,549)
                                                                           --------     --------
     Balance at June 30................................................    $164,241     $185,436
                                                                           ========     ========

     5.  Intangible Assets

          Intangible assets at June 30, 1996, December 31, 1995 and
     June 30, 1995 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $27,382      $28,693      $30,007
     Premium on bankcard receivables......................      10,049       11,476       13,051
     Premium on deposits..................................       7,210        7,787        8,364
     Other................................................         873          698          722
                                                               -------      -------      -------
           Total intangible assets........................     $45,514      $48,654      $52,144
                                                               =======      =======      =======

     6.  Mortgage Servicing Rights

          Mortgage servicing rights activity for the six months ended
     June 30, 1996 and June 30, 1995 follows:
                                                                        Six months ended June 30,
                                                            -------------------------------------------------
                                                                       1996                    1995
                                                            -----------------------    ----------------------
                                                            Originated    Purchased   Originated    Purchased
                                                            ----------    ---------   ----------    ---------
                                                                             (in thousands)
     Balance beginning of year............................      $5,033       $1,067       $  -        $1,270
     Capitalized mortgage servicing rights................         300           30        1,151         310
     Amortization.........................................        (714)        (155)         (53)       (338)
     Sale of servicing....................................      (4,334)        (914)          -            -
                                                              --------     --------     --------    --------
     Balance at June 30...................................        $285          $28       $1,098      $1,242
                                                              ========     ========     ========    ========

          The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed their fair value. At June 30, 1996, there was no valuation allowance.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     7.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                          Six months ended June 30,
                                                                        ---------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................        $295       $4,185
     Provisions........................................................          -           237
     Writedowns........................................................          -        (4,077)
                                                                             ------       ------
     Balance at June 30................................................        $295         $345
                                                                             ======       ======

     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at June 30, 1996, December
     31, 1995 and June 30, 1995 included the following:
                                                             June 30,   December 31,   June 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $347,332     $402,489     $368,020
     Bank notes...........................................      50,000      400,000      180,000
     Federal funds purchased-term.........................          -        80,000      125,000
     Treasury tax and loan note account...................       7,857        6,000        5,997
     Other................................................      13,032       20,155       30,166
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $418,221     $908,644     $709,183
                                                              ========     ========     ========

     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at June 30, 1996, December 31, 1995 and June 30, 1995 which is all unsecured:
                                                             June 30,   December 31,   June 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     5.75% Medium term bank note due September 1, 1995....    $   -        $   -         $25,000
     Floating Rate Medium term bank note due October 2,
         1996.............................................      75,000       75,000         -
     Floating Rate Medium term bank note due October 23,
         1996.............................................     100,000      100,000         -
     5.72% Medium term bank note due October 31, 1996.....     100,000      100,000         -
     Floating Rate Medium term bank note due November 1,
         1996.............................................      50,000       50,000         -
     Floating Rate Medium term bank note due April 20,
         1998.............................................      50,000         -            -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,973       59,969       59,964
     9.15% Notes due June 1, 1996.........................        -          10,000       10,000
     8.68% Notes due January 31, 1997.....................       9,999        9,998        9,998
     8.67% Notes due March 20, 1997.......................       9,999        9,998        9,998
     8.375% Subordinated Notes due May 15, 2002...........      99,744       99,722       99,700
                                                              --------     --------     --------
           Total long-term debt...........................    $554,715     $514,687     $214,660
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

          The following table presents the notional amounts and fair values of the classes of trading instruments at June 30, 1996 and 1995 as well as the average fair values for the three months and six months ended
     June 30, 1996 and 1995.


                                                                                             Fair Values
                                                             ----------------------------------------------------------------------
                                                                 End-of-period         Average Three Months      Average Six Months
                                       Notional Amounts             June 30,             ended June 30,           ended June 30,
                                   ----------------------    ---------------------     --------------------     --------------------
                                     1996        1995          1996         1995         1996         1995        1996        1995
                                   --------    --------      --------     --------     --------     --------    --------    --------
                                                                           (in thousands)
     Interest Rate Contracts

       Interest Rate Swaps.....  $1,015,186      $502,785
         Receivable position...                                $10,791       $6,953      $10,776      $6,072     $11,302     $6,405
         Payable position......                                 (7,784)      (2,797)      (7,385)     (2,640)     (6,719)    (3,312)

       Interest Rate Caps/Floors    301,415       341,739
         Held..................                                    240        1,201          304       1,452         247      1,869
         Written...............                                   (240)      (1,201)        (304)     (1,456)       (247)    (1,881)

       Futures.................      30,000        86,000
         Favorable position....                                      -          233            -           -           -          -
         Unfavorable position..                                   (487)        (122)           -           -           -          -

     Foreign Exchange Contracts

       Options.................   2,007,905       213,810
         Held..................                                 15,130          660       16,524         379      12,163        319
         Written...............                                 (9,129)      (1,322)     (11,151)       (251)     (8,899)      (207)

       Forwards................     800,728       526,164
         Favorable position....                                  1,688        1,333        1,778       1,378       1,780      1,281
         Unfavorable position..                                 (1,405)        (866)      (1,400)       (866)     (1,390)      (859)


     PAGE 13
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)

     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

     Net Trading Income

          The following table summarizes the Corporation's net trading income by category of instrument.  Net trading income is included in the income statement as a component of other noninterest income.
                                                           Six months ended June 30,
                                                         ----------------------------
                                                                1996         1995
                                                             ---------    ---------
                                                                 (in thousands)
              Interest rate contracts:
                  Interest rate swaps.....................     ($2,550)      $1,424
                  Futures.................................       1,897       (1,647)
                  Interest rate caps and floors...........          -            91
                  Options.................................          (1)          -
                  Securities..............................       1,131           81
                  Miscellaneous...........................         249          (12)
                                                               -------      -------
                                                                   726          (63)
                                                               -------      -------
              Foreign exchange contracts:
                  Spot and forward contracts..............        (154)       3,225
                  Futures.................................          (7)        (102)
                  Options.................................         596       (3,134)
                  Miscellaneous...........................       1,071        1,388
                                                               -------      -------
                                                                 1,506        1,377
                                                               -------      -------
                        Total net trading income..........      $2,232       $1,314
                                                               =======      =======

     PAGE 14
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)

     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at June
     30, 1996 and 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at June 30, 1996.
                                                                                    June 30, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                     June 30,              Average     Weighted Average Rate        June 30,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed
          rate.....................              $767,500     $175,000         4.10         6.20%       5.50%    ($6,502)      $508
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                6,379      9,444
       Unrealized gross gains......                                                                                   27        503
       Unrealized gross losses.....                                                                              (12,908)    (9,439)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating
          rate.....................                46,567       53,107         3.98         5.49        6.29         (55)      (559)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  (79)       (35)
       Unrealized gross gains......                                                                                  502        514
       Unrealized gross losses.....                                                                                 (478)    (1,038)

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating
          rate.....................               284,000      159,000         1.49         6.15        5.50       1,499      3,929
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  361        269
       Unrealized gross gains......                                                                                1,816      3,735
       Unrealized gross losses.....                                                                                 (678)       (75)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed
          rate.....................                     -      435,500            -            -           -           -        885
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                 (205)       213
       Unrealized gross gains......                                                                                  205        689
       Unrealized gross losses.....                                                                                    -        (17)

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike
          level....................               165,000      235,600         2.95          Cap - 13.50% (2)          -          -
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                    -         59
       Unrealized gross gains......                                                                                    -          -
       Unrealized gross losses.....                                                                                    -        (59)

     Call options purchased........                12,536       12,536         1.21            -           -       1,572        359
     ---------------------                                                                                       --------    -------
       Carrying amount (1).........                                                                                2,038      1,232
       Unrealized gross gains......                                                                                    -          -
       Unrealized gross losses.....                                                                                 (466)      (873)


                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

                                                                                    June 30, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                     June 30,              Average     Weighted Average Rate        June 30,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     Basis swaps
     -----------
     Convert floating rate to
          different index..........              $180,000      $30,000         1.12         5.43%       5.42%     $2,313      ($521)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                2,937        (18)
       Unrealized gross gains......                                                                                  105          -
       Unrealized gross losses.....                                                                                 (729)      (503)

     (1)  Carrying amounts for 1996 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $6.0 million; deferred gain on the early termination of an interest rate swap purchased, ($205) thousand; and deferred premiums on call options purchased, $466 thousand.
          Carrying amounts for 1995 represent accrued interest receivable (payable) and the following deferred fees:
          deferred losses on the early termination of interest rate swaps sold, $9.4 million; deferred fees on the redesignation of an interest rate swap purchased, ($28) thousand; deferred premiums on interests rate caps purchased,
          $59 thousand; and deferred premiums on call options purchased, $873 thousand.
     (2)  Pays interest if interest rates exceed 13.50%.

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at June 30, 1996.

                                                1 Year         1-5
                                               or Less        Years        Total
                                             ------------  ------------ -----------
                                                     (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $150,000     $664,067     $814,067
        Weighted average receive rate.......         5.86%        6.22%        6.16%
        Estimated fair value................          157       (6,714)      (6,557)


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $149,890     $311,646     $461,536
        Weighted average receive rate.......         5.41%        6.89%        6.15%
        Estimated fair value................          825        2,246        3,071


     Basis Swaps
     -----------
        Notional amount.....................     $100,000      $80,000     $180,000
        Weighted average receive rate.......         5.69%        5.09%        5.43%
        Estimated fair value................        3,039         (726)       2,313

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at June 30, 1995.

                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $175,000      $21,329      $31,778     $228,107
        Weighted average receive rate.......         6.11%        6.21%        6.25%        6.13%
        Estimated fair value................          508          501       (1,060)         (51)


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $443,544     $399,092     $   -        $842,636
        Weighted average receive rate.......         6.28%        6.97%        -  %         6.45%
        Estimated fair value................          807        4,366         -           5,173


     Basis Swaps
     -----------
        Notional amount.....................    $   -          $30,000     $   -         $30,000
        Weighted average receive rate.......        -  %          5.83%        -  %         5.83%
        Estimated fair value................        -             (521)        -            (521)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the six months ended June 30, 1996.


                                                            Designated
                                               Designated       to          Basis
                                                to Assets   Liabilities     Swaps        Total
                                               ----------  ------------   --------       -----
                                                               (in thousands)
     Balance at beginning of year...........     $421,708     $541,736      $30,000     $993,444
     Additions..............................      517,500      105,000       50,000      672,500
     Maturities/amortizations...............     (125,141)     (85,200)        -        (210,341)
     Redesignations.........................         -        (100,000)     100,000         -
                                                 --------     --------     --------   ----------
     Balance at June 30.....................     $814,067     $461,536     $180,000   $1,455,603
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
                                                 ========     ========     ========   ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10.  Off-Balance Sheet Derivative Financial Instruments (cont'd)


          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $6.0 million as of June 30, 1996. These losses are scheduled to be amortized into income in the following periods:
     $1.7 million for the remainder of 1996, $3.4 million in 1997 and $858 thousand in 1998.

          The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $205 thousand as of June 30, 1996. This gain is scheduled to be amortized into income in the following periods:
     $50 thousand for the remainder of 1996, $98,000 in 1997 and $57 thousand in 1998.

          For the six months ended June 30, 1996, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $1.3 million and gross interest expense decreased $1.7 million which resulted in a $399 thousand increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the six months and quarter ended June 30, 1996 was $62.6 million and $32.5 million, respectively compared to $57.7 million and $29.1 million for the six months and quarter ended June 30, 1995. Return on average assets and return on average total equity were 1.21% and 10.48%, respectively, for the six months ended June 30, 1996 compared with 1.22% and 10.86% for the six months ended June 30, 1995.


     Table 1                Selected Quarterly Financial Information


                                                           2nd Quarter  1st Quarter  4th Quarter  3rd Quarter 2nd Quarter
                                                               1996         1996         1995         1995        1995
                                                           -----------  -----------  ----------- ----------- -----------
                                                                                    (in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........     $97,898     $101,197     $100,872    $100,291     $99,651
        Tax equivalent adjustment.........................       1,277        1,323        1,033       2,217       2,192
                                                              --------     --------     --------    --------    --------
        Net interest income...............................      96,621       99,874       99,839      98,074      97,459
        Provision for credit losses.......................        -           4,000        5,666       2,373       3,961
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      96,621       95,874       94,173      95,701      93,498
        Noninterest income................................      53,062       49,613       52,142      49,483      47,669
        Noninterest expenses..............................      99,168       99,312       98,373      97,589      96,320
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      50,515       46,175       47,942      47,595      44,847
        Income tax expense................................      17,981       16,106       16,454      16,563      15,716
                                                              --------     --------     --------    --------    --------
        Net income........................................     $32,534      $30,069      $31,488     $31,032     $29,131
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................  10,212,700   10,531,200   10,336,500   9,791,300   9,705,800
        Loans, net of unearned income.....................   6,018,700    6,173,600    6,065,800   5,858,100   5,768,400
        Deposits..........................................   6,943,200    6,905,200    6,794,700   6,835,300   6,742,200
        Long-term debt....................................     551,700      514,700      440,500     206,500     214,700
        Common stockholder's equity.......................   1,048,300    1,064,100    1,023,900     982,300     947,300
        Stockholders' equity..............................   1,193,100    1,208,900    1,168,700   1,127,100   1,092,100

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.28%        1.15%        1.21%       1.26%       1.20%
        Return on average total stockholders' equity......       10.97        10.00        10.69       10.92       10.70
        Return on average common stockholder's equity.....       11.35        10.25        11.06       11.34       11.08
        Average stockholders' equity to average total
          assets..........................................       11.68        11.48        11.31       11.51       11.25
        Capital to risk-adjusted assets:
          Tier 1..........................................       13.90        13.63        13.77       13.64       13.64
          Total...........................................       17.11        16.78        17.05       16.94       17.00
        Tier 1 leverage ratio.............................       11.19        10.99        10.91       11.21       11.00
        Net interest margin...............................        4.25         4.26         4.24        4.45        4.50
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.44         0.70         0.66        0.40        0.55
        Allowance for credit losses to period end loans,
          net of unearned income..........................        2.72         2.74         2.89        3.02        3.17
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.72         0.73         0.73        0.84        0.88

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)

     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended June 30, 1996 of $97.9 million decreased $1.8 million (1.8%) when compared to net interest income of $99.7 million for the quarter ended June 30, 1995. The securitization and sale of an additional $335 million in bankcard receivables in the second quarter of 1996 resulted in a $5.9 million decrease in net interest income. The revenues associated with these receivables were reported in noninterest income as servicing income from securitized assets.
     Absent the impact of the securitization, net interest income increased $4.1 million relative to 1995. The increase in net interest income is primarily due to an increase in net free funds. The net interest margin for the second quarter of 1996 was 4.25% compared to 4.50% for the second quarter of 1995. The decrease in the net interest margin in the current period was due to narrower spreads on loans and deposits. In addition, the $335 million bankcard receivable securitization and sale in the second quarter of 1996 resulted in a 13 basis point decrease in the net interest margin.

          Net interest income on a fully tax equivalent basis for the six months ended June 30, 1996 of $199.1 million decreased $510 thousand (0.3%) when compared to net interest income of $199.6 million for the six months ended June 30, 1995. As noted above, the $335 million bankcard receivable securitization and sale resulted in a $5.9 million decrease in net interest income. Absent the impact of the securitization, net interest income increased $5.4 million primarily as a result of an increase in net free funds. The net interest margin for the first six months of 1996 was 4.25% compared to 4.61% for the first six months of 1995. The decrease in the net interest margin in the first six months of 1996 was due to narrower spreads on loans and deposits. In addition, the bankcard receivable securitization and sale resulted in a 7 basis point decline in the net interest margin.

          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and six months ended June 30, 1996 and 1995 is presented in Table 2 and 3.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)

                                                                       Three months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1996                                  1995
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,786.7        $43.2         6.23%    $2,438.7       $39.7        6.54%
     Loans held-for-sale....................        110.5          2.1         7.54         77.1         1.7        8.95
     Loans, net of unearned income..........      6,018.7        123.5         8.26      5,768.4       127.4        8.86
     Other earning assets...................        357.6          4.7         5.28        604.6         9.3        6.08
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,273.5        173.5         7.52     $8,888.8       178.1        8.04
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........     $6,846.4         75.6         4.44     $6,732.6        78.4        4.67
     Interest rate spread (2)...............                                   3.08                                 3.37
     Interest free sources utilized
       to fund earning assets...............      2,427.1                                2,156.2
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,273.5         75.6         3.27     $8,888.8        78.4        3.54
                                                 ========       ------                  ========      ------
     Net interest income....................                     $97.9                                 $99.7
                                                                ======                                ======
     Net interest margin (3)................                                   4.25%                                4.50%
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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                         Six months ended June 30,
                                                 -----------------------------------------------------------------------
                                                                  1996                                  1995
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,887.7        $90.0         6.27%    $2,452.1       $78.4        6.44%
     Loans held-for-sale....................        112.8          4.1         7.32         62.9         2.7        8.80
     Loans, net of unearned income..........      6,096.1        255.4         8.42      5,644.7       249.5        8.91
     Other earning assets...................        314.8          8.3         5.29        573.4        17.0        5.98
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,411.4        357.8         7.64     $8,733.1       347.6        8.03
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........     $7,030.7        158.7         4.53     $6,570.2       148.0        4.54
     Interest rate spread (2)...............                                   3.11                                 3.49
     Interest free sources utilized
       to fund earning assets...............      2,380.7                                2,162.9
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,411.4        158.7         3.39     $8,733.1       148.0        3.42
                                                 ========       ------                  ========      ------
     Net interest income....................                    $199.1                                $199.6
                                                                ======                                ======
     Net interest margin (3)................                                   4.25%                                4.61%
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



     Provision for Credit Losses

          No provision for credit losses was recorded in the second quarter of 1996 compared to a $4.0 million provision for credit losses in the second quarter of 1995. The second quarter of 1995 provision for credit losses included a $5.9 million bankcard provision offset by a provision recapture of $2.0 million at a subsidiary bank. The securitization and sale of $335 million in bankcard receivables in the second quarter of 1996 resulted in a reduction in the level of bankcard receivables without a corresponding reduction in the allowance for credit losses. Approximately $17 million of the allowance for credit losses was reallocated from the bankcard receivables sold to the remaining book portfolio in light of increasing delinquency and charge-off trends.

         The provision for credit losses for the six months ended June 30, 1996 totaled $4.0 million, a $4.0 million decrease (49.8%) from the $8.0 million provision recorded in the six months ended June 30, 1995. The 1995 provision for credit losses included a $10.0 million bankcard provision offset by a provision recapture of $2.0 million at a subsidiary bank. As noted above, no loan loss provisions for bankcard receivables were recorded in the second quarter of 1996 due to the securitization and sale of $335 million in bankcard receivables which did not result in a corresponding reduction in the allowance for credit losses.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months and six months ended June 30, 1996 and 1995.


     Table 4                     Noninterest Income
                                                    Three months ended June 30,              Six months ended June 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1996        1995      1996/1995        1996        1995     1996/1995
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Service charges on deposit accounts....      $19,608      $18,005          8.9%     $38,415     $35,451         8.4%
     Mortgage banking income................        6,708        2,952        127.2       11,906       6,962        71.0
     Trust fees.............................        6,590        5,156         27.8       13,450      10,255        31.2
     Servicing income from securitized
       assets, net..........................        6,358        4,631         37.3       11,835       8,777        34.8
     Bankcard charges and fees..............        2,107        4,549        (53.7)       6,206       8,795       (29.4)
     Securities gains, net..................          905        1,531        (40.9)         301       1,845       (83.7)
     Other income:
       Customer service fees................        2,009        1,914          5.0        3,971       3,667         8.3
       Security sales and fees..............        1,516        1,278         18.6        2,696       2,500         7.8
       Trading income.......................        1,080          (88)     1,327.3        2,232       1,314        69.9
       Other................................        6,181        7,741        (20.2)      11,663      14,719       (20.8)
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................       10,786       10,845         (0.5)      20,562      22,200        (7.4)
                                                  -------      -------        -----      -------     -------       -----
            Total noninterest income........      $53,062      $47,669         11.3%    $102,675     $94,285         8.9%
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest income for the second quarter of 1996 increased $5.4 million (11.3%) when compared to the second quarter of 1995. Service charges on deposits increased $1.6 million (8.9%) due to a $1.3 million increase in service charges on business checking. Mortgage banking income increased $3.8 million (127.2%) as a result of a $5.9 million increase in gains on the sale of servicing. This increase was partially offset by $1.2 million in capitalized mortgage servicing rights income recorded in the second quarter of 1995 resulting from the adoption of Statement of Financial Accounting Standards No.
     122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") and a
     $1.0 million decline in other mortgage banking income. Trust fees increased $1.4 million (27.8%) due to increases in personal trust fees, custody fees and ARK management fees. Servicing income from securitized assets increased $1.7 million (37.3%) as a result of $1.9 million in servicing income from the securitization and sale of an additional $335 million in bankcard receivables in April 1996. Bankcard charges and fees decreased $2.4 million (53.7%) primarily due to the securitization and sale of an additional $335 million in bankcard receivables which shifted $1.5 million in fee income to servicing income from asset sales. In addition, credit card income declined because the cost of promotional incentives to new customers on cobranded credit cards exceeded the fee income generated by these credit card relationships in 1996. Securities gains of $905 thousand were recorded in the second quarter of 1996 compared to $1.5 million in securities gains in the second quarter of 1995. Securities sales are discussed in detail under "Changes in Financial Position." Trading income increased $1.2 million. Other income decreased $1.6 million (20.2%) primarily due to the following income recorded in the second quarter of 1995: $500 thousand from an other real estate owned property and $493 thousand from the sale of stock in partial satisfaction of a loan obligation. In addition, gains on the disposal of other real estate owned decreased $900 thousand.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income (cont'd)


          The Corporation's noninterest income for the first six months of 1996 increased $8.4 million (8.9%) when compared to the first six months of 1995. Service charges on deposits increased $3.0 million (8.4%) due to a $2.1 million increase in service charges on business checking and a $1.0 million increase in retail deposit service charges. Mortgage banking income increased $4.9 million (71.0%) as a result of a $5.9 million increase in gains on the sale of servicing, a $965 thousand increase in mortgage placement fees and a $974 thousand increase in origination fees and document review fees. These increases were partially offset by $1.2 million in capitalized mortgage servicing rights income recorded in the second quarter of 1995 resulting from the adoption of SFAS 122 and a $1.8 million decline in other mortgage banking income. Trust fees increased $3.2 million (31.2%) due to increases in personal trust fees, custody fees and ARK management fees. Servicing income from securitized assets increased $3.1 million (34.8%) as a result of $1.9 million in servicing income from the securitization and sale of an additional $335 million in bankcard receivables in April 1996. In addition, servicing income from the Corporation's securitized manufactured housing receivables increased primarily due to a $2.3 million decrease in servicing income set aside for credit losses. These increases were partially offset by a $1.1 million decline in securitized bankcard receivables net yields.
     Bankcard charges and fees decreased $2.6 million (29.4%) primarily due to the securitization and sale of an additional $335 million in bankcard receivables which shifted $1.5 million in fee income to servicing income from asset sales. In addition, credit card income declined because the cost of promotional incentives to new customers on cobranded credit cards exceeded the fee income generated by these credit card relationships in 1996. Securities gains of $301 thousand were recorded in the first six months of 1996 compared to $1.8 million in securities gains in the first six months of 1995. Securities sales are discussed in detail under "Changes in Financial Position." Other income decreased $3.1 million (20.8%) primarily due to the following income recorded in the first six months of 1995: $875 thousand in nonaccrual fees and interest payments on two loans, $675 thousand from an other real estate owned property and $493 thousand from the sale of stock in partial satisfaction of a loan obligation. In addition, gains on the disposal of other real estate owned declined $967 thousand.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expenses for the three months and six months ended June 30, 1996 and 1995.


     Table 5                        Noninterest Expenses

                                                    Three months ended June 30,              Six months ended June 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1996         1995     1996/1995        1996       1995      1996/1995
                                                  -------      -------   -----------     -------     -------   -----------
                                                                         (dollars in thousands)
     Salaries and wages.....................      $43,953      $43,474          1.1%     $87,133     $84,450         3.2%
     Other personnel costs..................       11,477       10,077         13.9       24,973      20,580        21.3
     Equipment costs........................        7,715        7,007         10.1       16,371      15,121         8.3
     Net occupancy costs....................        6,977        7,619         (8.4)      15,172      15,307        (0.9)
     Other operating expenses:
       External services....................        6,551        5,054         29.6       12,032       9,890        21.7
       Postage and communications...........        4,058        3,531         14.9        8,157       7,084        15.1
       Advertising and public relations.....        3,690        3,870         (4.7)       7,391       8,664       (14.7)
       Professional fees....................        2,594        1,548         67.6        4,454       3,383        31.7
       Lending and collection...............        2,142        1,418         51.1        3,568       2,748        29.8
       Regulatory fees and insurance........          892        3,909        (77.2)       1,749       7,845       (77.7)
       Other................................        9,119        8,813          3.5       17,480      17,690        (1.2)
                                                   ------       ------        -----       ------      ------       -----
         Total other operating expenses.....       29,046       28,143          3.2       54,831      57,304        (4.3)
                                                   ------       ------        -----       ------      ------       -----
             Total noninterest expenses.....      $99,168      $96,320          3.0%    $198,480    $192,762         3.0%
                                                  =======      =======      =======      =======     =======     =======

          The Corporation's noninterest expenses for the second quarter of 1996 increased $2.8 million (3.0%) when compared to the second quarter of 1995. Salaries and wages increased $479 thousand (1.1%). Other personnel costs increased $1.4 million (13.9%) primarily due to a $659 thousand increase in employee retirement expenses and a $452 thousand increase in healthcare costs. External services increased $1.5 million (29.6%) primarily as a result of higher servicing costs associated with growth in the bankcard receivables portfolio and outsourced processing associated with a government automated tax payment program. Professional fees increased $1.0 million (67.6%) due to an increase in consulting fees. Regulatory fees and insurance decreased $3.0 million (77.2%) as a result of a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment rate.


          The Corporation's noninterest expenses for the first six months of 1996 increased $5.7 million (3.0%) when compared to the first six months of 1995. Salaries and wages increased $2.7 million (3.2%) primarily due to a $2.1 million increase in regular salary expense and a $640 thousand increase in severance expenses. Other personnel costs increased $4.4 million (21.3%) primarily as a result of a $2.8 million increase in employee retirement expenses which included $1.0 million in pension settlements in 1996, a $643 thousand increase in healthcare costs and a $568 thousand increase in payroll taxes. Equipment costs increased $1.3 million (8.3%) primarily due to higher maintenance and depreciation expenses in 1996. External services increased $2.1 million (21.7%) primarily as a result of higher servicing costs associated with growth in the bankcard receivables portfolio and outsourced processing associated with a government automated tax payment program. Postage and communications increased $1.1 million (15.1%) primarily due to an increase in communications expense in 1996. Advertising and public relations decreased $1.3 million (14.7%). Professional fees increased $1.1 million (31.7%) due to an increase in consulting fees. Regulatory fees and insurance decreased $6.1 million (77.7%) as a result of a reduction in the FDIC assessment rate.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale decreased $382.2 million from December 31, 1995 to June 30, 1996. In the first quarter of 1996, $109.8 million in U.S. Treasury securities were sold, resulting in losses of $555 thousand and $241.0 million in mortgage-backed obligations ("MBS's") were sold, resulting in losses of $48 thousand. In the second quarter of 1996, $330.3 million in U.S. Treasury securities were sold, resulting in losses of $34 thousand; $83.5 million in MBS's were sold, resulting in gains of $982 thousand; $8.7 million in collateralized mortgage obligations ("CMO's") were sold, resulting in losses of $54 thousand and $52 thousand in equity securities were sold, resulting in gains of $20 thousand. Paydowns, maturities and/or calls on the available-for-sale securities totaled $10.2 billion in the first six months of 1996. These decreases in the portfolio were offset by $10.6 billion in purchases which included the following:
     $10.1 billion in U.S. Treasury and U.S. Government Agencies securities, $305.8 million in MBS's, $127.7 million in other debt securities, $38.7 million in CMO's, $6.5 million in obligations of state and political subdivisions and $2.9 million in equity securities. The fair value of the available-for-sale portfolio at June 30, 1996 was $12.2 million below the amortized cost compared to a fair value at December 31,1995 which was $39.6 million above the amortized cost.
     This change in the fair value resulted in a $32.1 million net adjustment to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 6 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at June 30, 1996.

          The amortized cost and fair values of the available-for-sale securities at June 30, 1996 are shown in the following table.


     Table 6                    Available-for-Sale Portfolio
                                                                              June 30, 1996
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $739,617         $369     ($12,324)   $727,662
     Mortgage-backed obligations..........................   1,089,390        3,146      (22,275)  1,070,261
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     320,070        4,585       (1,706)    322,949
        Privately issued..................................      70,058           58         (792)     69,324
     Obligations of states and political
        subdivisions......................................      90,724        5,155         (575)     95,304
     Other debt securities................................      78,972          354            -      79,326
     Equity securities....................................      35,227       11,791            -      47,018
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $2,424,058      $25,458     ($37,672) $2,411,844
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income decreased from $6.1 billion at December 31, 1995 to $6.0 billion at June 30, 1996. The $103.8 million (1.7%) decrease was primarily due to the securitization and sale of an additional $335 million in bankcard receivables which occurred on April 23, 1996.

          Commercial loans decreased $15.6 million (0.9%) from December 31, 1995 to June 30, 1996, but increased $23.9 million (1.4%) over the same period last year. Month-end balances can show large fluctuations due to the transactional nature of large corporate customers that borrow for short periods of time under revolving facilities. Large corporate borrowers from the multi-national sector continue to provide financing opportunities for the Corporation.

          Commercial real estate loans, which include both construction and commercial mortgages, declined $19.2 million (1.5%) from December 31, 1995 to June 30, 1996. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 8 and 9.

          Residential mortgages decreased $23.8 million (3.7%) since December 31, 1995. Recent interest rates have slowed consumer interest in refinancing. The Corporation originates residential mortgages primarily for sale in the secondary market. Originations for the Corporation's permanent portfolio are principally low income housing and adjustable rate products.

          Retail loans increased $169.0 million (15.4%) from December 31, 1995 to June 30, 1996. Most of the retail loan growth resulted from a successful home equity product promotion.

          Bankcard outstandings decreased $249.9 million (38.2%) since December 31, 1995. If the impact of the April 23, 1996 securitization is excluded, bankcard outstandings grew by $85.1 million (13.0%).

          Leases receivable increased $32.1 million (9.6%) since December 31, 1995. Approximately 74% of the growth occurred in commercial leases with the remainder in retail leases.

          Foreign loans increased $3.7 million (1.1%) from December 31, 1995 to June 30, 1996. The growth occurred in loans to customers within the shipping industry.

          The Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 7.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 7              Loan Portfolio Distribution by Industry Classification
                                                                               June 30, 1996
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
        Transportation (1)................................    $473,187      $39,161     $512,348      $  -
        Communications (2)................................     357,952      126,660      484,612       2,309
        Healthcare (3)....................................     329,661      122,338      451,999         196

     ----------------
     (1)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
     (2)  Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.
     (3)  Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.

     Table 8              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                              June 30, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $95,427     $260,755         $429        $274
     Industrial warehouse.................................      44,228      169,388          437           -
     Retail...............................................      53,830      132,386        1,833       3,229
     Hospitals/nursing home...............................       8,666       92,138            -           -
     Hotels/motels........................................           -       59,932            -           -
     Commercial land......................................      30,142          391          952       4,929
     Special purpose......................................       2,361       78,032          407           -
     Apartments...........................................      26,601       50,898          314           -
     Mixed use............................................           -       42,477            -           -
     Residential land.....................................       8,612          822          550       1,282
     Other land-farm/recreational.........................           -        7,028          517           -
     Residential properties for resale....................       3,553          795            -           -
     Miscellaneous........................................         964       77,082          148           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $274,384     $972,124       $5,587      $9,714
                                                            ==========   ==========   ==========  ==========

     Table 9              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                              June 30, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $209,957     $641,491       $2,416      $5,920
     Pennsylvania.........................................      11,430      160,746        3,171         924
     Virginia.............................................      20,260       48,242            -       2,096
     Washington, D.C......................................      16,888       29,470            -         274
     Florida..............................................       7,001       26,157            -         500
     New Jersey...........................................           -       29,063            -           -
     Delaware.............................................       3,004        9,090            -           -
     All other............................................       5,844       27,865            -           -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $274,384     $972,124       $5,587      $9,714
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $43.4 million at June 30, 1996, a decrease of $1.4 million when compared to nonperforming assets of $44.8 million at December 31, 1995. The most significant changes in nonperforming assets in the six months ended June 30, 1996 were the following: paydowns of $8.3 million, loans reclassified to accrual status of $1.4 million, other real estate owned sales of $1.3 million and charge-offs of $1.4 million. These decreases were partially offset by $11.0 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans returned to accrual status were residential loans which met the regulatory tests for return to accrual status. The most significant charge-off was $1.0 million on a nonaccrual construction loan. Information on the Corporation's impaired loans is included in
     Note 4 of the Notes to the Consolidated Financial Statements.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.



     Table 10                          Nonperforming Assets

                                                             June 30,   December 31,   June 30,
                                                               1996         1995         1995
                                                          ------------- ------------ -------------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $16,223      $16,587       $9,782
       Real estate, construction..........................       1,501        1,125        1,898
       Real estate mortgage, commercial...................       4,086        4,785       17,882
       Real estate mortgage, residential..................       6,713        6,375        4,223
     Foreign..............................................       3,800        4,321        5,300
                                                              --------     --------     --------
           Total nonaccrual loans.........................      32,323       33,193       39,085
                                                              --------     --------     --------
     Restructured loans...................................         135          143          440
     Other assets owned:
       Other real estate..................................      10,627       11,546       12,238
       Valuation reserves.................................        (295)        (295)        (345)
       Other assets.......................................         562          250          196
                                                              --------     --------     --------
           Total other assets owned.......................      10,894       11,501       12,089
                                                              --------     --------     --------
       Total nonperforming assets.........................     $43,352      $44,837      $51,614
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.72%        0.73%        0.88%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $10,104      $18,808      $13,188
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table details certain information relating to the allowance for credit losses of the Corporation for the six months ended June 30, 1996 and June 30, 1995, respectively.


     Table 11                 Analysis of the Allowance for Credit Losses


                                                            Six months ended June 30,
                                                           --------------------------
                                                               1996         1995
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $177,621     $191,024
     Provision for credit losses..........................       4,000        7,961
     Losses charged off:
         Commercial loans.................................        (907)        (234)
         Real estate loans, construction..................      (1,016)        (635)
         Real estate loans, mortgage:
           Residential....................................         (43)        (110)
           Commercial.....................................        (107)         (23)
         Retail...........................................      (2,474)      (1,440)
         Bankcard receivables.............................     (17,063)     (14,254)
         Leases receivable................................         (12)         (20)
         Foreign..........................................           -       (1,763)
                                                              --------     --------
           Total losses charged off.......................     (21,622)     (18,479)

     Recoveries of losses previously charged off:
         Commercial loans.................................       1,271          557
         Real estate loans, construction..................         117            -
         Real estate loans, mortgage:
           Residential....................................           6           24
           Commercial.....................................           5          204
         Retail...........................................         973        1,194
         Bankcard receivables.............................       1,815        2,821
         Leases receivable................................          55          130
                                                              --------     --------
           Total recoveries...............................       4,242        4,930
     Net losses charged off...............................     (17,380)     (13,549)
                                                              --------     --------
     Total allowance at June 30...........................    $164,241     $185,436
                                                              ========     ========

     Average loans, net of average unearned income........  $6,096,132   $5,644,746
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $6,035,044   $5,850,887
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.57%        0.48%

     Allowance as a percentage of period end loans, net
        of unearned income................................        2.72         3.17

     Allowance as a percentage of nonperforming loans.....      506.01       469.16


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits decreased $121.1 million from December 31, 1995 to June 30, 1996. Core deposits totaled $6.3 billion at June 30, 1996 and at December 31, 1995. Interest bearing demand deposits decreased $405.8 million offset by a $437.8 million increase in money market deposits. During the first quarter of 1996, the Corporation introduced a new sweep product which resulted in a decrease in interest bearing demand deposits with an offsetting increase in money market deposits. This shift in deposits resulted in a reduction in the level of required reserves that the Corporation must maintain in cash and noninterest earning balances with the Federal Reserve Bank. Purchased deposits, which include large denomination time and foreign time deposits, decreased $87.5 million.

          Total deposits increased $54.6 million from June 30, 1995 to June 30, 1996. Core deposits increased $267.4 million primarily due to increases in money market deposits of $403.0 million and noninterest bearing demand deposits of $172.4 million. As noted above, the the increase in money market deposits was offset by a decline in interest bearing demand deposits of $351.8 million which was primarily due to the introduction of a new sweep product. Purchased deposits decreased $212.7 million.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at June 30, 1996, December 31, 1995 and June 30, 1995, based upon the capital requirements of the Federal Reserve Board.


     Table 12                       Capital Components
                                                                          June 30,   December 31,   June 30,
                                                                            1996         1995         1995
                                                                       ------------ ------------- -------------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................   1,023,052    1,038,722     962,194
     Disallowed intangibles............................................     (35,466)     (37,178)    (39,094)
     Net unrealized (gains) losses on investment securities available-
        for-sale (1)...................................................       7,733      (24,414)     (4,490)
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,140,171    1,121,982   1,063,462
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................      99,744      103,721     103,699
     Allowance for credit losses (2)...................................     103,299      102,754      98,551
     Mandatory convertible securities..................................      59,973       59,969      59,964
                                                                           --------     --------    --------
     Tier 2 capital....................................................     263,016      266,444     262,214
                                                                           --------     --------    --------
     Total capital.....................................................  $1,403,187   $1,388,426  $1,325,676
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $8,202,979   $8,145,412  $7,797,181
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines).................. $10,223,308  $10,316,684  $9,708,522
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       13.90%       13.77%      13.64%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       17.11        17.05       17.00
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       11.19        10.91       11.00

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 and total capital increased $18.2 million and $14.8 million, respectively, when June 30, 1996 is compared to December 31, 1995 primarily due to $62.6 million in net income partially offset by $40.0 million in dividends declared on common stock in the second quarter of 1996 and $6.0 million on dividends declared on preferred stock in the first six months of 1996. Tier 1 and total capital increased $76.7 million and $77.5 million, respectively, when June 30, 1996 is compared to June 30, 1995 primarily as a result of $125.1 million in net income during this period partially offset by $40.0 million in dividends declared on common stock and $11.8 million in dividends declared on preferred stock. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Pending Transactions

          On January 24, 1996, the Corporation announced that it had entered into a definitive agreement to acquire 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary is Washington Federal Savings Bank ("WFSB"). Under the terms of the agreement, the shareholders of 1st Washington will receive $8.125 in cash per share, for a total purchase price of $83.5 million. At June 30, 1996, 1st Washington had $817 million in total assets and $429 million in total deposits and conducted its business from offices in Washington, D.C., Northern Virginia and Maryland. On July 16, 1996, the Corporation announced that it had completed its acquisition of 1st Washington. Thirteen of WFSB's offices will become offices of The First National Bank of Maryland ("First National"), the principal subsidiary of First Maryland Bancorp, effective August 5, 1996. Four offices be closed because of proximity to existing First National offices.

          In the first quarter of 1996, the Corporation decided to exit the mortgage servicing business. Of its $1.6 billion servicing portfolio, the Corporation sold $669 million in the second quarter of 1996 which resulted in net gains on the sale of servicing of $3.6 million. The Corporation has entered into an agreement to sell an additional $469 million of its servicing portfolio. The anticipated net gain on this sale of servicing is approximately $6.4 million. This sale is subject to regulatory approval and is expected to settle during the third quarter of 1996.

          The Corporation has entered into a subservicing agreement to service the remainder of its mortgage servicing portfolio and to provide interim servicing for future loan originations until the originated mortgage servicing is sold.

     PAGE 33

     Table 13
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                             Three months ended June 30, 1996
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $652.2      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         0.4            -         1.02
       Trading account securities.........................         2.3            -         6.23
       Funds sold.........................................       354.9          4.7         5.28
     Investment securities available-for-sale:
       Taxable securities.................................     2,657.4         40.6         6.14
       Tax-exempt securities (1)..........................        94.3          2.4        10.11
       Equity investments.................................        35.0          0.2         2.64
                                                             ---------     ---------
          Total securities available-for-sale (2).........     2,786.7         43.2         6.23
     Loans held-for-sale..................................       110.5          2.1         7.54
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,808.1         34.8         7.74
       Real estate, construction..........................       280.8          6.1         8.77
       Real estate mortgage, commercial...................       964.9         21.1         8.80
       Real estate mortgage, residential..................       618.3         11.4         7.44
       Retail.............................................     1,201.5         24.9         8.33
       Bankcard...........................................       443.6         13.9        12.56
       Leases receivable..................................       349.0          4.8         5.58
       Foreign............................................       352.5          6.5         7.45
                                                             ---------     ---------
            Total loans, net of unearned income...........     6,018.7        123.5         8.26
        Allowance for credit losses.......................      (166.6)           -            -
                                                             ---------
          Loans, net......................................     5,852.1            -            -
     Other assets.........................................       453.6            -            -
                                                             ---------     ---------
          Total assets/interest income....................   $10,212.7       $173.5
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,955.2      $     -           - %
                                                             ---------
       Interest bearing demand............................       116.7          0.7         2.53
       Money market accounts..............................     1,587.1         11.9         3.02
       Savings...........................................      1,055.0          7.1         2.71
       Other consumer time................................     1,582.4         20.8         5.29
       Large denomination time............................       520.0          7.2         5.54
     Deposits in foreign banking offices..................       126.8          1.7         5.29
                                                             ---------     ---------
          Total interest bearing deposits.................     4,988.0         49.4         3.98
                                                             ---------     ---------
          Total deposits..................................     6,943.2            -            -
     Funds purchased......................................       690.3          8.8         5.14
     Other borrowed funds, short-term.....................       616.4          8.0         5.19
     Other liabilities....................................       217.9            -            -
     Long-term debt.......................................       551.7          9.4         6.85
     Stockholders' equity.................................     1,193.2            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,212.7        $75.6
                                                              ========     ========

     Earning assets/interest income.......................    $9,273.5       $173.5         7.52%
     Interest bearing liabilities/interest expense........     6,846.4         75.6         4.44
     Earning assets/interest expense......................     9,273.5         75.6         3.27

     Interest rate spread (4).............................                                  3.08%
                                                                                           =====
     Net interest margin (5)..............................                                  4.25%
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

     PAGE 34

     Table 14
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                              Six months ended June 30, 1996
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $658.1      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         6.9          0.2         5.66
       Trading account securities.........................         1.6            -         6.03
       Funds sold.........................................       306.3          8.1         5.28
     Investment securities available-for-sale:
       Taxable securities.................................     2,757.9         84.6         6.17
       Tax-exempt securities (1)..........................        95.3          4.8        10.09
       Equity investments.................................        34.5          0.6         3.38
                                                             ---------     ---------
          Total securities available-for-sale (2).........     2,887.7         90.0         6.27
     Loans held-for-sale..................................       112.8          4.1         7.32
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,819.3         69.8         7.71
       Real estate, construction..........................       282.3         12.4         8.83
       Real estate mortgage, commercial...................       969.0         42.7         8.86
       Real estate mortgage, residential..................       628.0         23.3         7.45
       Retail.............................................     1,153.4         48.2         8.41
       Bankcard...........................................       550.7         36.4        13.30
       Leases receivable..................................       342.0          9.4         5.56
       Foreign............................................       351.4         13.2         7.55
                                                             ---------     ---------
            Total loans, net of unearned income...........     6,096.1        255.4         8.42
        Allowance for credit losses.......................      (170.3)           -            -
                                                             ---------
          Loans, net......................................     5,925.8            -            -
     Other assets.........................................       472.7            -            -
                                                             ---------     ---------
          Total assets/interest income....................   $10,371.9       $357.8
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,927.7      $     -           - %
                                                             ---------
       Interest bearing demand............................       116.3          1.5         2.54
       Money market accounts..............................     1,568.6         24.0         3.07
       Savings...........................................      1,038.8         14.0         2.71
       Other consumer time................................     1,602.8         42.8         5.38
       Large denomination time............................       538.0         15.1         5.66
     Deposits in foreign banking offices..................       132.1          3.6         5.40
                                                             ---------     ---------
          Total interest bearing deposits.................     4,996.6        101.0         4.06
                                                             ---------     ---------
          Total deposits..................................     6,924.3            -            -
     Funds purchased......................................       769.8         19.9         5.19
     Other borrowed funds, short-term.....................       731.1         19.5         5.36
     Other liabilities....................................       212.5            -            -
     Long-term debt.......................................       533.2         18.3         6.91
     Stockholders' equity.................................     1,201.0            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,371.9       $158.7
                                                              ========     ========

     Earning assets/interest income.......................    $9,411.4       $357.8         7.64%
     Interest bearing liabilities/interest expense........     7,030.7        158.7         4.53
     Earning assets/interest expense......................     9,411.4        158.7         3.39

     Interest rate spread (4).............................                                  3.11%
                                                                                           =====
     Net interest margin (5)..............................                                  4.25%
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

                            Part II - Other Information


     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1996.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     August 14, 1996                     BY /s/ Robert W. Schaefer
                                         ----------------------------
                                         Robert W. Schaefer
                                         Executive Vice President and
                                           Chief Financial Officer


     August 14, 1996                     BY /s/ Robert L. Carpenter, Jr.
                                         -------------------------------
                                         Robert L. Carpenter, Jr.
                                         Senior Vice President and
                                           Chief Accounting Officer