Form 10-Q
period 1996-09-30
FIRST MARYLAND BANCORP
filed 1996-11-14
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

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


                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                FOR THE QUARTER ENDED SEPTEMBER 30, 1996



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-19




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    20-35



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    36




                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three months ended      Nine months ended
                                                                                September 30,          September 30,
                                                                           ---------------------    --------------------
                                                                             1996         1995         1996        1995
                                                                           --------     --------    --------    --------
                                                                                          (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $130,600     $129,522    $384,869    $377,917
     Interest and dividends on investment securities held-to-maturity:
         Taxable.......................................................       -           22,357        -         63,928
     Interest on investment securities available-for-sale:
         Taxable.......................................................      40,341       16,838     125,008      42,210
         Tax-exempt....................................................       1,572        3,634       4,842      10,965
         Dividends.....................................................         455          315       1,035         950
     Interest on loans held-for-sale...................................       2,467        2,197       6,571       4,939
     Interest on money market investments..............................       3,054        3,077      11,334      20,086
                                                                           --------     --------    --------    --------
           Total interest and dividend income..........................     178,489      177,940     533,659     520,995
                                                                           --------     --------    --------    --------
     INTEREST EXPENSE
     Interest on deposits..............................................      51,736       53,887     152,706     152,282
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      15,330       21,287      54,710      61,499
     Interest on long-term debt........................................       9,457        4,692      27,782      14,060
                                                                           --------     --------    --------    --------
           Total interest expense......................................      76,523       79,866     235,198     227,841
                                                                           --------     --------    --------    --------

     NET INTEREST INCOME...............................................     101,966       98,074     298,461     293,154
     Provision for credit losses (note 5)..............................       2,000        2,373       6,000      10,334
                                                                           --------     --------    --------    --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      99,966       95,701     292,461     282,820
                                                                           --------     --------    --------    --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      20,376       18,150      58,791      53,601
     Mortgage banking income...........................................      10,904        4,422      22,810      11,384
     Trust and investment advisory fees................................       7,470        5,983      20,920      16,238
     Servicing income..................................................       7,401        6,397      19,236      15,174
     Credit card income................................................       2,056        4,517       8,262      13,312
     Securities gains (losses), net....................................        (126)         342         175       2,187
     Other income......................................................       9,303        9,672      29,865      31,872
                                                                           --------     --------    --------    --------
           Total noninterest income....................................      57,384       49,483     160,059     143,768
                                                                           --------     --------    --------    --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      47,325       43,794     134,458     128,244
     Other personnel costs.............................................       9,691       10,676      34,664      31,256
     Occupancy costs.................................................         8,511        8,633      23,683      23,938
     Equipment costs...................................................       8,103        7,426      24,474      22,547
     Other operating expenses..........................................      29,393       27,060      84,224      84,366
                                                                           --------     --------    --------    --------
           Total noninterest expenses..................................     103,023       97,589     301,503     290,351
                                                                           --------     --------    --------    --------
     INCOME BEFORE INCOME TAXES........................................      54,327       47,595     151,017     136,237
     Income tax expense................................................      20,625       16,563      54,712      47,538
                                                                           --------     --------    --------    --------
     NET INCOME........................................................     $33,702      $31,032     $96,305     $88,699
                                                                           ========     ========    ========    ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)


                                                                       September 30, December 31, September 30,
                                                                            1996         1995         1995
                                                                       ------------ ------------  ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $826,569     $775,582    $588,876
     Money market investments (note 3).................................      47,106      366,355      55,572
     Investment securities available-for-sale (note 4).................   2,801,694    2,794,023   1,672,532
     Investment securities held-to-maturity (note 4)...................       -            -       1,321,634
     Loans held-for-sale (at cost which approximates fair value).......     159,885      116,002     128,502
     Loans, net of unearned income of $121,251, $114,813
       and $111,575:
         Commercial....................................................   1,787,747    1,798,248   1,845,352
         Real estate, construction.....................................     314,025      290,262     291,405
         Real estate, mortgage:
            Residential................................................     838,208      650,588     647,842
            Commercial.................................................   1,104,950      975,474     985,581
         Retail........................................................   1,340,145    1,098,955   1,062,651
         Bankcard......................................................     468,190      654,653     550,496
         Leases receivable.............................................     399,495      334,504     314,924
         Foreign.......................................................     362,401      336,140     327,546
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   6,615,161    6,138,824   6,025,797
         Allowance for credit losses (note 5)..........................    (170,529)    (177,621)   (181,974)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   6,444,632    5,961,203   5,843,823
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     106,254      104,379     104,283
     Due from customers on acceptances.................................       9,878       14,144      10,806
     Other assets......................................................     445,879      334,484     332,598
                                                                        -----------  ----------- -----------
                   Total assets........................................ $10,841,897  $10,466,172 $10,058,626
                                                                        ===========  =========== ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $2,224,720   $2,055,129  $1,748,714
         Interest bearing deposits.....................................   5,130,774    4,859,031   4,822,555
     Interest bearing deposits in foreign banking office...............     142,896      129,022     121,468
                                                                          ---------    ---------   ---------
              Total deposits...........................................   7,498,390    7,043,182   6,692,737
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     609,980      515,525     766,033
     Other borrowed funds, short-term (note 9).........................     647,236      908,644     955,083
     Bank acceptances outstanding......................................       9,878       14,144      10,806
     Accrued taxes and other liabilities...............................     309,501      286,416     306,030
     Long-term debt (note 10)..........................................     554,729      514,687     189,673
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   9,629,714    9,282,598   8,920,362
                                                                          ---------    ---------   ---------
     4.50% Cumulative, Redeemable preferred stock, $5 par value per share; $100 liquidation preference per share; authorized and
       issued 90,000 shares (note 11)..................................       9,000        -            -
                                                                          ---------    ---------   ---------
     Stockholders' equity:
          7.875% Noncumulative preferred stock, Series A, $5 par
            value per share; $25 liquidation preference per share;
            authorized 8,910,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $1/7 par value per share; authorized
            600,000,000 shares; issued 594,480,215 shares..............      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     893,181      846,058     817,525
          Net unrealized gains (losses) on investment securities
            available-for-sale.........................................      (3,100)      24,414       7,637
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,203,183    1,183,574   1,138,264
                                                                        -----------  ----------- -----------
                   Total liabilities, redeemable preferred stock and
                     stockholders' equity.............................. $10,841,897  $10,466,172 $10,058,626
                                                                        ===========  =========== ===========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                     Net
                                                                                                  unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                              Preferred      Common       Capital     Retained    available-
                                                Stock         Stock       Surplus     Earnings     for-sale     Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Nine months ended September 30, 1995
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $737,891    ($26,969) $1,024,024
     Net income.............................                                              88,699                  88,699
     Dividends declared on preferred
     stock..................................                                              (8,865)                 (8,865)
     Change in net cost not yet recognized
       as periodic pension expense..........                                                (200)                   (200)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                          34,606      34,606
                                                ---------    ---------    ---------    ---------   ---------  ----------
     Balance at September 30, 1995..........      $30,000      $84,926     $198,176     $817,525      $7,637  $1,138,264
                                                =========   ==========   ==========   ==========  ==========  ==========


     Nine months ended September 30, 1996
     ------------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $846,058     $24,414  $1,183,574
     Net income.............................                                              96,305                  96,305
     Dividends declared on common stock.....                                             (40,000)                (40,000)
     Dividends declared on preferred
     stock..................................                                              (8,865)                 (8,865)
     Dividends declared on redeemable
     preferred stock........................                                                (101)                   (101)
     Change in net cost not yet recognized
     as periodic pension expense............                                                (216)                   (216)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                         (27,514)    (27,514)
                                                ---------    ---------    ---------    ---------   ---------  ----------
     Balance at September 30, 1996..........      $30,000      $84,926     $198,176     $893,181     ($3,100) $1,203,183
                                                =========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                               Nine months ended September 30,
                                                                                              --------------------------------
                                                                                                      1996        1995
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $96,305     $88,699
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      6,000      10,334
         Provision for other real estate losses..................................................         77         237
         Depreciation and amortization...........................................................     27,291      24,009
         Deferred income tax expense.............................................................     27,465      16,206
         Net loss (gain) on the sale of assets...................................................        335      (3,210)
         Net increase in loans originated for sale...............................................    (31,501)    (53,136)
         (Increase) decrease in trading account securities.......................................     (2,898)     17,193
         Decrease (increase) in accrued interest receivable......................................      9,499        (527)
         (Decrease) increase in accrued interest payable.........................................    (14,209)     15,231
         Other, net..............................................................................    (53,648)    135,338
                                                                                                   ---------   ---------
            Net cash provided by operating activities............................................     64,716     250,374
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................  1,092,474     570,805
       Proceeds from paydowns and maturities of investment securities available-for-sale......... 14,398,933     189,423
       Proceeds from paydowns and maturities of investment securities held-to-maturity...........       -     10,062,118
       Purchases of investment securities available-for-sale.....................................(15,096,517) (1,315,241)
       Purchases of investment securities held-to-maturity.......................................       -    (10,047,450)
       Net decrease in short-term investments....................................................    301,461     158,175
       Purchase of loans.........................................................................       -            (19)
       Net disbursements from lending activities of bank subsidiaries............................   (487,810)   (591,076)
       Principal collected on loans of nonbank subsidiaries......................................     30,492      24,908
       Loans originated by nonbank subsidiaries..................................................    (41,526)    (23,001)
       Principal payments received under leases..................................................      2,785       3,623
       Purchases of assets to be leased..........................................................    (14,942)     (5,979)
       Proceeds from other real estate transactions..............................................      2,395      10,057
       Proceeds from the sale of premises and equipment..........................................        729         770
       Purchases of premises and equipment.......................................................    (18,853)    (19,887)
       Purchase of deposits......................................................................       -          6,694
       Securitization and sale of bankcard receivables...........................................    337,716        -
       Purchase of banking subsidiary............................................................    (83,522)       -
       Purchase of investment management company.................................................     (4,767)       -
       Other, net................................................................................    (10,928)    (25,489)
                                                                                                   ---------  ----------
            Net cash provided by (used for) investing activities.................................    408,120  (1,001,569)
                                                                                                   ---------  ----------
     FINANCING ACTIVITIES
       Net increase in deposits .................................................................     28,942      52,360
       Net (decrease) increase in short-term borrowings..........................................   (503,260)    659,837
       Payments on long-term debt................................................................    (10,000)       -
       Proceeds from issuance of medium-term bank notes..........................................     50,000        -
       Payments on medium-term bank notes........................................................       -        (25,000)
       Cash dividends paid.......................................................................     (8,966)     (8,865)
                                                                                                   ---------   ---------
            Net cash (used for) provided by financing activities.................................   (443,284)    678,332
                                                                                                   ---------   ---------
     Increase (decrease) in cash and cash equivalents ...........................................     29,552     (72,863)
     Cash and cash equivalents at beginning of year..............................................    797,460     692,123
                                                                                                   ---------   ---------
     Cash and cash equivalents at September 30,..................................................   $827,012    $619,260
                                                                                                   =========   =========
     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................   $240,831    $212,610
       Income tax payments.......................................................................     20,785      42,943
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     29,393      26,283
       Transfers to other real estate............................................................      1,671       5,254

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


     2.  Acquisitions

          On July 16, 1996, the Corporation acquired 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary was Washington Federal Savings Bank. Under terms of the agreement, the shareholders of 1st Washington received $8.125 in cash per share, for a total purchase price of $83.5 million. On the date of acquisition, the Corporation acquired total assets of $866.2 million which included $325.7 million in loans and $426.3 million in deposits. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 16, 1996. As a result of the acquisition, the Corporation recorded $46.7 million in goodwill which will be amortized on a straight line basis over a period of 25 years.

          On July 1, 1996, the Corporation acquired Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), a Washington, D.C. investment management company. Under terms of the agreement, the principals of Zirkin-Cutler received $4.8 million in cash and 90,000 shares of redeemable preferred stock.
     On the date of acquisition, Zirkin-Cutler had $1.1 billion in assets under investment management. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 1, 1996. As a result of the acquisition, the Corporation recorded $13.6 million in goodwill and other intangible assets which will be amortized on a straight line basis over a period ranging from 6 to 25 years.


     3.  Money Market Investments

          Money market investments at September 30, 1996, December 31, 1995 and September 30, 1995 included the following:
                                                          September 30, December 31, September 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $443      $21,878      $30,384
     Trading account securities...........................       3,224          326        2,419
     Federal funds sold...................................       3,450      322,275        4,850
     Securities purchased under agreements
       to resell..........................................      39,989       21,876       17,919
                                                               -------     --------      -------
           Total money market investments.................     $47,106     $366,355      $55,572
                                                               =======     ========      =======

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                              September 30, 1996        December 31, 1995       September 30, 1995
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   --------- ----------
                                                                                          (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $827,644     $819,629     $891,263    $900,347    $357,142   $358,290
     Mortgage-backed obligations..........................   1,205,134    1,190,473    1,232,652   1,245,339   1,038,229  1,037,001
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     328,578      331,355      377,858     382,627      12,223     12,256
        Privately issued..................................     224,947      224,922       43,252      42,530      16,643     16,694
     Obligations of states and political
        subdivisions......................................      87,702       92,323       98,009     104,886     134,691    141,410
     Other investment securities..........................     132,328      142,992      111,360     118,294     100,964    106,881
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................  $2,806,333   $2,801,694   $2,754,394  $2,794,023  $1,659,892 $1,672,532
                                                            ==========   ==========   ==========  ==========  ========== ==========

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

          The following is a comparison of the amortized cost and fair values of the held-to-maturity securities:

                                                              September 30, 1996        December 31, 1995       September 30, 1995
                                                           ------------------------   ---------------------    ---------------------
                                                            Amortized       Fair      Amortized      Fair      Amortized     Fair
                                                              Cost          Value       Cost         Value       Cost        Value
                                                           ----------    ----------  ----------   ----------  ---------- ----------
                                                                                           (in thousands)
     U.S. Treasury and U.S. Government Agencies...........   $   -        $   -        $   -        $   -       $640,871   $636,056
     Mortgage-backed obligations..........................       -            -            -            -        144,794    143,408
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................       -            -            -            -        482,277    481,559
        Privately issued..................................       -            -            -            -         52,692     50,734
     Other investment securities..........................       -            -            -            -          1,000      1,000
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................   $   -        $   -        $   -        $   -     $1,321,634 $1,312,757
                                                            ==========   ==========   ==========  ==========  ========== ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     5.  Impaired Loans and Allowance for Credit Losses

          The following table presents impaired loans by type and any related valuation allowance at September 30, 1996.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $15,074      $13,600       $1,474        $543
       Real estate, construction..........................       3,894        1,465        2,429         500
       Real estate mortgage, commercial...................      17,365        8,839        8,526       1,945
                                                              --------     --------     --------    --------
             Total........................................     $36,333      $23,904      $12,429      $2,988
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
                                                              ========     ========     ========    ========

          The following table presents impaired loans by type and any related valuation allowance at September 30, 1995.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,743      $14,964       $1,779        $724
       Real estate, construction..........................       1,254          529          725         250
       Real estate mortgage, commercial...................       5,861        4,609        1,252         232
       Foreign............................................       5,903        5,903          -            -
                                                              --------     --------     --------    --------
             Total........................................     $29,761      $26,005       $3,756      $1,206
                                                              ========     ========     ========    ========

                                                                                    Nine months ended September 30,
                                                                                    ------------------------------
                                                                                         1996         1995
                                                                                        --------    --------
                                                                                            (in thousands)
     Year-to-date average recorded investment in impaired loans.....................     $25,964     $36,376
     Year-to-date interest income recognized during impairment......................         171         294
     Year-to-date interest income recorded on a cash basis during impairment........         171         294

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     5.  Impaired Loans and Allowance for Credit Losses (cont'd)

          At September 30, 1996, $29.1 million of the total impaired loans were measured using the fair value of the loan's collateral. The remaining impaired loans of $7.2 million represented loans with recorded investments of less than $500 thousand which were measured at the outstanding loan balance less any specific reserves. The $3.0 million valuation allowance for impaired loans at September 30, 1996 and the activity related to impaired loans for the nine months ended September 30, 1996 is included in the allowance for credit losses discussed below.

          In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". At September 30, 1996, the difference between total nonaccrual loans and total impaired loans was $11.8 million which included the following: nonaccrual residential loans of $8.0 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at September 30, 1996. A summary of the activity in the allowance for credit losses for the nine months ended September 30, 1996 and 1995 follows:

                                                                      Nine months ended September 30,
                                                                     --------------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $177,621     $191,024
     Provision for credit losses.......................................       6,000       10,334
     Less: charge-offs, net of recoveries of $5,659 and $6,899.........     (23,734)     (19,384)
     Allowance on acquired loans.......................................      10,642         -
                                                                           --------     --------
     Balance at September 30...........................................    $170,529     $181,974
                                                                           ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     6.  Intangible Assets

          Intangible assets at September 30, 1996, December 31, 1995 and
     September 30, 1995 included the following:
                                                          September 30, December 31,September 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $86,437      $28,693      $29,350
     Premium on bankcard receivables......................       9,336       11,476       12,263
     Premium on deposits..................................       6,960        7,787        8,076
     Other................................................       5,107          698          710
                                                              --------      -------      -------
           Total intangible assets........................    $107,840      $48,654      $50,399
                                                              ========      =======      =======

          As a result of the 1st Washington acquisition, the Corporation recorded $46.7 million in goodwill which will be amortized on a straight line basis over a period of 25 years. In addition, the Zirkin-Cutler acquisition resulted in $13.6 million in goodwill and other intangible assets which will be amortized on a straight line basis over a period ranging from 6 to 25 years.


     7.  Mortgage Servicing Rights

          Mortgage servicing rights activity for the nine months ended
     September 30, 1996 and September 30, 1995 follows:
                                                                        Nine months ended September 30,
                                                            -------------------------------------------------
                                                                       1996                    1995
                                                            -----------------------    ----------------------
                                                            Originated    Purchased   Originated    Purchased
                                                            ----------    ---------   ----------    ---------
                                                                             (in thousands)
     Balance beginning of year............................      $5,033       $1,067       $  -        $1,270
     Capitalized mortgage servicing rights................         300           74        3,453         310
     Amortization.........................................        (743)        (156)        (239)       (431)
     Sale of servicing....................................      (4,334)        (914)          -            -
     Purchased mortgage servicing rights acquired.........          -         2,598           -            -
                                                              --------     --------     --------    --------
     Balance at September 30..............................        $256       $2,669       $3,214      $1,149
                                                              ========     ========     ========    ========

          The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the following risk characteristics of the underlying loans: loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed their fair value. At September 30, 1996, there was no valuation allowance.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     8.  Valuation Allowance for Other Real Estate Owned

          A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                             1996         1995
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................        $295       $4,185
     Provisions........................................................          77          237
     Writedowns........................................................         (77)      (4,077)
     Valuation allowance of acquired other real estate owned...........          29          -
                                                                             ------       ------
     Balance at September 30...........................................        $324         $345
                                                                             ======       ======

     9.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at September 30, 1996, December
     31, 1995 and September 30, 1995 included the following:
                                                          September 30, December 31, September 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $295,818     $402,489     $361,867
     Treasury tax and loan note account...................     153,484        6,000      142,200
     Bank notes...........................................     150,000      400,000      300,000
     Federal funds purchased-term.........................      15,000       80,000      135,000
     Other................................................      32,934       20,155       16,016
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $647,236     $908,644     $955,083
                                                              ========     ========     ========

     10.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at September 30, 1996, December 31, 1995 and September 30, 1995 which is all unsecured:
                                                          September 30, December 31, September 30,
                                                               1996         1995         1995
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Floating Rate Medium term bank note due October 2,
         1996.............................................     $75,000      $75,000     $   -
     Floating Rate Medium term bank note due October 23,
         1996.............................................     100,000      100,000         -
     5.72% Medium term bank note due October 31, 1996.....     100,000      100,000         -
     Floating Rate Medium term bank note due November 1,
         1996.............................................      50,000       50,000         -
     Floating Rate Medium term bank note due April 20,
         1998.............................................      50,000         -            -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,975       59,969       59,966
     9.15% Notes due June 1, 1996.........................        -          10,000       10,000
     8.68% Notes due January 31, 1997.....................      10,000        9,998        9,998
     8.67% Notes due March 20, 1997.......................       9,999        9,998        9,998
     8.375% Subordinated Notes due May 15, 2002...........      99,755       99,722       99,711
                                                              --------     --------     --------
           Total long-term debt...........................    $554,729     $514,687     $189,673
                                                              ========     ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     11.  Redeemable Preferred Stock

          The Corporation authorized and issued 90,000 shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share. At September 30, 1996, all 90,000 shares were outstanding. The cumulative dividends are payable quarterly when and as declared by the Corporation's Board of Directors out of funds legally available for such payments. Other terms of the redeemable preferred stock are as follows:

     Preference: Upon liquidation, $100 per share (an aggregate of $9 million based upon redeemable preferred shares outstanding at September 30, 1996) plus accrued and unpaid cumulative dividends through the distribution date before any distribution to holders of the Corporation's common stock.

     Optional Redemption: Redeemable at the Corporation's option or the holders' options (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.


     12.  Off-Balance Sheet Derivative Financial Instruments

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

     PAGE 14
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values of the classes of trading instruments at September 30, 1996 and 1995 as well as the average fair values for the three months and nine months ended
     September 30, 1996.


                                                                                 Fair Values
                                                             -------------------------------------------------
                                                                                             Averages
                                                                 End-of-period          September 30, 1996
                                       Notional Amounts           September 30,     -------------------------
                                   ----------------------    ---------------------  Three months  Nine months
                                     1996        1995          1996         1995        ended        ended
                                   --------    --------      --------     --------     --------     --------
                                                                (in thousands)
     Interest Rate Contracts

       Interest Rate Swaps.....  $1,030,433      $529,635
         Receivable position...                                 $9,754       $6,803      $10,858     $11,153
         Payable position......                                 (6,998)      (2,534)      (7,785)     (7,076)

       Interest Rate Caps/Floors  1,308,150       329,539
         Held..................                                  2,739          385        2,570       1,027
         Written...............                                   (201)        (385)        (994)       (498)

       Futures.................      24,000        84,500
         Favorable position....                                      -           39            -           -
         Unfavorable position..                                   (225)        (115)           -           -

     Foreign Exchange Contracts

       Options.................   2,429,169       463,273
         Held..................                                 20,502        6,553       17,227      13,864
         Written...............                                (13,924)      (5,253)     (10,861)     (9,558)

       Forwards................     515,579       493,741
         Favorable position....                                  2,098        1,525        1,608       1,722
         Unfavorable position..                                 (1,762)        (893)      (1,497)     (1,426)

     Net Trading Income

          The following table summarizes the Corporation's net trading income by category of instrument.  Net trading income is included in the income statement as a component of other noninterest income.
                                                          Nine months ended September 30,
                                                          -------------------------------
                                                                1996         1995
                                                             ---------    ---------
                                                                 (in thousands)
              Interest rate contracts:
                  Interest rate swaps.....................     ($2,340)      $1,678
                  Futures.................................       1,824       (2,121)
                  Interest rate caps and floors...........          12           50
                  Options.................................          (5)           3
                  Securities..............................       1,507          133
                  Miscellaneous...........................         301          389
                                                               -------      -------
                                                                 1,299          132
                                                               -------      -------
              Foreign exchange contracts:
                  Spot and forward contracts..............       2,045          831
                  Futures.................................          20         (101)
                  Options.................................      (1,501)        (646)
                  Miscellaneous...........................       1,603        2,153
                                                               -------      -------
                                                                 2,167        2,237
                                                               -------      -------
                        Total net trading income..........      $3,466       $2,369
                                                               =======      =======

     PAGE 15
                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)


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

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at
     September 30, 1996 and 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at September
     30, 1996.
                                                                                  September 30, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                  September 30,            Average     Weighted Average Rate      September 30,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed
          rate.....................              $717,500     $175,000         3.84         6.20%       5.53%    ($5,595)      $350
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                5,380      8,611
       Unrealized gross gains......                                                                                    4        320
       Unrealized gross losses.....                                                                              (10,979)    (8,581)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating
          rate.....................                46,497       46,778         3.72         5.65        6.29        (117)      (619)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  (64)       (44)
       Unrealized gross gains......                                                                                  429        425
       Unrealized gross losses.....                                                                                 (482)    (1,000)

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating
          rate.....................               342,000      189,000         1.18         6.14        5.55       1,935      3,597
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                  552        382
       Unrealized gross gains......                                                                                1,779      3,348
       Unrealized gross losses.....                                                                                 (396)      (133)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed
          rate.....................                     -       25,000            -            -           -           -        101
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                 (180)      (240)
       Unrealized gross gains......                                                                                  180        341
       Unrealized gross losses.....                                                                                    -          -

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike
          level....................               165,000      217,900         2.70          Cap - 13.50% (2)          -          -
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                    -         53
       Unrealized gross gains......                                                                                    -          -
       Unrealized gross losses.....                                                                                    -        (53)

     Call options purchased........                12,536       12,536         0.96            -           -       2,009        703
     ---------------------                                                                                       --------    -------
       Carrying amount (1).........                                                                                2,373      1,474
       Unrealized gross gains......                                                                                    -          -
       Unrealized gross losses.....                                                                                 (364)      (771)

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

                                                                                  September 30, 1996
                                                 Notional Amount          ----------------------------------  Estimated Fair Value
                                             -----------------------      Weighted                            ---------------------
                                                  September 30,            Average     Weighted Average Rate      September 30,
                                              ---------------------       Maturity     --------------------- ---------------------
                                                1996          1995        in Years     Receive        Pay        1996        1995
                                              --------      --------    ------------ ----------- -----------   --------    --------
                                                                                (dollars in thousands)
     Basis swaps
     -----------
     Convert floating rate to
          different index..........              $180,000      $30,000         0.87         5.65%       5.51%     $3,881      ($190)
                                                                                                                 --------    -------
       Carrying amount (1).........                                                                                4,440        (14)
       Unrealized gross gains......                                                                                   18          -
       Unrealized gross losses.....                                                                                 (577)      (176)

     (1)  Carrying amounts for 1996 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $5.1 million; deferred gain on the early termination of an interest rate swap purchased, ($180) thousand; and deferred premiums on call options purchased, $364 thousand.
          Carrying amounts for 1995 represent accrued interest receivable (payable) and the following deferred fees:
          deferred losses on the early termination of interest rate swaps sold, $8.6 million; deferred gain on the early termination of an interest rate swap purchased, ($279) thousand; deferred premiums on interests rate caps purchased,
          $53 thousand; and deferred premiums on call options purchased, $771 thousand.
     (2)  Pays interest if interest rates exceed 13.50%.

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at September 30, 1996.

                                                1 Year         1-5
                                               or Less        Years        Total
                                             ------------  ------------ -----------
                                                     (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $100,000     $663,997     $763,997
        Weighted average receive rate.......         5.69%        6.23%        6.16%
        Estimated fair value................           11       (5,723)      (5,712)

     Designated to Liabilities
     -------------------------
        Notional amount.....................     $194,236     $325,300     $519,536
        Weighted average receive rate.......         5.58%        6.80%        6.14%
        Estimated fair value................        1,615        2,329        3,944

     Basis Swaps
     -----------
        Notional amount.....................     $100,000      $80,000     $180,000
        Weighted average receive rate.......         5.81%        5.45%        5.65%
        Estimated fair value................        4,445         (564)       3,881

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at September 30, 1995.

                                                1 Year         1-5         5-10
                                               or Less        Years        Years        Total
                                             ------------  ------------ -----------  -----------
                                                            (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................     $175,000      $21,328      $25,450     $221,778
        Weighted average receive rate.......         6.11%        5.94%        5.81%        6.06%
        Estimated fair value................          350          444       (1,063)        (269)

     Designated to Liabilities
     -------------------------
        Notional amount.....................     $112,344     $332,092     $   -        $444,436
        Weighted average receive rate.......         6.20%        6.78%        -  %         6.63%
        Estimated fair value................          285        4,116         -           4,401

     Basis Swaps
     -----------
        Notional amount.....................    $   -          $30,000     $   -         $30,000
        Weighted average receive rate.......        -  %          4.83%        -  %         4.83%
        Estimated fair value................        -             (190)        -            (190)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the nine months ended September 30, 1996 and 1995.


                                                            Designated
                                               Designated       to          Basis
                                                to Assets   Liabilities     Swaps        Total
                                               ----------  ------------   --------       -----
                                                               (in thousands)
     Nine months ended September 30, 1996
     ------------------------------------
     Balance at beginning of year...........     $421,708     $541,736      $30,000     $993,444
     Additions..............................      517,500      170,000       50,000      737,500
     Maturities/amortizations...............     (175,211)     (92,200)        -        (267,411)
     Redesignations.........................         -        (100,000)     100,000         -
                                                 --------     --------     --------   ----------
     Balance at September 30, 1996..........     $763,997     $519,536     $180,000   $1,463,533
                                                 ========     ========     ========   ==========

     Nine months ended September 30, 1995
     ------------------------------------
     Balance at beginning of year...........     $228,107     $857,761      $30,000   $1,115,868
     Additions..............................         -         190,275         -         190,275
     Maturities/amortizations...............         -        (503,600)        -        (503,600)
     Terminations...........................       (6,329)    (100,000)        -        (106,329)
                                                 --------     --------     --------   ----------
     Balance at September 30, 1995..........     $221,778     $444,436      $30,000     $696,214
                                                 ========     ========     ========   ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     12.  Off-Balance Sheet Derivative Financial Instruments (cont'd)


          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $5.1 million as of September 30, 1996. These losses are scheduled to be amortized into income in the following periods:
     $858 thousand for the remainder of 1996, $3.4 million in 1997 and $858 thousand in 1998.

          The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $180 thousand as of September 30, 1996. This gain is scheduled to be amortized into income in the following periods:
     $25 thousand for the remainder of 1996, $98 thousand in 1997 and $57 thousand in 1998.

          For the nine months ended September 30, 1996, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $2.1 million and gross interest expense decreased $2.6 million which resulted in a $491 thousand increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the nine months and quarter ended September 30, 1996 was $96.3 million and $33.7 million, respectively compared to $88.7 million and $31.0 million for the nine months and quarter ended September 30, 1995. Return on average assets and return on average total equity were 1.24% and 10.75%, respectively, for the nine months ended September 30, 1996 compared with 1.23% and 10.88% for the nine months ended September
     30, 1995.


     Table 1                Selected Quarterly Financial Information


                                                           3rd Quarter  2nd Quarter  1st Quarter  4th Quarter 3rd Quarter
                                                               1996         1996         1996         1995        1995
                                                           -----------  -----------  ----------- ----------- -----------
                                                                                    (in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........    $103,255      $97,898     $101,197    $100,872    $100,291
        Tax equivalent adjustment.........................       1,289        1,277        1,323       1,033       2,217
                                                              --------     --------     --------    --------    --------
        Net interest income...............................     101,966       96,621       99,874      99,839      98,074
        Provision for credit losses.......................       2,000         -           4,000       5,666       2,373
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      99,966       96,621       95,874      94,173      95,701
        Noninterest income................................      57,384       53,062       49,613      52,142      49,483
        Noninterest expenses..............................     103,023       99,168       99,312      98,373      97,589
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      54,327       50,515       46,175      47,942      47,595
        Income tax expense................................      20,625       17,981       16,106      16,454      16,563
                                                              --------     --------     --------    --------    --------
        Net income........................................     $33,702      $32,534      $30,069     $31,488     $31,032
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955
        Dividends declared on redeemable preferred stock..         101         -             -           -            -

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................  10,420,400   10,212,700   10,531,200  10,336,500   9,791,300
        Loans, net of unearned income.....................   6,365,900    6,018,700    6,173,600   6,065,800   5,858,100
        Deposits..........................................   7,208,400    6,943,200    6,905,200   6,794,700   6,835,300
        Long-term debt....................................     554,700      551,700      514,700     440,500     206,500
        Common stockholder's equity.......................   1,044,800    1,048,300    1,064,100   1,023,900     982,300
        Stockholders' equity..............................   1,189,600    1,193,100    1,208,900   1,168,700   1,127,100

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.29%        1.28%        1.15%       1.21%       1.26%
        Return on average total stockholders' equity......       11.27        10.97        10.00       10.69       10.92
        Return on average common stockholder's equity.....       11.67        11.35        10.25       11.06       11.34
        Average stockholders' equity to average total
          assets..........................................       11.42        11.68        11.48       11.31       11.51
        Capital to risk-adjusted assets:
          Tier 1..........................................       11.94        13.90        13.63       13.77       13.64
          Total...........................................       15.01        17.11        16.78       17.05       16.94
        Tier 1 leverage ratio.............................       10.71        11.19        10.99       10.91       11.21
        Net interest margin...............................        4.36         4.25         4.26        4.24        4.45
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.40         0.44         0.70        0.66        0.40
        Allowance for credit losses to period end loans,
          net of unearned income..........................        2.58         2.72         2.74        2.89        3.02
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.92         0.72         0.73        0.73        0.84

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)


     Acquisitions

          On July 16, 1996, the Corporation acquired 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary was Washington Federal Savings Bank. Under terms of the agreement, the shareholders of 1st Washington received $8.125 in cash per share, for a total purchase price of $83.5 million. On the date of acquisition, the Corporation acquired total assets of $866.2 million which included $325.7 million in loans and $426.3 million in deposits. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 16, 1996.

          On July 1, 1996, the Corporation acquired Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), a Washington, D.C. investment management company. Under terms of the agreement, the principals of Zirkin-Cutler received $4.8 million in cash and 90,000 shares of redeemable preferred stock.
     On the date of acquisition, Zirkin-Cutler had $1.1 billion in assets under investment management. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 1, 1996.


     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended September 30, 1996 of $103.3 million increased $3.0 million (3.0%) when compared to net interest income of $100.3 million for the quarter ended September 30, 1995. The following significant items had a positive impact on net interest income: the 1st Washington acquisition, $4.2 million; a $217.9 million increase in net free funds, $2.4 million; an increase in retail lending during 1996, $1.8 million; the effects of a decline in market interest rates and competitive factors on the Corporation's loan and deposit yields, $1.3 million; and other rate/volume changes, $700 thousand. The Corporation securitized and sold an additional $335 million in bankcard receivables in the second quarter of 1996 which resulted in a $7.4 million negative impact on net interest income. The revenues associated with these receivables were reported in noninterest income as servicing income. The net interest margin for the third quarter of 1996 was 4.36%, compared to 4.45% for the third quarter of 1995. The additional $335 million bankcard receivables securitization and sale resulted in a 15 basis point negative impact on the net interest margin and the 1st Washington acquisition resulted in a 7 basis point negative impact. These declines were partially offset by positive impacts of 10 basis points from the net free funds increase and 3 basis points from other rate/ volume changes.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)


     Net Interest Income and Net Interest Margin (cont'd)

          Net interest income on a fully tax equivalent basis for the nine months ended September 30, 1996 of $302.4 million increased $2.5 million (0.8%) when compared to net interest income of $299.9 million for the nine months ended September 30, 1995. The following significant items had a positive impact on net interest income: the 1st Washington acquisition, $4.2 million; a $217.8 million increase in net free funds, $8.5 million; the Corporation's cobranded credit card program, $3.6 million; an increase in retail lending during 1996, $3.7 million; and other rate/volume changes, $4.0 million. The additional $335 million securitization and sale of bankcard receivables resulted in a $13.3 million decline in net interest income. As noted above, the revenues associated with these receivables were reported in noninterest income as servicing income. The effects of a reduction in market interest rates and competitive factors on the Corporation's loan and deposit yields resulted in an $8.2 million decline in net interest income on a year-to-date basis. The net interest margin for the first nine months of 1996 was 4.29%, compared to 4.56% for the first nine months of 1995. The additional $335 million bankcard receivables securitization and sale resulted in a 10 basis point negative impact on the net interest margin. The effects of the reduction in market interest rates and competitive factors on the Corporation's loan and deposit yields had an 11 basis point negative impact. A change in the investment securities portfolio mix resulted in a 13 basis point decline in the net interest margin and other rate/volume changes resulted in a 5 basis point decline. These declines were partially offset by a 12 basis point positive impact from the net free funds increase.

          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and nine months ended September 30, 1996 and 1995 is presented in Tables 2 and 3.

     Table 2      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)

                                                                       Three months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1996                                  1995
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,706.9        $43.1         6.34%    $2,757.8       $44.8        6.44%
     Loans held-for-sale....................        127.4          2.5         7.70        112.8         2.2        7.72
     Loans, net of unearned income..........      6,365.9        131.1         8.19      5,858.1       130.1        8.81
     Other earning assets...................        226.2          3.1         5.37        207.4         3.1        5.89
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,426.4        179.8         7.59     $8,936.1       180.2        8.00
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........     $6,974.6         76.5         4.36     $6,702.2        79.9        4.73
     Interest rate spread (2)...............                                   3.23                                 3.27
     Interest free sources utilized
       to fund earning assets...............      2,451.8                                2,233.9
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,426.4         76.5         3.23     $8,936.1        79.9        3.55
                                                 ========       ------                  ========      ------
     Net interest income....................                    $103.3                                $100.3
                                                                ======                                ======
     Net interest margin (3)................                                   4.36%                                4.45%
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


     Net Interest Income and Net Interest Margin (cont'd)

     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)


                                                                         Nine months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  1996                                  1995
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,826.9       $133.2         6.29%    $2,555.1      $123.1        6.44%
     Loans held-for-sale....................        117.7          6.6         7.46         79.7         4.9        8.29
     Loans, net of unearned income..........      6,186.7        386.5         8.34      5,716.6       379.6        8.88
     Other earning assets...................        285.1         11.3         5.31        450.1        20.1        5.97
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,416.4        537.6         7.63     $8,801.5       527.7        8.02
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........     $7,011.8        235.2         4.48     $6,614.7       227.8        4.61
     Interest rate spread (2)...............                                   3.15                                 3.41
     Interest free sources utilized
       to fund earning assets...............      2,404.6                                2,186.8
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,416.4        235.2         3.34     $8,801.5       227.8        3.46
                                                 ========       ------                  ========      ------
     Net interest income....................                    $302.4                                $299.9
                                                                ======                                ======
     Net interest margin (3)................                                   4.29%                                4.56%
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


     Provision for Credit Losses

          The provision for credit losses for the third quarter of 1996 was $2.0 million compared to a $2.4 million provision for credit losses in the third quarter of 1995. The provision for credit losses in the third quarter of 1996 included an $11.0 million bankcard provision offset by provision recaptures of $9.1 million at subsidiary banks.
     The provision for credit losses in the third quarter of 1995 included a $6.0 million bankcard provision partially offset by a $3.7 million provision recapture at a subsidiary bank.

         The provision for credit losses for the nine months ended September 30, 1996 totaled $6.0 million, a $4.3 million decrease (41.9%) from the $10.3 million provision recorded in the nine months ended September 30, 1995. The 1996 provision for credit losses included an $18.7 million bankcard provision offset by provision recaptures of $12.9 million at subsidiary banks. The securitization and sale of $335 million in bankcard receivables in the second quarter of 1996 resulted in a reduction in the level of bankcard receivables without a corresponding reduction in the allowance for credit losses. Approximately $17 million of the allowance for credit losses was reallocated from the bankcard receivables sold to the remaining book portfolio in light of increasing delinquency and charge-off trends. The 1995 provision for credit losses included a $16.0 million bankcard provision offset by a $5.7 million provision recapture at a subsidiary bank.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months and nine months ended September 30, 1996 and 1995.


     Table 4                     Noninterest Income
                                                 Three months ended September 30,         Nine months ended September 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                               Percent
                                                                           Change                                Change
                                                    1996        1995      1996/1995        1996        1995     1996/1995
                                                  -------      -------   -----------     -------     -------   -----------
                                                                          (dollars in thousands)
     Service charges on deposit accounts....      $20,376      $18,150         12.3%     $58,791     $53,601         9.7%
     Mortgage banking income................       10,904        4,422        146.6       22,810      11,384       100.4
     Trust and investment advisory fees.....        7,470        5,983         24.9       20,920      16,238        28.8
     Servicing income.......................        7,401        6,397         15.7       19,236      15,174        26.8
     Credit card income.....................        2,056        4,517        (54.5)       8,262      13,312       (37.9)
     Securities gains (losses), net.........         (126)         342       (136.8)         175       2,187       (92.0)
     Other income:
       Customer service fees................        2,030        1,988          2.1        6,001       5,655         6.1
       Trading income.......................        1,234        1,054         17.1        3,466       2,369        46.3
       Security sales and fees..............        1,108        1,028          7.8        3,804       3,528         7.8
       Other................................        4,931        5,602        (12.0)      16,594      20,320       (18.3)
                                                  -------      -------        -----      -------     -------       -----
     Total other income.....................        9,303        9,672         (3.8)      29,865      31,872        (6.3)
                                                  -------      -------        -----     --------    --------       -----
            Total noninterest income........      $57,384      $49,483         16.0%    $160,059    $143,768        11.3%
                                                  =======      =======        =====     ========    ========       =====

          The Corporation's noninterest income for the third quarter of 1996 increased $7.9 million (16.0%) when compared to the third quarter of 1995. Service charges on deposits increased $2.2 million (12.3%) due to increases in service charges on business checking and retail deposit service charges. Mortgage banking income increased $6.5 million (146.6%) as a result of a $7.2 million increase in gains on the sale of servicing primarily due to a $5.5 million gain on the sale of bulk servicing in the third quarter of 1996. Other mortgage banking income increased $1.3 million. These increases were partially offset by $2.0 million in net capitalized mortgage servicing rights income recorded in the third quarter of 1995. Trust and investment advisory fees increased $1.5 million (24.9%) primarily due to increases in custody fees and investment management and advisory fees. The acquisition of Zirkin-Cutler resulted in $608 thousand in investment advisory fees in the third quarter of 1996. Servicing income increased $1.0 million (15.7%) as a result of an increase of $1.6 million in servicing income from securitized bankcard receivables primarily due to the securitization and sale of an additional $335 million in bankcard receivables in April 1996. This increase is partially offset by a $554 thousand increase in the amount of servicing income set aside for credit losses for securitized manufactured housing receivables. Credit card income decreased $2.5 million (54.5%) primarily due to the securitization and sale of an additional $335 million in bankcard receivables which shifted $1.9 million in fee income to servicing income. In addition, credit card income declined because the cost of promotional incentives to new customers on cobranded credit cards exceeded the fee income generated on these credit card relationships in 1996. Securities losses of $126 thousand were recorded in the third quarter of 1996 compared to $342 thousand in securities gains in the third quarter of 1995. Securities sales are discussed in detail under "Changes in Financial Position."

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income (cont'd)

          The Corporation's noninterest income for the first nine months of 1996 increased $16.3 million (11.3%) when compared to the first nine months of 1995. Service charges on deposits increased $5.2 million (9.7%) due to a $3.4 million increase in service charges on business checking and a $2.2 million increase in retail deposit service charges. Mortgage banking income increased $11.4 million (100.4%) as a result of a $13.2 million increase in gains on the sale of servicing primarily due to $9.1 million in gains on the sale of bulk servicing during 1996. These bulk servicing gains resulted from the Corporation's decision to exit the mortgage servicing business which was announced in the first quarter of 1996. The Corporation entered into a subservicing agreement to service the remainder of its mortgage servicing portfolio and to provide interim servicing for future loan originations until the originated mortgage servicing is sold. In addition, mortgage placement fees increased $1.2 million and origination fees and document review fees increased $1.4 million. These increases were partially offset by $3.0 million in net capitalized mortgage servicing rights income recorded in 1995 and an $854 thousand decline in other mortgage banking income. Trust and investment advisory fees increased $4.7 million (28.8%) due to increases in custody fees and investment management and advisory fees. As noted above, the acquisition of Zirkin-Cutler resulted in an additional $608 thousand in investment advisory fees. Servicing income increased $4.1 million (26.8%) primarily as a result of an increase of $2.9 million in servicing income from securitized bankcard receivables primarily due to the securitization and sale of an additional $335 million in bankcard receivables in April 1996.
     In addition, servicing income set aside for credit losses for securitized manufactured housing receivables decreased $1.8 million. Credit card income decreased $5.1 million (37.9%) primarily due to the securitization and sale of an additional $335 million in bankcard receivables which shifted $3.2 million in fee income to servicing income. In addition, credit card income declined because the cost of promotional incentives to new customers on cobranded credit cards exceeded the fee income generated on these credit card relationships in 1996. Securities gains of $175 thousand were recorded in the first nine months of 1996 compared to $2.2 million in securities gains in the first nine months of 1995. Securities sales are discussed in detail under "Changes in Financial Position." Trading income increased $1.1 million (46.3%). Other income decreased $3.7 million (18.3%) primarily due to the following income recorded in the first nine months of 1995: $875 thousand in nonaccrual fee and interest payments on two loans, $743 thousand in loan funds received in excess of book value, $675 thousand from an other real estate owned property, $493 thousand from the sale of stock received in partial satisfaction of a loan obligation and a $493 thousand leasing gain on the sale of an airplane.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expenses for the three months and nine months ended September 30, 1996 and 1995.


     Table 5                        Noninterest Expenses
                                                 Three months ended September 30,         Nine months ended September 30,
                                                ----------------------------------      ----------------------------------
                                                                           Percent                              Percent
                                                                           Change                                Change
                                                    1996         1995     1996/1995        1996       1995      1996/1995
                                                  -------      -------   -----------     -------     -------   -----------
                                                                         (dollars in thousands)
     Salaries and wages.....................      $47,325      $43,794          8.1%    $134,458    $128,244         4.8%
     Other personnel costs..................        9,691       10,676         (9.2)      34,664      31,256        10.9
     Occupancy costs.......................         8,511        8,633         (1.4)      23,683      23,938        (1.1)
     Equipment costs........................        8,103        7,426          9.1       24,474      22,547         8.5
     Other operating expenses:
       External services....................        6,884        5,277         30.5       18,916      15,168        24.7
       Postage and communications...........        4,255        3,855         10.4       12,412      10,939        13.5
       Advertising..........................        4,095        2,978         37.5       11,486      11,642        (1.3)
       Professional service fees............        2,091        1,590         31.5        6,545       4,974        31.6
       Lending and collection...............        1,449        2,035        (28.8)       5,017       4,783         4.9
       Examinations and assessments.........        1,122        1,710        (34.4)       2,871       9,555       (70.0)
       Other................................        9,497        9,615         (1.2)      26,977      27,305        (1.2)
                                                  -------      -------        -----      -------     -------       -----
         Total other operating expenses.....       29,393       27,060          8.6       84,224      84,366        (0.2)
                                                 --------      -------        -----     --------    --------       -----
             Total noninterest expenses.....     $103,023      $97,589          5.6%    $301,503    $290,351         3.8%
                                                 ========      =======        =====     ========    ========       =====

          The Corporation's noninterest expenses for the third quarter of 1996 increased $5.4 million (5.6%) when compared to the third quarter of 1995. Salaries and wages increased $3.5 million (8.1%) primarily due to approximately $2.2 million in additional salaries and wages as a result of the 1st Washington acquisition and a $950 thousand increase in regular salary expense. Other personnel costs decreased $985 thousand (9.2%) primarily due to a decrease in healthcare costs of $1.6 million. This decrease was partially offset by pension settlement costs of $976 thousand related to executive retirements in the third quarter of 1996. Equipment costs increased $677 thousand (9.1%) due to higher maintenance and depreciation expenses. External services increased $1.6 million (30.5%) primarily as a result of higher servicing costs associated with growth in the bankcard receivables portfolio and outsourced processing associated with a government automated tax payment program. Advertising expenses increased $1.1 million (37.5%).

          The Corporation's noninterest expenses for the first nine months of 1996 increased $11.2 million (3.8%) when compared to the first nine months of 1995. Salaries and wages increased $6.2 million (4.8%) primarily due to a $2.4 million increase in regular salary expense and the impact of the 1st Washington acquisition of approximately
     $2.2 million in salaries and wages. In addition, overtime and temporary help expenses increased $1.0 million and severance expenses increased $940 thousand. Other personnel costs increased $3.4 million (10.9%) primarily as a result of a $2.9 million increase in employee retirement expenses which included $2.0 million in pension settlement costs related to executive retirements in 1996, an $810 thousand increase in payroll taxes and a $788 thousand increase in relocation and recruiting expenses. Partially offsetting these increases was a $969 thousand decline in healthcare costs. Equipment costs increased $1.9 million (8.5%) primarily due to higher maintenance and depreciation expenses in 1996. External services increased $3.7 million (24.7%) primarily as a result of higher servicing costs associated with growth in the bankcard receivables portfolio and outsourced processing associated with a government automated tax payment program. Postage and communications increased $1.5 million (13.5%) primarily due to higher communications expense in 1996. Professional service fees increased $1.6 million (31.6%) due to an increase in consulting fees. Examinations and assessments decreased $6.7 million (70.0%) as a result of a reduction in the Federal Deposit Insurance Corporation assessment rate partially offset by a $1.2 million Savings Association Insurance Fund special assessment on the Corporation's OAKAR deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale increased $7.7 million from December 31, 1995 to September 30, 1996. This increase is primarily due to $15.1 billion in purchases in the first nine months of 1996 which included the following: $14.4 billion in U.S. Treasury and U.S. Government Agencies securities; $305.8 million in mortgage-backed obligations ("MBS's"); $214.9 million collateralized mortgage obligations ("CMO's"); $174.9 million in other debt securities; $9.1 million in obligations of state and political subdivisions and $3.5 million in equity securities. In addition, the acquisition of 1st Washington resulted in an additional $453.8 million of investment securities available-for-sale. These increases are partially offset by paydowns, maturities and/or calls of $14.4 billion in the first nine months of 1996. In addition, the following significant sales were recorded during 1996.
     In the first quarter of 1996, $109.8 million in U.S. Treasury securities were sold, resulting in losses of $555 thousand and $241.0 million in MBS's were sold, resulting in losses of $48 thousand. In the second quarter of 1996, $330.3 million in U.S. Treasury securities were sold, resulting in losses of $34 thousand; $83.5 million in MBS's were sold, resulting in gains of $982 thousand and $8.7 million in CMO's were sold, resulting in losses of $54 thousand. In the third quarter of 1996, $125.6 million in U.S. Treasury securities were sold, resulting in losses of $1.1 million; $98.1 million in MBS's were sold, resulting in gains of $308 thousand and $89.1 million in CMO's were sold, resulting in $543 thousand in gains. The fair value of the available-for-sale portfolio at September 30, 1996 was $4.6 million below the amortized cost compared to a fair value at December 31, 1995 which was $39.6 million above the amortized cost. This change in the fair value resulted in a $27.5 million net adjustment to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 6 provides information on the gross unrealized gains and losses of the available-for-sale portfolio at September 30, 1996.

          The amortized cost and fair values of the available-for-sale securities at September 30, 1996 are shown in the following table.


     Table 6                    Available-for-Sale Portfolio
                                                                            September 30, 1996
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $827,644       $1,799      ($9,814)   $819,629
     Mortgage-backed obligations..........................   1,205,134        4,428      (19,089)  1,190,473
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     328,578        4,414       (1,637)    331,355
        Privately issued..................................     224,947          712         (737)    224,922
     Obligations of states and political
        subdivisions......................................      87,702        4,956         (335)     92,323
     Other debt securities................................      83,212          466            -      83,678
     Equity securities....................................      49,116       10,228          (30)     59,314
                                                            ----------    ---------    ---------  ----------
           Total..........................................  $2,806,333      $27,003     ($31,642) $2,801,694
                                                            ==========    =========    =========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income increased from $6.1 billion at December 31, 1995 to $6.6 billion at September 30, 1996. The $476.3 million (7.8%) increase was primarily due to the acquisition of 1st Washington and its wholly owned subsidiaries effective July 16, 1996 which included $325.7 million in loan outstandings. The majority of the acquired loans were real estate secured including residential mortgages of $193.3 million, commercial mortgages of $80.7 million and construction loans of $32.2 million. Excluding the impact of the 1st Washington acquisition, based on outstandings as of the date of acquisition, total loans of the Corporation increased $150.6 million or 2.5% in the nine months ended September 30, 1996.

          On April 23, 1996, $500 million in bankcard receivables were securitized and sold including $165 million from a prior securitization. Excluding the net impact of the additional $335 million in securitized bankcard receivables, total loans increased $811.3 million or 13.2% for the nine months ended September 30, 1996. Excluding the impact of both the 1st Washington acquisition and the April bankcard securitization, total loans increased $485.6 million or 7.9% for the nine months ended September 30, 1996.

          Commercial loans decreased $10.5 million (0.6%) from December 31, 1995 to September 30, 1996. Month-end balances can show large fluctuations due to the transactional nature of large corporate customers that borrow for short periods of time under revolving facilities. Specialized sectors including Communications and Healthcare lending offer favorable financing opportunities for the Corporation.

          Commercial real estate loans, which include both construction and commercial mortgages, increased $153.2 million (12.1%) from December 31, 1995 to September 30, 1996. Approximately 73.7% or $112.9 million of the growth year-to-date was due to the 1st Washington acquisition. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 8 and 9.

          Residential mortgages increased $187.6 million (28.8%) from December 31, 1995 to September 30, 1996. Excluding the impact of the 1st Washington acquisition, based on outstandings as of the date of acquisition, residential loans declined $5.7 million or 0.9% since December 31, 1995. The Corporation originates residential mortgages primarily for sale in the secondary market. Originations for the Corporation's permanent portfolio are principally low income housing and adjustable rate products.

          Retail loans increased $241.2 million (21.9%) from December 31, 1995 to September 30, 1996. Retail loan growth resulted primarily from two major marketing campaigns for home equity credit products and other consumer loan products.

          Bankcard outstandings decreased $186.5 million (28.5%) since December 31, 1995. If the impact of the April 23, 1996 securitization is excluded, bankcard outstandings grew by $148.5 million (22.7%) since December 31, 1995.

          Leases receivable increased $65.0 million (19.4%) since December 31, 1995. Approximately 81.6% of the growth occurred in commercial leases with the remainder in retail leases.

          Foreign loans increased $26.3 million (7.8%) from December 31, 1995 to September 30, 1996. The growth occurred in loans to customers within the shipping industry.

          The Corporation monitors exposure based on industry classifications and established limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 7.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 7              Loan Portfolio Distribution by Industry Classification
                                                                             September 30, 1996
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
        Transportation (1)................................    $508,010      $35,334     $543,344      $  -
        Communications (2)................................     374,072      134,069      508,141       2,309
        Healthcare (3)....................................     355,415      115,082      470,497         172

     ----------------
     (1)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
     (2)  Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.
     (3)  Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.

     Table 8              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                           September 30, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $93,195     $301,945         $331        $274
     Industrial warehouse.................................      54,799      173,157        6,803          -
     Retail...............................................      47,889      164,456        2,204       4,116
     Hospitals/nursing home...............................      13,014      118,173          -            -
     Hotels/motels........................................         193       62,782          -            -
     Commercial land......................................      29,504          654          916       4,793
     Special purpose......................................       4,511       87,626        1,498          -
     Apartments...........................................      28,466       59,323        5,822          -
     Mixed use............................................         -         44,396          -            -
     Residential land.....................................      16,779          237          550       1,630
     Other land-farm/recreational.........................         -          7,116          511          -
     Residential properties for resale....................      24,018          787        2,480          -
     Miscellaneous........................................       1,657       84,298          145          -
                                                             ---------   ----------    ---------   ---------
           Total..........................................    $314,025   $1,104,950      $21,260     $10,813
                                                             =========   ==========    =========   =========

     Table 9              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                           September 30, 1996
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $246,285     $718,669       $6,117      $5,825
     Pennsylvania.........................................      12,968      160,131        2,530       1,825
     Virginia.............................................      24,790       71,718       11,741       2,389
     Washington, D.C......................................      16,265       47,208          812         274
     Florida..............................................       1,573       32,258          -           500
     New Jersey...........................................         -         36,263          -            -
     Delaware.............................................       5,069        9,023          -            -
     All other............................................       7,075       29,680           60          -
                                                             ---------   ----------    ---------   ---------
           Total..........................................    $314,025   $1,104,950      $21,260     $10,813
                                                             =========   ==========    =========   =========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $60.8 million at September 30, 1996, an increase of $16.0 million when compared to nonperforming assets of $44.8 million at December 31, 1995. The acquisition of 1st Washington resulted in an additional $17.5 million in nonperforming assets which included $16.4 million in nonaccrual real estate loans and $1.1 million in other real estate owned. In addition to the 1st Washington non-performing assets, there were $15.6 million in loans transferred to nonaccrual status. These increases were partially offset by the following decreases in nonperforming assets in the nine months ended September 30, 1996: paydowns of $12.0 million, other real estate owned sales of $2.0 million, charge-offs of $1.6 million and loans reclassified to accrual status of $1.5 million. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. Loans returned to accrual status were residential loans which met the regulatory tests for return to accrual status. The most significant charge-off was $1.0 million on a nonaccrual construction loan. Information on the Corporation's impaired loans is included in Note 5 of the Notes to the Consolidated Financial Statements.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.



     Table 10                          Nonperforming Assets

                                                          September 30, December 31, September 30,
                                                               1996         1995         1995
                                                          ------------- ------------ -------------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $15,074      $16,587      $16,743
       Real estate, construction..........................       3,894        1,125        1,254
       Real estate mortgage, commercial...................      17,366        4,785        5,861
       Real estate mortgage, residential..................       7,992        6,375        5,364
     Foreign..............................................       3,800        4,321        9,703
                                                              --------     --------     --------
           Total nonaccrual loans.........................      48,126       33,193       38,925
                                                              --------     --------     --------
     Restructured loans...................................         131          143          437
     Other assets owned:
       Other real estate..................................      12,120       11,546       11,153
       Valuation reserves.................................        (324)        (295)        (345)
       Other assets.......................................         705          250          300
                                                              --------     --------     --------
           Total other assets owned.......................      12,501       11,501       11,108
                                                              --------     --------     --------
       Total nonperforming assets.........................     $60,758      $44,837      $50,470
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.92%        0.73%        0.84%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $16,734      $18,808      $12,932
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table details certain information relating to the allowance for credit losses of the Corporation for the nine months ended September 30, 1996 and September 30, 1995, respectively. The
     1st Washington acquisition resulted in an additional $10.6 million allowance for credit losses for loans which were acquired.


     Table 11                 Analysis of the Allowance for Credit Losses


                                                          Nine months ended September 30,
                                                          -------------------------------
                                                               1996         1995
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $177,621     $191,024
     Provision for credit losses..........................       6,000       10,334
     Losses charged off:
         Commercial loans.................................      (1,265)        (284)
         Real estate loans, construction..................      (1,016)        (635)
         Real estate loans, mortgage:
           Residential....................................        (106)        (110)
           Commercial.....................................        (107)        (582)
         Retail...........................................      (4,150)      (2,160)
         Bankcard receivables.............................     (22,676)     (20,721)
         Leases receivable................................         (73)         (28)
         Foreign..........................................         -         (1,763)
                                                              --------     --------
           Total losses charged off.......................     (29,393)     (26,283)

     Recoveries of losses previously charged off:
         Commercial loans.................................       1,528          665
         Real estate loans, construction..................         265          103
         Real estate loans, mortgage:
           Residential....................................           6           26
           Commercial.....................................           6          337
         Retail...........................................       1,576        1,754
         Bankcard receivables.............................       2,196        3,844
         Leases receivable................................          82          170
                                                              --------     --------
           Total recoveries...............................       5,659        6,899
     Net losses charged off...............................     (23,734)     (19,384)
     Allowance on acquired loans..........................      10,642         -
                                                              --------     --------
     Total allowance at September 30......................    $170,529     $181,974
                                                              ========     ========

     Average loans, net of average unearned income........  $6,186,704   $5,716,645
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $6,615,161   $6,025,797
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.51%        0.45%

     Allowance as a percentage of period end loans, net
        of unearned income................................        2.58         3.02

     Allowance as a percentage of nonperforming loans.....      353.38       462.31

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits increased $455.2 million (6.5%) from December 31, 1995 to September 30, 1996. Core deposits totaled $6.8 billion at September 30, 1996, an increase of $413.2 million (6.5%) from core deposits of $6.4 billion at December 31, 1995. Purchased deposits, which include large denomination time and foreign time deposits increased $42.0 million. These increases are primarily the result of the acquisition of 1st Washington which included $426.3 million in deposits: $413.3 million in core deposits and $13.0 million in large denomination time deposits. The acquired core deposits on July 16, 1996 included $14.3 million in commercial noninterest bearing demand deposits, $48.3 million in retail interest bearing demand deposits, $53.5 million in retail money market deposits, $58.0 in retail savings deposits and $239.2 million in retail certificates of deposit.

          In addition, money market deposits increased $470.1 million primarily offset by a decrease in interest bearing demand deposits of $410.5 million. During the first quarter of 1996, the Corporation introduced a new sweep product which resulted in a decrease in interest bearing demand deposits with an offsetting increase in money market deposits. This shift in deposits resulted in a reduction in the level of required reserves that the Corporation must maintain in cash and noninterest earning balances with the Federal Reserve Bank.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at September 30, 1996, December 31, 1995 and September 30,
     1995, based upon the capital requirements of the Federal Reserve Board.


     Table 12                       Capital Components
                                                                       September 30, December 31, September 30,
                                                                            1996         1995         1995
                                                                       ------------ ------------- -------------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................   1,058,331    1,038,722     993,412
     Disallowed intangibles............................................     (98,504)     (37,178)    (38,136)
     Net unrealized (gains) losses on investment securities available-
        for-sale (1)...................................................       3,100      (24,414)     (7,637)
                                                                          ---------    ---------   ---------
     Tier 1 capital....................................................   1,107,779    1,121,982   1,092,491
                                                                          ---------    ---------   ---------
     Qualifying long-term debt.........................................      99,755      103,721     103,710
     Intermediate preferred stock......................................       9,000         -            -
     Allowance for credit losses (2)...................................     116,662      102,754     101,146
     Mandatory convertible securities..................................      59,975       59,969      59,966
                                                                          ---------    ---------   ---------
     Tier 2 capital....................................................     285,392      266,444     264,822
                                                                         ----------   ----------  ----------
     Total capital.....................................................  $1,393,171   $1,388,426  $1,357,313
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $9,279,066   $8,145,412  $8,010,869
                                                                        ===========  ===========  ==========
     Average quarterly assets (regulatory guidelines).................. $10,438,200  $10,316,684  $9,783,313
                                                                        ===========  ===========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       11.94%       13.77%      13.64%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       15.01        17.05       16.94
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       10.71        10.91       11.21

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 capital decreased $14.2 million when September 30, 1996 is compared to December 31, 1995 and total capital increased $4.7 million during this same period. Net income of $96.3 million was partially offset by $40.0 million and $9.0 million in dividends declared on common stock and preferred stock, respectively, in the first nine months of 1996. Tier 1 capital declined due to additional disallowed goodwill at September 30, 1996 from the acquisitions of 1st Washington and Zirkin-Cutler. Tier 2 capital was positively impacted by the issuance of $9.0 million in intermediate preferred stock in the third quarter of 1996. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

     PAGE 34

     Table 13
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                          Three months ended September 30, 1996
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $649.4      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         0.4            -         2.79
       Trading account securities.........................         1.7            -         5.59
       Funds sold.........................................       224.1          3.1         5.38
     Investment securities available-for-sale:
       Taxable securities.................................     2,568.2         40.3         6.25
       Tax-exempt securities (1)..........................        94.5          2.3         9.84
       Equity investments.................................        44.2          0.5         4.08
                                                             ---------     --------
          Total securities available-for-sale (2).........     2,706.9         43.1         6.34
     Loans held-for-sale..................................       127.4          2.5         7.70
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,740.9         33.8         7.72
       Real estate, construction..........................       300.7          6.7         8.84
       Real estate mortgage, commercial...................     1,051.9         23.7         8.96
       Real estate mortgage, residential..................       803.8         14.6         7.22
       Retail.............................................     1,309.0         27.4         8.34
       Bankcard...........................................       434.5         13.1        12.02
       Leases receivable..................................       379.7          5.3         5.53
       Foreign............................................       345.4          6.5         7.49
                                                             ---------     --------
            Total loans, net of unearned income...........     6,365.9        131.1         8.19
        Allowance for credit losses.......................      (169.0)           -            -
                                                             ---------
          Loans, net......................................     6,196.9            -            -
     Other assets.........................................       513.6            -            -
                                                             ---------     --------
          Total assets/interest income....................   $10,420.4       $179.8
                                                             =========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,976.2      $     -           - %
                                                             ---------
       Interest bearing demand............................       118.8          0.8         2.58
       Money market accounts..............................     1,621.7         12.0         2.94
       Savings...........................................      1,071.9          6.7         2.48
       Other consumer time................................     1,753.9         23.1         5.25
       Large denomination time............................       540.2          7.5         5.52
     Deposits in foreign banking offices..................       125.7          1.6         5.27
                                                             ---------     --------
          Total interest bearing deposits.................     5,232.2         51.7         3.93
                                                             ---------     --------
          Total deposits..................................     7,208.4            -            -
     Funds purchased......................................       666.8          8.7         5.18
     Other borrowed funds, short-term.....................       520.9          6.6         5.08
     Other liabilities....................................       271.0            -            -
     Long-term debt.......................................       554.7          9.5         6.78
     Redeemable preferred stock...........................         9.0            -            -
     Stockholders' equity.................................     1,189.6            -            -
                                                             ---------     --------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,420.4        $76.5
                                                             =========     ========

     Earning assets/interest income.......................    $9,426.4       $179.8         7.59%
     Interest bearing liabilities/interest expense........     6,974.6         76.5         4.36
     Earning assets/interest expense......................     9,426.4         76.5         3.23

     Interest rate spread (4).............................                                  3.23%
                                                                                           =====
     Net interest margin (5)..............................                                  4.36%
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

     PAGE 35

     Table 14
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                           Nine months ended September 30, 1996
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $655.2      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         4.7          0.2         5.57
       Trading account securities.........................         1.7          0.1         5.87
       Funds sold.........................................       278.7         11.0         5.30
     Investment securities available-for-sale:
       Taxable securities.................................     2,694.2        125.0         6.20
       Tax-exempt securities (1)..........................        95.0          7.1        10.01
       Equity investments.................................        37.7          1.1         3.66
                                                             ---------     --------
          Total securities available-for-sale (2).........     2,826.9        133.2         6.29
     Loans held-for-sale..................................       117.7          6.6         7.46
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,793.0        103.6         7.72
       Real estate, construction..........................       288.5         19.1         8.84
       Real estate mortgage, commercial...................       996.8         66.4         8.89
       Real estate mortgage, residential..................       687.0         37.9         7.36
       Retail.............................................     1,205.6         75.6         8.38
       Bankcard...........................................       511.7         49.5        12.94
       Leases receivable..................................       354.7         14.7         5.55
       Foreign............................................       349.4         19.7         7.53
                                                             ---------     --------
            Total loans, net of unearned income...........     6,186.7        386.5         8.34
        Allowance for credit losses.......................      (169.9)           -            -
                                                             ---------
          Loans, net......................................     6,016.8            -            -
     Other assets.........................................       486.5            -            -
                                                             ---------     --------
          Total assets/interest income....................   $10,388.2       $537.6
                                                             =========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $1,944.0      $     -           - %
                                                             ---------
       Interest bearing demand............................       117.1          2.2         2.55
       Money market accounts..............................     1,586.4         36.0         3.03
       Savings...........................................      1,049.9         20.7         2.63
       Other consumer time................................     1,653.5         66.0         5.33
       Large denomination time............................       538.7         22.6         5.61
     Deposits in foreign banking offices..................       130.0          5.2         5.36
                                                             ---------     --------
          Total interest bearing deposits.................     5,075.6        152.7         4.02
                                                             ---------     --------
          Total deposits..................................     7,019.6            -            -
     Funds purchased......................................       735.3         28.6         5.19
     Other borrowed funds, short-term.....................       660.5         26.1         5.29
     Other liabilities....................................       232.2            -            -
     Long-term debt.......................................       540.4         27.8         6.87
     Redeemable preferred stock...........................         3.0            -            -
     Stockholders' equity.................................     1,197.2            -            -
                                                             ---------     --------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,388.2       $235.2
                                                             =========     ========

     Earning assets/interest income.......................    $9,416.4       $537.6         7.63%
     Interest bearing liabilities/interest expense........     7,011.8        235.2         4.48
     Earning assets/interest expense......................     9,416.4        235.2         3.34

     Interest rate spread (4).............................                                  3.15%
                                                                                           =====
     Net interest margin (5)..............................                                  4.29%
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

                            Part II - Other Information


     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1996.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     November 14, 1996                   BY /s/ Jerome W. Evans
                                         ----------------------------
                                         Jerome W. Evans
                                         Executive Vice President and
                                           Chief Financial Officer


     November 14, 1996                   BY /s/ Robert L. Carpenter, Jr.
                                         -------------------------------
                                         Robert L. Carpenter, Jr.
                                         Senior Vice President and
                                           Chief Accounting Officer