Form 10-K405
period 1996-12-31
FIRST MARYLAND BANCORP
filed 1997-03-26
CIK 36510

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1996

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                         Commission file number 1-7273

                               ----------------

                 [LOGO OF FIRST MARYLAND BANCORP APPEARS HERE]

            (Exact name of registrant as specified in its charter)

             MARYLAND                                 52-0981378
   (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or                       Identification No.)
           organization)

      FIRST MARYLAND BUILDING                             21201
      25 SOUTH CHARLES STREET                         (zip code)
        BALTIMORE, MARYLAND
       (Address of principal
        executive offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days. Yes  [X]   No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value as of March 10, 1997, of voting stock held by non-affiliates (comprised of 6,000,000 shares of the registrant's 7.875% Noncumulative Preferred Stock, Series A) was $157,500,000.

  ALL 594,480,215 OUTSTANDING SHARES OF COMMON STOCK, $ 1/7 PAR VALUE, OF THE
             REGISTRANT ARE OWNED BY ALLIED IRISH BANKS, P.L.C.,
                         AN IRISH BANKING CORPORATION.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive Information Statement filed March 26, 1997 are incorporated herein by reference in response to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
 Item  1-- Business.....................................................     1
 Item  2-- Properties...................................................     8
 Item  3-- Legal Proceedings............................................     8
 Item  4-- Submission of Matters to a Vote of Security Holders..........     8
                                    PART II
 Item  5-- Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................     9
 Item  6-- Selected Consolidated Financial Data.........................    10
 Item  7-- Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    11
 Item  8-- Financial Statements and Supplementary Data:
           First Maryland Bancorp and Subsidiaries:
           Consolidated Statements of Income............................    38
           Consolidated Statements of Condition.........................    39
           Consolidated Statements of Changes in Stockholders' Equity...    40
           Consolidated Statements of Cash Flows........................    41
           Notes to Consolidated Financial Statements...................    42
           Management's Report on Responsibility for Financial
            Reporting...................................................    79
           Independent Auditors' Report.................................    80
 Item  9-- Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    82
                                   PART III
 Item 10-- Directors and Executive Officers of the Registrant(1)
 Item 11-- Executive Compensation(1)
 Item 12-- Security Ownership of Certain Beneficial Owners and
            Management(1)
 Item 13-- Certain Relationships and Related Transactions(1)
                                    PART IV
 Item 14-- Exhibits, Financial Statement Schedules, and Reports on Form
            8-K:
           Financial Statement Schedules................................    82
           Exhibits.....................................................    82
           Reports on Form 8-K..........................................    83
 Signatures..............................................................   84

--------
(1) Incorporated by reference to portions of the Registrant's definitive Information Statement filed March 26, 1997.

                                    PART I

ITEM 1. BUSINESS

  First Maryland Bancorp (the "Corporation") is a Maryland corporation incorporated in 1973 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1996, the Corporation had consolidated total assets of $10.8 billion, total deposits of $7.5 billion, and total stockholders' equity of $1.2 billion. Its principal subsidiaries are The First National Bank of Maryland ("First National"), First Omni Bank, N. A. ("First Omni") and The York Bank and Trust Company ("York Bank"). These banks provide comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The assets of these banks at December 31, 1996 accounted for approximately 96% of the Corporation's consolidated total assets and the banks contributed approximately 86%, 89% and 93% to the consolidated net income of the Corporation for each of the three years ended December 31, 1996, 1995 and 1994, respectively.

  First National, the Corporation's largest subsidiary, is a national banking association chartered under the laws of the United States. It commenced operations in Baltimore, Maryland on July 10, 1865 and is the successor to a Maryland banking institution founded in 1806. At December 31, 1996, First National was the second largest commercial bank headquartered in Maryland in terms of assets, loans and deposits, with assets of $8.9 billion, net loans of $5.3 billion, and deposits of $6.8 billion. Its assets at such date comprised approximately 82% of the consolidated assets of the Corporation. Including its main office, First National operates 216 banking facilities in Maryland, the District of Columbia and Virginia, including 159 full service offices, and loan production offices in Washington, D.C., Easton, Maryland, and York, Pennsylvania. It conducts international activities at its Baltimore headquarters, a Cayman Islands branch and a representative office in London, and maintains correspondent accounts with approximately 55 foreign banks. It offers investment, foreign exchange and securities brokerage services, operates a brokerage subsidiary and acts as investment adviser to the ARK Funds, a family of proprietary mutual funds.

  York Bank was acquired by the Corporation on December 31, 1991. It is a Pennsylvania chartered commercial bank organized in 1960 as the product of a consolidation of two banks chartered in 1810 and 1890. At December 31, 1996, York Bank had assets of $1.1 billion, net loans of $698.1 million, deposits of $844.6 million. York Bank operates 37 banking facilities including 35 full service offices in south central Pennsylvania and a loan production office in Lancaster County, Pennsylvania. It is the largest banking institution headquartered in York County, Pennsylvania, a market contiguous with First National's principal market.

  First Omni is a national banking subsidiary of the Corporation headquartered in Millsboro, Delaware and conducts retail bankcard services. It offers MasterCard(R) and VISA(R) bankcards both directly and as agent for other banks. On April 23, 1996, First Omni securitized and sold an additional $335 million in bankcard loans. At December 31, 1996, First Omni managed bankcard loans of $1.1 billion (including $500 million of securitized bankcard loans).

  The Corporation operates various other subsidiaries, including First National Mortgage Corporation, a mortgage banking company which originates and sells residential mortgage loans through its network of 20 offices in Maryland, Virginia, Delaware, Pennsylvania, North Carolina, Kentucky, Tennessee, and Mississippi; First Maryland Leasecorp, a commercial finance company specializing in equipment financing; and First Maryland Mortgage Corporation, a commercial real estate lender.

  Allied Irish Banks, p.l.c. ("AIB") is an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. In December 1983, AIB acquired 43% of the outstanding shares of the Corporation. On March 21, 1989, AIB increased its investment to 100% of the voting stock of the Corporation, thereby furthering its strategic objective of increasing the geographic diversification of its investments and operations. AIB is a registered bank holding company under the Bank Holding Company Act and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1996. Based upon United States generally accepted accounting principles at December 31, 1996, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $43.7 billion at December 31, 1996. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States and the United Kingdom.

ACQUISITION OF DAUPHIN DEPOSIT CORPORATION

  General. On January 21, 1997, the Corporation, AIB and Dauphin Deposit Corporation ("Dauphin") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Dauphin will merge with and into the Corporation ("the Merger"). Dauphin shareholders will receive cash and AIB American Depository Shares ("AIB ADSs") with an aggregate value of approximately $1.36 billion based upon the market price of AIB ADSs on January 21, 1997. Dauphin and its bank and nonbank subsidiaries provide corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions, primarily in south-central Pennsylvania. At December 31, 1996, Dauphin had consolidated total assets of $5.9 billion, total deposits of $4.0 billion, and total stockholders' equity of $570.4 million.

  In connection with the Merger Agreement, Dauphin and AIB entered into a Stock Option Agreement, dated January 21, 1997, pursuant to which Dauphin granted to AIB an option to acquire up to 6,112,088 shares of Dauphin Deposit Corporation ("DDC") Common Stock at an exercise price of $33.1875 per share. The purpose of the option agreement is to increase the likelihood that the Merger will be completed as contemplated by the Merger Agreement.

  The Merger Agreement. Under the Merger Agreement, (i) Dauphin will merge with and into First Maryland and (ii) shareholders of Dauphin will receive either (a) $43.00 per share of DDC Common Stock in cash or (b) that number (the "Exchange Ratio") of AIB ADSs having a Closing Market Price (as defined below) of $43.00, at each holder's election, but subject to certain limitations described below.

  If the Closing Market Price of an AIB ADS shortly before the Effective Time is below $37.00, then the Exchange Ratio will equal 1.1620, and if the Closing Market Price is more than $43.00, then the Exchange Ratio will be 1.0000. If the market price of an AIB ADS as measured during a period shortly before Effective Time is below $32.00, then Dauphin has the right to terminate the Merger Agreement unless AIB adjusts the Exchange Ratio such that the value of the AIB ADSs to be received by holders of DDC Common Stock is not less than $37.19. "Closing Market Price" means that the average closing price of the AIB ADSs on the New York Stock Exchange for the ten New York Stock Exchange trading days ending on the fifth business day prior to the closing date of the Merger.

  At least 51% of the outstanding shares of DDC Common Stock must be converted into AIB ADSs. If an insufficient number of Dauphin shareholders elect to receive AIB ADSs, then a shareholder who elects to receive all cash may have some or all of his shares converted into AIB ADSs. A shareholder who makes no election may receive cash or AIB ADSs, at the discretion of AIB.

  Consummation of the Merger is subject to the terms and conditions contained in the Merger Agreement, including the receipt of approval of the Merger by the shareholders of Dauphin and of AIB, registration of the AIB ADSs to be issued in the Merger under the Securities Act of 1933, as amended (the "Securities Act") and applicable state securities laws, the receipt of certain U.S. and Irish regulatory approvals, and the receipt of a favorable legal opinion with respect to the tax consequences of the transactions contemplated by the Merger. It is anticipated that the Merger will be consummated during the third quarter of 1997.

  During an approximately 18 to 24-month period following consummation of the Merger, the business of Dauphin and its principal subsidiary, Dauphin Deposit Bank and Trust Company, will be integrated into the business of First Maryland.

  Of the total merger consideration of $1.36 billion, $937 million in cash will be paid by First Maryland to the Dauphin shareholders who elect to receive cash and to AIB for use of AIB ADSs. These funds will be provided by liquidation of current assets, dividends from subsidiaries (including potential dividends from Dauphin), and the issuance of subordinated debt and capital securities. The remaining $420 million will be funded by AIB.

COMPETITION

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws enacted in 1994 or that may be in effect or enacted in the future. Federal law now provides, among other things, that: (1) bank holding companies may (subject to certain conditions) acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; (2) effective June 1, 1997 (sooner if both states opt-in to interstate branching), banks will be permitted to merge across state lines provided neither state has opted-out of interstate branching; and (3) a bank in one state may establish a denovo branch in another state provided that the other state's laws permit the establishment of the branch. Maryland, Virginia, the District of Columbia and Pennsylvania have opted in to interstate acquisitions, mergers and denovo branching and Delaware has opted into interstate acquisitions and mergers. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

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

 The Banks

  First National and First Omni (the "National Banks" and together with York Bank, the "Banks"), as national banking associations, are subject to the supervision of, and regulation and examination by the Comptroller of the Currency of the United States (the "Comptroller"). York Bank, a Pennsylvania state chartered bank, is supervised, regulated and examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions. Commencing June 1, 1997 (or sooner if permitted by applicable state laws), banks will be permitted to merge across state lines (thereby creating interstate branch networks), provided that neither the state in which the surviving bank maintains its main office nor the state in which the acquired bank maintains its main office opt-out of interstate branching before June 1, 1997.

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

 Dividends

  The Corporation is a legal entity separate and distinct from the Banks and its other subsidiaries, although the principal source of the Corporation's cash revenues is dividends from the Banks. Various Federal (and in the case of York Bank), state laws and regulations limit the amount of dividends the Banks can pay to the Corporation without regulatory approval.

  The approval of the Comptroller is required for any dividend by a national bank if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the Comptroller, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. In addition, the "prompt corrective action" provisions of FDICIA (see discussion entitled "FDICIA" below) prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized." Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 1997, none of the retained earnings of the National Banks was available to pay dividends to the Corporation.

  Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required. At January 1, 1997, $2.7 million of the retained earnings of York Bank was available to pay dividends to the Corporation.

  The Federal Reserve Board and the Comptroller also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the Comptroller's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the Comptroller to be such an unsafe or unsound practice. The Comptroller has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1997 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

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

 Capital Requirements

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1996, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualify as Tier 2 capital are limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Corporation's national and state chartered banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by the Comptroller and the FDIC, respectively. On December 31, 1996, the Corporation had a Tier 1 capital to risk adjusted assets ratio of 14.12%, a total (Tier 1 plus Tier 2) capital ratio of 17.20%, and a leverage ratio of 12.18%.

  Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver by the appropriate federal regulatory authority.

  The federal bank regulatory agencies have revised their capital adequacy guidelines (the "guidelines") to provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. As amended, the guidelines explicitly provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor to be considered in evaluating capital adequacy. In December 1996, the same agencies issued a joint policy statement that provides guidance to banks on prudent interest rate risk management and reiterates the agencies' view that "effective interest rate risk management is an essential component of safe and sound banking practices."

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

  Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution is placed in one of the following capital categories: (i) well capitalized (a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (ii) adequately capitalized (a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%); (iii) undercapitalized (a total risk-based capital ratio of under 8% or a Tier 1 risk-based ratio under 4% or a leverage ratio under 4%); (iv) significantly undercapitalized (a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (v) critically undercapitalized (a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories. All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their appropriate Federal banking regulator, and are generally subject to the appointment of a conservator or receiver. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institutions. For example, in the case of an undercapitalized banking institution, the bank holding company is required to guarantee that the undercapitalized subsidiary complies with a recapitalization plan and may be liable for civil monetary penalties for failure to fulfill its commitment on such guarantee. In addition, in the case of a significantly undercapitalized banking institution, the appropriate Federal banking regulator is authorized to prohibit the holding company from making any capital distribution (including paying dividends) without the prior approval of the Federal Reserve Board. As of December 31, 1996, each of the Banks met the requirements of a "well-capitalized" institution.

  The FDIC has promulgated regulations regarding the ability of depository institutions to accept brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. In addition, both "undercapitalized" and "adequately capitalized" institutions are subject to restrictions on the rates of interest they may pay on any deposits. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" conform to the definitions utilized in the "prompt corrective action" rules described above.

  The FDIC has implemented a system of risk-based insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures. From January 1, 1995 through May 31, 1995, the deposit insurance premiums ranged from 23 basis points to 31 basis points per $100 of domestic deposits. Effective June 1, 1995, the FDIC lowered the premiums to a range of 4 basis points to 31 basis points. Effective January 1, 1996, the Banks' BIF insurance premium was zero but was subject to a statutory minimum assessment of $2,000 per year. Effective January 1, 1997, the Banks' BIF insurance premium will again be zero and there will not be a statutory minimum assessment. The FDIC has the right, upon 45 days' prior notice to the Banks, to increase the assessment rate by a maximum of 5 basis points in order to maintain the BIF at the statutorily mandated level. In 1996, First National paid a one time assessment of 65.7 basis points to the Savings Association Insurance Fund
(SAIF) in respect of certain thrift deposits it acquired from 1991 through 1996. The assessment was required to recapitalize the SAIF to mandated levels. Commencing January 1, 1997, the Banks will be subject to an annual assessment equal to approximately 1.3 basis points of their BIF assessable deposits and an annual assessment of approximately 6.4 basis points of assessable thrift deposits. The assessments will be used to fund obligations issued by the Financing Corporation (FICO) to recapitalize the Federal Savings & Loan Insurance Corporation.

  The Federal Deposit Insurance Act provides that, in the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Corporation, the general claims of the Corporation as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Corporation were not by their terms so subordinated. In addition, this statute may, in certain circumstances, increase the costs to the Banks of obtaining funds through nondeposit liabilities.

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

EMPLOYEES

  As of December 31, 1996, the Corporation employed approximately 4,824 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 74% of the 343 thousand square feet of office space available in the building as of December 31, 1996. The Corporation's lease for this space expires in 2006, with a renewal option to the year 2011. During 1996, the annual rental for the space, less amounts received on subleases to others, was $3.8 million.

  The Corporation is the sole tenant at First Center (formerly the Paca Pratt Building) located at 110 South Paca Street, Baltimore, Maryland. The building contains 267 thousand square feet of office space and houses certain lending, staff, and operations functions of the Corporation. The current lease term expires on December 31, 2011. During 1996, the annual base rental for the space was $2.6 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  The Corporation also owns First Bank Center located at Mitchell Street, Millsboro, Delaware. The building, acquired in 1981, contains approximately 300 thousand square feet of space, sits on approximately 60 acres of land, and houses certain retail operations functions of First National together with the branch and bankcard functions of First Omni.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings located in Maryland, New York, Pennsylvania, Delaware, Kentucky, Mississippi, North Carolina, Tennessee, Virginia, and the District of Columbia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table presents information concerning the executive officers of the Corporation. Each was elected at the 1996 Annual Meeting of Stockholders to serve for a one year term, with the exception of Mr. King, who was appointed by the Board of Directors to serve until the 1997 Annual Meeting of Stockholders and until a successor is elected and qualified.

                                                                     YEAR FIRST
       NAME                             POSITIONS HELD           AGE  ELECTED
       ----                             --------------           --- ----------
Jeremiah E. Casey............ Chairman of the Board of the        57    1985
                               Corporation and each of its
                               subsidiaries
Frank P. Bramble............. President and CEO of the            48    1994
                               Corporation and First National
Harry E. Berry............... Executive Vice President and        51    1994
                               Chief Credit Officer of the
                               Corporation and First National
David M. Cronin.............. Executive Vice President and        47    1989
                               Treasurer of the Corporation;
                               Executive Vice President of
                               First National
Jerome W. Evans.............. Executive Vice President, Chief     50    1994
                               Financial Officer and Chief
                               Administrative Officer of the
                               Corporation and First National
Walter R. Fatzinger, Jr. .... Executive Vice President of the     54    1994
                               Corporation and First National
Susan M. Keating............. Executive Vice President of the     46    1996
                               Corporation and First National
Brian L. King................ Executive Vice President of the     51    1996
                               Corporation and First National
Jeffrey D. Maddox............ Executive Vice President of the     42    1994
                               Corporation and First National
Richard H. White............. Executive Vice President of the     50    1994
                               Corporation and First National;
                               President and CEO of First Omni

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Corporation became a wholly owned subsidiary of AIB on March 21, 1989 and, as a result, the Corporation's common stock is no longer listed or traded on any securities exchanges.

  The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is First National. As of March 10, 1997, there were 773 registered holders of the Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data is derived from the audited financial statements of the Corporation. It should be read in conjunction with the detailed information and financial statements of the Corporation included elsewhere herein.

                                         YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1996         1995        1994        1993        1992
                          -----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF
 OPERATIONS:
Interest and dividend
 income.................  $   719,029  $  707,541  $  619,746  $  617,237  $  648,009
Interest expense........      315,318     314,548     241,099     234,038     284,657
                          -----------  ----------  ----------  ----------  ----------
Net interest income.....      403,711     392,993     378,647     383,199     363,352
Provision for credit
 losses.................        6,500      16,000      22,996      45,291      58,126
                          -----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 credit losses..........      397,211     376,993     355,651     337,908     305,226
Noninterest income......      216,892     195,910     210,978     233,445     198,182
Noninterest expenses....      406,916     388,724     396,201     394,653     361,730
                          -----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      207,187     184,179     170,428     176,700     141,678
Income tax expense......       74,850      63,992      59,288      62,832      49,205
                          -----------  ----------  ----------  ----------  ----------
Net income..............  $   132,337  $  120,187  $  111,140  $  113,868  $   92,473
                          ===========  ==========  ==========  ==========  ==========
Dividends declared on
 preferred stock........  $    11,820  $   11,820  $   11,820  $    1,575  $      --
Dividends declared on
 redeemable preferred
 stock..................          203         --          --          --          --
CONSOLIDATED AVERAGE
 BALANCES:
Total assets............  $10,477,100  $9,789,500  $9,411,400  $9,395,700  $9,003,000
Loans, net of unearned
 income.................    6,312,300   5,804,700   5,291,200   5,099,300   5,293,900
Deposits................    7,073,500   6,744,100   6,635,300   6,651,800   6,764,400
Long-term debt..........      481,000     269,500     198,000     189,500     165,500
Common stockholder's
 equity.................    1,062,300     965,000     856,600     756,700     646,700
Stockholders' equity....    1,207,200   1,109,800   1,001,500     763,900     646,700
CONSOLIDATED RATIOS:
Return on average
 assets(1)..............         1.26%       1.23%       1.18%       1.21%       1.03%
Return on average common
 stockholder's
 equity(2)..............        11.33       11.23       11.59       14.84       14.30
Return on average total
 stockholders'
 equity(2)..............        10.96       10.83       11.10       14.91       14.30
Average total
 stockholders' equity to
 average total
 assets(2)..............        11.52       11.34       10.64        8.13        7.18
Capital to risk-adjusted
 assets(3):
 Tier 1.................        14.12       13.77       14.05       12.88       10.02
 Total..................        17.20       17.05       17.68       16.62       14.05
Tier 1 leverage
 ratio(3)...............        12.18       10.91       11.05        9.60        7.20
Net interest margin(4)..         4.30        4.47        4.51        4.64        4.58
Net charge-offs to
 average loans less
 average unearned
 income.................         0.61        0.51        0.56        0.83        1.15
Allowance for credit
 losses to year end
 loans, net of unearned
 income.................         2.28        2.89        3.50        3.85        3.88
Year end nonperforming
 assets to year end
 loans, net of unearned
 income plus other
 foreclosed assets
 owned(5)...............         0.87        0.73        1.35        2.59        3.83

--------
(1) Average assets include average unrealized gains (losses) on investment securities available-for-sale.
(2) Average stockholders' equity includes average net unrealized gains (losses) on investment securities available-for-sale.
(3) The Federal Reserve Board guidelines for risk-based capital requirements applicable to all bank holding companies require the minimum ratios of Tier 1 and total capital to risk-adjusted assets to be 4% and 8%, respectively. The Federal Reserve Board's minimum leverage guidelines require all bank holding companies to maintain a ratio of Tier 1 capital to total average quarterly assets of at least 3%.
(4) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.
(5) Nonperforming assets include nonaccrual loans, restructured loans, and collateral on loans to which the Corporation has taken title.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

EARNINGS SUMMARY

  The Corporation's net income for the year ended December 31, 1996 was $132.3 million, compared to $120.2 million for the year ended December 31, 1995, an increase of $12.1 million (10.1%). This increase is the result of higher net interest income and noninterest income and a reduction in the provision for credit losses partially offset by an increase in noninterest expenses.

  The Corporation's net income for the year ended December 31, 1995 was $120.2 million, compared to $111.1 million for the year ended December 31, 1994, an increase of $9.1 million (8.1%). This increase is the result of an increase in net interest income, a decrease in noninterest expenses and a reduction in the provision for credit losses partially offset by a decline in noninterest income.

ACQUISITIONS

  On July 16, 1996, the Corporation acquired 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary was Washington Federal Savings Bank. Under terms of the agreement, the shareholders of 1st Washington received $8.125 in cash per share, for a total purchase price of $83.5 million. On the date of the acquisition, the Corporation acquired total assets of $866.2 million which included $325.7 million in loans and $426.3 million in deposits. This acquisition was accounted for as a purchase and the results of operations of 1st Washington have been included with the Corporation's results of operations since July 16, 1996.

  On July 1, 1996, the Corporation acquired Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), a Washington, D.C. investment management company. Under terms of the agreement, the principals of Zirkin-Cutler received $4.8 million in cash and 90 thousand shares of redeemable preferred stock with a liquidation value of $100 per share. On the date of acquisition, Zirkin-Cutler had $1.1 billion in assets under investment management. This acquisition was accounted for as a purchase and the results of operations of Zirkin-Cutler have been included with the Corporation's results of operations since July 1, 1996.

                     ANALYSIS OF RETURN ON AVERAGE ASSETS

NET INTEREST INCOME

  Net interest income, the primary source of the Corporation's earnings, is defined as the difference between the interest and yield-related fee income generated by earning assets and the expense associated with funding those assets. As such, net interest income represents pretax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35% for 1996, 1995 and 1994. An analysis of fully tax-equivalent net interest income, interest rate spreads and net interest margins is shown in the following two tables.

 NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON AVERAGE
                                EARNING ASSETS
                            (Tax Equivalent Basis)

                                                   YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------
                                    1996                     1995                     1994
                          ------------------------ ------------------------ ------------------------
                          AVERAGE           YIELD/ AVERAGE           YIELD/ AVERAGE           YIELD/
                          BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE
                          -------- -------- ------ -------- -------- ------ -------- -------- ------
                                                    (DOLLARS IN MILLIONS)
Investment securi-
 ties(1)................  $2,799.0  $177.1   6.33% $2,713.9  $173.8   6.40% $2,617.3  $159.7   6.10%
Loans held-for-sale.....     126.1     9.4   7.45      91.0     7.3   8.03     104.8     7.8   7.44
Loans, net of unearned
 income.................   6,312.3   523.8   8.30   5,804.7   513.1   8.84   5,291.2   437.4   8.27
Other earning assets....     260.7    13.8   5.31     354.3    21.1   5.95     603.3    25.0   4.16
                          --------  ------         --------  ------         --------  ------
Earning assets..........  $9,498.1   724.1   7.62  $8,963.9   715.3   7.98  $8,616.6   629.9   7.31
                          ========  ------         ========  ------         ========  ------
Interest bearing liabil-
 ities..................  $7,069.6   315.3   4.46  $6,758.0   314.5   4.65  $6,518.6   241.1   3.70
Net interest spread(2)..                     3.16                     3.33                     3.61
Interest free sources
 utilized to fund earn-
 ing assets.............   2,428.5                  2,205.9                  2,098.0
                          --------  ------         --------  ------         --------  ------
Total sources of funds..  $9,498.1   315.3   3.32  $8,963.9   314.5   3.51  $8,616.6   241.1   2.80
                          ========  ------         ========  ------         ========  ------
Net interest income.....            $408.8                   $400.8                   $388.8
                                    ======                   ======                   ======
Net interest margin(3)..                     4.30%                    4.47%                    4.51%
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

  Net interest income on a fully tax equivalent basis for the year ended December 31, 1996 of $408.8 million increased $8.0 million (2.0%) when compared to net interest income of $400.8 million for the year ended December 31, 1995. The following significant items had a positive impact on net interest income: a $222.6 million increase in net free funds, $11.6 million; the Corporation's cobranded bankcard program, $9.5 million; the 1st Washington acquisition, $9.1 million; and other rate/volume changes, $4.5 million. The following items had a negative impact on net interest income: the securitization and sale of an additional $335 million in bankcard loans in April 1996, $20.8 million (the revenues associated with these loans were reported in noninterest income as servicing income) and the effects of a reduction in market interest rates and competitive factors on the Corporation's loan and deposit yields, $5.9 million.

  The net interest margin for the year ended December 31, 1996 was 4.30%, compared to 4.47% for the year ended December 31, 1995. The following significant items had a negative impact on the net interest margin: the securitization and sale of an additional $335 million in bankcard loans, 12 basis points; the effects of the reduction in market interest rates and competitive factors on the Corporation's loan and deposit yields, 7 basis points; the 1st Washington acquisition, 4 basis points; the Corporation's cobranded bankcard program, 3 basis points; and other rate/volume changes, 3 basis points. These declines were partially offset by a 12 basis point positive impact from the increase in net free funds.

  Net interest income on a fully tax equivalent basis for the year ended December 31, 1995 of $400.8 million increased $12.0 million (3.1%) when compared to net interest income of $388.8 million for the year ended December 31, 1994. The following significant items had a positive impact on net interest income: a $347.3 million increase in earning assets, $15.7 million and higher asset yields due to a more favorable earning asset mix, $5.6 million. The following significant items had a negative impact on net interest income: an increased reliance on wholesale funding sources during 1995, $3.5 million; amortization expense for deferred losses on the early termination of interest rate swaps sold in December 1994, $3.4 million; and other rate/volume changes, $2.4 million.

  The net interest margin for the year ended December 31, 1995 was 4.47%, compared to 4.51% for the year ended December 31, 1994. This decline in the net interest margin is primarily due to a decrease in the interest rate spread between earning assets and funding costs of 28 basis points. The interest rate spread declined primarily as a result of the increased reliance on wholesale funding sources during 1995. This decrease was partially offset by the effects of a $107.9 million increase in net free funds.

                         NET INTEREST INCOME ANALYSIS
                            (Tax Equivalent Basis)

                                 1996 OVER 1995                    1995 OVER 1994
                         --------------------------------  --------------------------------
                                    DUE TO CHANGES IN(1)              DUE TO CHANGES IN(1)
                          INCREASE  ---------------------   INCREASE  ---------------------
                         (DECREASE)  VOLUME       RATE     (DECREASE)   VOLUME      RATE
                         ---------- ---------------------  ---------- ----------- ---------
                                                 (IN THOUSANDS)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans:
  Domestic loans........  $  6,943  $  39,086  $  (32,143)  $69,025   $   40,586  $  28,439
  Foreign loans.........     3,698      3,949        (251)    6,715        3,187      3,528
 Interest and dividends
  on investment
  securities............     3,320      5,407      (2,087)   14,154        7,229      6,925
 Interest and fees on
  loans held-for-sale...     2,086      2,647        (561)     (495)      (1,081)       586
 Interest on Federal
  funds sold and
  securities purchased
  under resale
  agreements............    (4,758)    (3,045)     (1,713)   (4,122)     (11,886)     7,764
 Interest on deposits in
  other banks...........    (1,709)    (1,511)       (198)    1,175          753        422
 Interest on trading
  account securities....      (766)      (668)        (98)   (1,040)      (1,499)       459
                          --------  ---------  ----------   -------   ----------  ---------
   Total................     8,814     41,546     (32,732)   85,412       26,094     59,318
                          --------  ---------  ----------   -------   ----------  ---------
Interest Expense on De-
 posits and Borrowed
 Funds:
 Interest on deposits in
  domestic offices......     1,232      6,388      (5,156)   33,844        1,559     32,285
 Interest on deposits in
  foreign banking
  office................    (1,629)      (898)       (731)    2,531        1,905        626
 Interest on Federal
  funds purchased and
  other short-term
  borrowings............   (10,430)    (2,431)     (7,999)   32,752        3,608     29,144
 Interest on long-term
  debt..................    11,597     15,222      (3,625)    4,322        5,983     (1,661)
                          --------  ---------  ----------   -------   ----------  ---------
   Total................       770     14,185     (13,415)   73,449        9,140     64,309
                          --------  ---------  ----------   -------   ----------  ---------
   Net interest income..  $  8,044  $  23,338  $  (15,294)  $11,963   $   15,551  $  (3,588)
                          ========  =========  ==========   =======   ==========  =========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total. Variances are computed on a line-by-line basis and are non-additive.

  Fully tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table on the preceding page indicates, net interest income on a tax equivalent basis increased $8.0 million (2.0%) when the year ended December 31, 1996 is compared to the year ended December 31, 1995. The $23.3 million positive volume variance primarily resulted from a higher volume of earning assets due to a significant increase in average loans during 1996. This increase was partially offset by higher funding volumes due to an increase in the issuance of bank notes during 1996. The $15.3 million negative rate variance resulted from lower yields on earning assets due to the effects of a reduction in market interest rates during 1996. This negative rate variance impact was partially offset by lower funding costs in 1996.

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

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1996, 1995 and 1994.

      AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                             (Tax Equivalent Basis)

                                                         YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------
                                      1996                           1995                          1994
                          ------------------------------ ----------------------------- -----------------------------
                                                 AVERAGE                       AVERAGE                       AVERAGE
                           AVERAGE               YIELD/  AVERAGE               YIELD/  AVERAGE               YIELD/
                           BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          ---------  ----------- ------- --------  ----------- ------- --------  ----------- -------
                                                           (DOLLARS IN MILLIONS)
ASSETS
Cash and due from
 banks..................  $   647.4    $  --        -- % $  587.6    $  --        -- % $  591.0    $  --        -- %
Money market invest-
 ments:
 Interest bearing
  deposits in other
  banks.................        3.7       0.2      5.46      30.9       1.9      6.17      17.2       0.7      4.26
 Trading account
  securities............        1.7       0.1      5.85      12.9       0.9      6.70      37.1       1.9      5.10
 Funds sold.............      255.3      13.5      5.31     310.5      18.3      5.90     549.0      22.4      4.09
Investment securities
 available-for-sale(5):
 Taxable................    2,665.1     166.1      6.23   1,144.5      70.4      6.15     914.6      47.7      5.21
 Tax exempt(1)..........       92.4       9.3     10.09     156.3      19.3     12.35     196.6      23.4     11.89
 Equity investments.....       41.5       1.7      4.06      31.3       1.2      3.92      19.7       1.1      5.79
                          ---------    ------     -----  --------    ------     -----  --------    ------     -----
 Total investment
  securities available-
  for-sale..............    2,799.0     177.1      6.33   1,332.1      90.9      6.83   1,130.9      72.2      6.39
Investment securities
 held-to-maturity:
 Taxable................        --        --        --    1,381.8      82.9      6.00   1,486.4      87.5      5.89
Loans held-for-sale.....      126.1       9.4      7.45      91.0       7.3      8.03     104.8       7.8      7.44
Loans (net of unearned
 income)(1, 2):
 Commercial.............    1,788.3     137.3      7.68   1,740.7     144.4      8.29   1,632.9     124.6      7.63
 Real estate,
  construction..........      291.8      25.6      8.77     279.5      25.7      9.20     263.2      20.1      7.63
 Real estate, mortgage:
 Residential............      725.4      53.1      7.31     641.6      46.8      7.29     552.8      37.3      6.74
 Commercial.............    1,028.7      92.1      8.96     983.4      85.7      8.72     969.9      78.4      8.08
 Retail.................    1,244.8     104.5      8.39   1,031.4      89.3      8.66     909.7      73.5      8.08
 Bankcard...............      513.4      64.4     12.54     534.7      81.6     15.27     482.0      74.3     15.40
 Leases receivable......      367.2      20.3      5.54     293.3      16.8      5.72     226.6      13.2      5.82
 Foreign................      352.7      26.5      7.50     300.1      22.8      7.58     254.1      16.0      6.32
                          ---------    ------     -----  --------    ------     -----  --------    ------     -----
 Total loans............    6,312.3     523.8      8.30   5,804.7     513.1      8.84   5,291.2     437.4      8.27
Allowance for credit
 losses.................     (168.6)      --        --     (185.4)      --        --     (197.6)      --        --
                          ---------                      --------                      --------
 Total loans, net.......    6,143.7       --        --    5,619.3       --        --    5,093.6       --        --
Other assets............      500.2       --        --      423.4       --        --      401.4       --        --
                          ---------    ------            --------    ------            --------    ------
 Total assets/interest
  income................  $10,477.1    $724.1            $9,789.5    $715.3            $9,411.4    $629.9
                          =========    ======            ========    ======            ========    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic of-
 fices:
 Noninterest bearing
  demand................  $ 1,946.6    $  --        -- % $1,760.4    $  --        -- % $1,730.1    $  --        -- %
                          ---------                      --------                      --------
 Interest bearing
  demand................      116.6       2.9      2.49     523.4      12.2      2.33     548.9      12.7      2.31
 Money market accounts..    1,593.3      47.9      3.00   1,146.5      40.3      3.52   1,312.3      39.2      2.99
 Savings................    1,048.4      27.2      2.60   1,048.1      28.4      2.71   1,144.4      31.2      2.73
 Other consumer time....    1,676.9      88.8      5.30   1,532.0      80.7      5.27   1,410.7      59.2      4.19
 Large denomination
  time..................      560.6      31.4      5.59     586.6      35.3      6.01     374.9      20.8      5.55
Deposits in foreign
 banking office.........      131.1       7.0      5.36     147.1       8.7      5.88     114.0       6.1      5.37
                          ---------    ------     -----  --------    ------     -----  --------    ------     -----
 Total interest bearing
  deposits..............    5,126.9     205.2      4.00   4,983.7     205.6      4.12   4,905.2     169.2      3.45
                          ---------    ------            --------    ------            --------    ------
 Total deposits.........    7,073.5       --        --    6,744.1       --        --    6,635.3       --        --
Funds purchased.........      763.5      39.7      5.20     749.0      42.3      5.65     643.4      25.1      3.90
Other borrowed funds,
 short-term.............      698.2      36.7      5.26     755.8      44.5      5.90     772.0      29.0      3.76
Other liabilities.......      249.1       --        --      161.3       --        --      161.2       --        --
Long-term debt..........      481.0      33.7      7.01     269.5      22.1      8.21     198.0      17.8      8.99
Guaranteed preferred
 beneficial interests in
 junior subordinated de-
 bentures...............        0.8       --        --        --        --        --        --        --        --
Redeemable preferred
 stock..................        3.8       --        --        --        --        --        --        --        --
Stockholders' equity....    1,207.2       --        --    1,109.8       --        --    1,001.5       --        --
                          ---------    ------            --------    ------            --------    ------
  Total liabilities,
   guaranteed preferred
   beneficial interests
   in junior
   subordinated
   debentures,
   redeemable preferred
   stock and
   stockholders'
   equity/interest
   expense..............  $10,477.1    $315.3            $9,789.5    $314.5            $9,411.4    $241.1
                          =========    ======            ========    ======            ========    ======
Earning assets/interest
 income.................  $ 9,498.1    $724.1      7.62% $8,963.9    $715.3      7.98% $8,616.6    $629.9      7.31%
Interest bearing
 liabilities/interest
 expense................    7,069.6     315.3      4.46   6,758.0     314.5      4.65   6,518.6     241.1      3.70
Earning assets/interest
 expense................    9,498.1     315.3      3.32   8,963.9     314.5      3.51   8,616.6     241.1      2.80
Net interest income, tax
 equivalent basis.......                408.8                         400.8                         388.8
Net interest spread(3)..                           3.16%                         3.33%                         3.61%
                                                  =====                         =====                         =====
Net interest margin(4)..                           4.30%                         4.47%                         4.51%
                                                  =====                         =====                         =====

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

PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $6.5 million for the year ended December 31, 1996, a decrease of $9.5 million (59.4%) from the $16.0 million provision for 1995. The primary reason for this decline was the securitization and sale of an additional $335 million in bankcard loans in 1996 which resulted in a reduction in the level of bankcard loans without a corresponding reduction in the allowance for credit losses. Approximately $17 million of the allowance for credit losses was reallocated from the bankcard loans sold to the remaining unsecuritized bankcard loan portfolio in light of increasing delinquency and charge-off trends. In addition, reserves allocated to the commercial and commercial real estate portfolios were reduced as a result of improved credit quality.

  The provision for credit losses was $16.0 million for the year ended December 31, 1995, down $7.0 million (30.4%) from the $23.0 million provision for 1994. Provisions for bankcard loans were increased in 1995 to allow for portfolio growth that occurred in 1995. This increase was more than offset by reduced reserves allocated to the commercial and commercial real estate portfolios prompted by improved credit quality.

NONINTEREST INCOME

  The following table presents the components of noninterest income for the years ended December 31, 1996, 1995 and 1994, and a year-to-year comparison expressed in terms of percent changes.

                              NONINTEREST INCOME

                                 YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                                -------------------------- -------------------
                                  1996     1995     1994   1996/1995 1995/1994
                                -------- -------- -------- --------- ---------
                                            (DOLLARS IN THOUSANDS)
Service charges on deposit ac-
 counts........................ $ 80,659 $ 71,852 $ 72,300    12.3%     (0.6)%
Mortgage banking income........   29,966   16,216   16,426    84.8      (1.3)
Trust and investment advisory
 fees..........................   28,658   22,228   19,513    28.9      13.9
Servicing income...............   26,126   22,564   18,750    15.8      20.3
Credit card income.............    9,949   17,352   17,062   (42.7)      1.7
Securities gains, net..........      103    2,136   15,616   (95.2)    (86.3)
Other income:
  Customer service fees........    8,303    7,716    8,577     7.6     (10.0)
  Security sales and fees......    5,171    3,918    4,185    32.0      (6.4)
  Trading income...............    4,941    5,061    5,386    (2.4)     (6.0)
  Other........................   23,016   26,867   33,163   (14.3)    (19.0)
                                -------- -------- --------   -----     -----
Total other income.............   41,431   43,562   51,311    (4.9)    (15.1)
                                -------- -------- --------   -----     -----
    Total noninterest income... $216,892 $195,910 $210,978    10.7%     (7.1)%
                                ======== ======== ========   =====     =====

  The Corporation's noninterest income for the year ended December 31, 1996 was $216.9 million, a $21.0 million (10.7%) increase over noninterest income for the year ended December 31, 1995. Service charges on deposits increased $8.8 million (12.3%) primarily due to increases in business checking and retail deposit service charges. Mortgage banking income increased $13.8 million (84.8%) as a result of a $15.1 million increase in gains on the sale of servicing, including $9.4 million in bulk servicing gains during 1996. These bulk servicing gains resulted from the Corporation's decision to exit the mortgage servicing business which was announced in the first quarter of 1996. The Corporation entered into a subservicing agreement to service the remainder of its mortgage servicing portfolio and to provide interim servicing for future loan originations until the originated mortgage servicing is sold. Origination fees and document review fees increased $1.8 million due to an increase in the amount of loans closed in 1996. Other mortgage banking income increased $1.8 million. These increases were partially offset by a $4.9 million decline in net capitalized mortgage servicing rights income. Trust and investment advisory fees increased $6.4 million (28.9%) due to increases in custody fees and investment management and advisory fees. The acquisition of Zirkin-Cutler resulted in $1.4 million in investment advisory fees in 1996. Servicing income increased $3.6 million (15.8%) primarily as a result of an increase of $2.8 million in servicing income from securitized bankcard loans primarily due to the securitization and sale of an additional $335 million in bankcard loans in April 1996. In addition, favorable loss experience on securitized manufactured housing loans offset declines in the securitized asset yields resulting in a net increase in servicing income. Credit card income decreased $7.4 million (42.7%) primarily due to the securitization and sale of an additional $335 million in bankcard loans which shifted $5.2 million in credit card fee income to servicing income. In addition, bankcard loans related to the Bell Atlantic cobranding increased $283.7 million. The rewards paid to customers on these cobranded bankcard loans were accounted for as a reduction of the underlying fee income generated on these bankcard loans. Securities gains of $103 thousand were realized in 1996 compared to $2.1 million in 1995. Securities sales are discussed in detail under "Investment Portfolio". Other income decreased $3.9 million (14.3%) primarily due to other income recorded in 1995 which included $2.1 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired, $1.1 million in miscellaneous income from an other real estate owned property and $1.1 million in gains on the sale of other real estate owned.

  The Corporation's noninterest income for the year ended December 31, 1995 was $195.9 million, a $15.1 million (7.1%) decrease over noninterest income for the year ended December 31, 1994. Mortgage banking income decreased $210 thousand (1.3%) in 1995. A $6.6 million decrease in gains on the sale of servicing was partially offset by $4.9 million in net capitalized originated mortgage servicing income resulting from the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995 and a $1.3 million increase in mortgage placement fees. Trust and investment advisory fees increased $2.7 million (13.9%) driven primarily by increases in fees for custody services and mutual fund management. Servicing income increased $3.8 million (20.3%). Favorable loss experience on securitized assets offset declines in securitized asset yields in 1995 resulting in a net increase in servicing income. Securities gains of $2.1 million were realized in 1995 compared to $15.6 million in 1994. Securities sales are discussed in detail under "Investment Portfolio". Customer service fees decreased $861 thousand (10.0%) primarily due to a decline in appraisal fees for first and second mortgages. Other income decreased $6.3 million (19.0%). Other income in 1995 included $2.1 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired and $1.1 million in miscellaneous income from an OREO property. Other income in 1994 included a $6.7 million gain on the sale of six branches at a banking subsidiary of the Corporation and $3.0 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired.

NONINTEREST EXPENSES

  The following table presents the components of noninterest expenses for the years ended December 31, 1996, 1995 and 1994 and a year to year comparison expressed in terms of percent changes.

                             NONINTEREST EXPENSES

                              YEARS ENDED DECEMBER 31,    PERCENT CHANGE
                             -------------------------- -------------------
                               1996     1995     1994   1996/1995 1995/1994
                             -------- -------- -------- --------- ---------
                                         (DOLLARS IN THOUSANDS)
Salaries and wages.......... $181,842 $172,196 $165,834     5.6%      3.8%
Other personnel costs.......   44,791   39,655   42,594    13.0      (6.9)
Occupancy costs.............   32,899   32,188   32,565     2.2      (1.2)
Equipment costs.............   32,019   30,117   29,586     6.3       1.8
Other operating expenses:
  External services.........   26,247   21,205   16,512    23.8      28.4
  Postage and
   communications...........   17,059   14,997   13,661    13.7       9.8
  Advertising...............   15,940   16,299   15,967    (2.2)      2.1
  Professional service
   fees.....................   10,149    8,674   16,379    17.0     (47.0)
  Lending and collection....    6,657    6,225    9,319     6.9     (33.2)
  Regulatory insurance and
   fees.....................    3,519    9,031   16,155   (61.0)    (44.1)
  Other.....................   35,794   38,137   37,629    (6.1)      1.4
                             -------- -------- --------   -----     -----
Total other operating
 expenses...................  115,365  114,568  125,622     0.7      (8.8)
                             -------- -------- --------   -----     -----
    Total noninterest
     expenses............... $406,916 $388,724 $396,201     4.7%     (1.9)%
                             ======== ======== ========   =====     =====

  The Corporation's noninterest expenses for the year ended December 31, 1996 were $406.9 million, an $18.2 million (4.7%) increase over noninterest expenses for the year ended December 31, 1995. Salaries and wages increased $9.6 million (5.6%). The 1st Washington acquisition resulted in approximately $3.8 million in additional salaries and incentives. In addition, base salaries and wages increased $3.6 million. Overtime and temporary help expenses increased $1.2 million due to increased loan volume and retail lending. Severance expenses increased $1.0 million. Other personnel costs increased $5.1 million (13.0%). Pension costs increased $3.3 million primarily due to executive retirements in 1996 which resulted in $2.0 million in pension settlements. In addition, higher pension costs resulted from a decrease in discount rate assumptions. Payroll taxes increased $1.0 million and employee relocation and recruiting expenses increased $788 thousand. Equipment costs increased $1.9 million (6.3%) due to higher maintenance and depreciation expenses in 1996 resulting from branch automation and renovations. External services increased $5.0 million (23.8%) primarily as a result of higher servicing costs associated with growth in the bankcard loan portfolio and outsourced processing associated with a government automated tax payment program. Postage and communications increased $2.1 million (13.7%) primarily due to higher communications expense in 1996. Professional service fees increased $1.5 million (17.0%) due to higher consulting fees, contract programming fees and legal fees. Regulatory insurance and fees decreased $5.5 million (61.0%) as a result of a reduction in the FDIC assessment rate partially offset by a $1.2 million Savings Association Insurance Fund special assessment on the Corporation's Oakar deposits.

  The Corporation's noninterest expenses for the year ended December 31, 1995 were $388.7 million, a $7.5 million (1.9%) decrease over noninterest expenses for the year ended December 31, 1994. Salaries and wages increased $6.4 million (3.8%). Base salaries and wages increased $2.8 million (1.9%). Incentives and commissions increased $11.2 million due to improved overall financial performance in 1995. Offsetting higher incentives and commissions was a $7.6 million decrease in severance expense in the current year. Other personnel costs decreased $2.9 million (6.9%). Pension costs decreased $5.3 million due to executive retirements in 1994 which resulted in $4.4 million in pension settlements in 1994 and lower pension costs in 1995. Offsetting the decrease in pension costs was a $2.9 million increase in medical costs. External services increased $4.7 million (28.4%) primarily due to higher bankcard processing costs and costs associated with cash management services. Postage and communication expense increased $1.3 million (9.8%) primarily due to higher telephone expense. Regulatory fees and insurance decreased $7.1 million (44.1%) due to reductions in the FDIC assessment rate. Professional service fees decreased $7.7 million (47.0%) primarily due to nonrecurring consulting expenses incurred in 1994 related to a corporate reengineering project. Lower legal fees for collection services, a decline in appraisal fees and lower loan servicing expense in 1995 resulted in a $3.1 million (33.2%) decrease in lending and collection expenses.

INCOME TAXES

  The Corporation's effective tax rate on earnings in 1996 was 36.1%, compared to 34.7% in 1995 and 34.8% in 1994. Additional information related to income taxation is presented in Note 18 of the Notes to Consolidated Financial Statements of the Corporation.

QUARTERLY SUMMARY

  The following table presents a summary of earnings by quarter for the years ended December 31, 1996 and 1995:

                         SUMMARY OF QUARTERLY EARNINGS

                                                1996 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $182,966 $172,204   $178,489    $185,370
Net interest income.................   99,874   96,621    101,966     105,250
Provision for credit losses.........    4,000      --       2,000         500
Income before income taxes..........   46,175   50,515     54,327      56,170
Net income..........................   30,069   32,534     33,702      36,032
                                                1995 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $167,166 $175,889   $177,940    $186,546
Net interest income.................   97,621   97,459     98,074      99,839
Provision for credit losses.........    4,000    3,961      2,373       5,666
Income before income taxes..........   43,795   44,847     47,595      47,942
Net income..........................   28,536   29,131     31,032      31,488

LIQUIDITY

  Liquidity is the ability of the Corporation to meet a demand for funds, such as deposit outflows, new loan requests and other corporate funding requirements. Liquidity can be obtained either through the maturity or sale of assets or the issuance of liabilities at acceptable costs within an acceptable period of time.

  The liquidity of the Corporation is enhanced by asset and liability management policies. The Asset and Liability Committee (ALCO) is responsible for setting general guidelines regarding the Corporation's sources and uses of funds and asset and liability sensitivity, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. The Corporation maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions. The Corporation's current policy sets a minimum ratio of liquid assets to total assets of 22%.

  The ratio of liquid assets to total assets at December 31, 1996 was 24.3% compared to 26.9% at December 31, 1995. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities, assets available as collateral for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and money market assets. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1996, the ratio of liquid assets to credit sensitive liabilities was 192.7% compared to 162.9% at December 31, 1995.

  The Corporation, on a parent company basis, held liquid assets in excess of short-term liabilities totaling approximately $375 million at December 31, 1996. It is the intention of management to use these assets as a source of funding for the acquisition of Dauphin Deposit Corporation. As a result, dividends from subsidiaries will be the primary source of funds for the debt service and preferred stock dividend requirements of the Corporation subsequent to the acquisition. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on existing and new long-term debt and any preferred stock dividend requirements of the Corporation.

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

  Management of the interest rate risk of the Corporation is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The use of off-balance sheet financial instruments augments the Corporation's management of interest rate risk, liquidity risk, basis risk, and also assists customers in the management of their exposures. Additional information related to asset/liability management instruments is presented in Note 22 of the Notes to Consolidated Financial Statements of the Corporation.

  Measurement of the Corporation's sensitivity to changing interest rates is accomplished primarily through a simulation model. The Corporation identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). The essence of the PML approach is to calculate the potential financial impact of probability-derived, worst case interest rate changes. Measuring risk and establishing the possible worst case is a statistical technique. The statistical concept used to measure volatility and risk is the standard deviation of interest rate or price movements. The greater the standard deviation, the higher the measured risk. The standard deviation is determined by observing historical price/rate movements. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to 2.33 standard deviations of risk to obtain probable maximum changes in interest rates given a 99% degree of certainty over a one month period. These changes in interest rates for each point on the yield curve are input into the Corporation's simulation model to determine the PML. Sensitivity to rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

 Equity At Risk

  Equity at risk measures changes in the value of the balance sheet as a result of an adverse and sustained movement in interest rates. The fundamental premises of the technique are threefold: that the value of a fixed rate asset or liability will vary with a change in interest rates; that the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates; and that floating rate assets and liabilities do not reprice in tandem or immediately upon a change in market rates. In the equity at risk simulation, all interest earning assets and interest bearing liabilities are marked to market (regardless of accounting treatment), the present value of all balance sheet items are determined, and a simulated balance sheet is constructed. The Corporation is currently in compliance with its policy, which authorizes a PML of equity arising from an adverse shift in rates of no more than $40 million or approximately 3% of stockholders' equity.

 Earnings At Risk

  The PML impact on income is known as earnings at risk. Earnings at risk is expressed in terms of a percentage of budgeted pre-tax profits. The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one year time frame is the earnings impact. The same interest rate shock methodology used to calculate the change in the value of equity is used to calculate the PML of earnings in any one given year under the Corporation's current policy. The Corporation is currently in compliance with its policy, which authorizes a PML of income arising from an adverse shift in rates of no more than 10% of budgeted pre-tax income for the current calendar year.

INVESTMENT PORTFOLIO

  Investment securities are held in one of two separate portfolios. If and when the Corporation intends to hold a security for an indefinite time period, or intends to use a security to manage the interest rate risk or liquidity of the balance sheet, those securities will be held in the available-for-sale ("AFS") portfolio. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate component of equity, net of income taxes. Investment securities purchased for very short time horizons with the intent to benefit from changes in market rate or price are held in the trading account. This portfolio is carried at fair value and changes in the fair value of the trading account are recorded in the income statement. At December 31, 1996, there were no investment securities held in the trading portfolio.

  The securities of no single issuer other than those of the U.S. Government and related government agencies exceeded 10% of stockholders' equity at December 31, 1996. All of the obligations of states and political subdivisions ("Municipals") are rated A or higher by Moody's Investors Service, Inc. and approximately 74% are rated AAA. Investment securities classified as other securities are generally unrated.

  At December 31, 1996, the book value of the investment portfolio was $2.6 billion compared with $2.8 billion at December 31, 1995, a $241.4 million (8.6%) decrease. The size of the portfolio decreased from 26.7% of total assets at December 31, 1995 to 23.7% at December 31, 1996. U.S. Treasury and U.S. Government Agency securities ("U.S. Treasury and Agencies") decreased $289.3 million (32.1%). Mortgage-backed obligations of federal agencies and government-sponsored agencies ("MBSs") decreased $85.7 million (6.9%). Collateralized mortgage obligations ("CMOs") decreased $43.6 million (10.6%). Municipals decreased $6.0 million (5.7%) and other securities decreased $10.4 million (8.8%). These decreases were partially offset by a $193.6 million increase in asset-backed securities during 1996.

 Available-for-Sale Investment Portfolio

  The AFS portfolio is managed from an interest income and a total return perspective. As such, securities will often be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate.

  The AFS investment portfolio is primarily comprised of five basic types of securities: U.S. Treasury and Agencies, MBSs, CMOs, asset-backed securities and Municipals. The book value of other investment securities accounted for only 4.2% of the book value of the total portfolio at December 31, 1996.

  The following table sets forth the book value (fair value) of the available-for-sale securities owned by the Corporation.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
U.S. Treasury & U.S. Government Agencies..... $  611,061 $  900,347 $   48,716
Mortgage-backed obligations..................  1,159,649  1,245,339    723,752
Collateralized mortgage obligations(1).......    368,656    412,289     15,871
Asset-backed securities......................    206,422     12,868        --
Obligations of states and political subdivi-
 sions.......................................     98,889    104,886    195,791
Other investment securities..................    107,943    118,294     67,184
                                              ---------- ---------- ----------
  Total...................................... $2,552,620 $2,794,023 $1,051,314
                                              ========== ========== ==========

--------
(1) At December 31, 1996, 1995 and 1994, $348.4 million, $382.6 million and
    $14.5 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  At December 31, 1996, the fair value of the Corporation's AFS investment portfolio was approximately $14.0 million above the amortized cost of the portfolio. Gross unrealized gains on AFS debt securities were $21.5 million and gross unrealized losses were $17.2 million at year end. More specifically, the net unrealized gain at December 31, 1996 on CMOs was $2.7 million, on asset-backed securities, $1.8 million and on Municipals, $4.9 million. The net unrealized loss at December 31, 1996 on U.S. Treasury and Agencies was $3.8 million and on MBSs, $1.7 million. Gross unrealized gains on other debt securities were $455 thousand. The net unrealized gain on other equity securities was $9.7 million at December 31, 1996. On December 31, 1995, the Corporation's AFS portfolio had a fair value of $39.6 million above its amortized cost.

  The following table shows the maturity distribution of the available-for-sale investment portfolio of the Corporation at December 31, 1996 based upon amortized cost.

              MATURITY OF AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                            DECEMBER 31, 1996
                          -----------------------------------------------------
                                           MATURING
                          ------------------------------------------
                                        AFTER      AFTER
                                       ONE YEAR  FIVE YEARS
                          IN ONE YEAR  THROUGH    THROUGH    AFTER
                            OR LESS    5 YEARS    10 YEARS  10 YEARS   TOTALS
                          ----------- ---------- ---------- -------- ----------
                                             (IN THOUSANDS)
U.S. Treasury & U.S.
 Government Agencies....   $ 21,457   $  522,939  $ 34,165  $ 36,282 $  614,843
Mortgage-backed obliga-
 tions(1)...............    148,203      526,517   351,007   135,642  1,161,369
Collateralized mortgage
 obligations(1).........    157,315      185,544    21,548     1,577    365,984
Asset-backed securi-
 ties(1)................     90,475      113,086     1,096       --     204,657
Obligations of states
 and political
 subdivisions...........      9,142       32,510    12,926    39,409     93,987
Other investment securi-
 ties...................     92,722        1,000     1,000     3,035     97,757
                           --------   ----------  --------  -------- ----------
  Total.................   $519,314   $1,381,596  $421,742  $215,945 $2,538,597
                           ========   ==========  ========  ======== ==========

--------
(1) The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1996 based upon amortized cost.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO
                            (Tax Equivalent Yields)

                                              DECEMBER 31, 1996
                               -----------------------------------------------
                                               MATURING
                               ----------------------------------------
                                            AFTER     AFTER
                                           ONE YEAR FIVE YEARS
                               IN ONE YEAR THROUGH   THROUGH    AFTER
                                 OR LESS   5 YEARS   10 YEARS  10 YEARS TOTALS
                               ----------- -------- ---------- -------- ------
U.S. Treasury & U.S. Govern-
 ment Agencies................     6.27%     5.70%     6.17%     7.06%   5.83%
Mortgage-backed obliga-
 tions(1).....................     7.06      6.92      6.97      6.99    6.96
Collateralized mortgage obli-
 gations(1)...................     6.54      6.53      6.49      6.41    6.53
Asset-backed securities.......     6.84      6.84      6.84       --     6.84
Obligations of states and po-
 litical subdivisions.........    10.47     11.16     10.70      8.11    9.75
Other investment securities...     4.99     10.63      7.35      7.38    5.15
                                  -----     -----     -----      ----    ----
  Total.......................     6.52%     6.50%     7.00%     7.21%   6.65%
                                  =====     =====     =====      ====    ====

--------
(1) Computation of weighted average tax equivalent yields includes $289.9 million of floating rate MBSs and $27.2 million of floating rate CMOs.

 Held-to-Maturity Investment Portfolio

  On December 8, 1995, the Corporation transferred the entire balance of the HTM portfolio to the AFS portfolio. The following table sets forth the book value (amortized cost) of the held-to-maturity securities owned by the Corporation at December 31, 1994.

                     HELD-TO-MATURITY INVESTMENT PORTFOLIO

                                                                   DECEMBER 31,
                                                                       1994
                                                                  --------------
                                                                  (IN THOUSANDS)
U.S. Treasury and U.S. Government Agencies.......................   $  793,517
Mortgage-backed obligations......................................      160,319
Collateralized mortgage obligations(1)...........................      383,426
Other investment securities......................................        1,005
                                                                    ----------
  Total..........................................................   $1,338,267
                                                                    ==========

--------
(1) At December 31, 1994, $328.4 million of CMOs were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

 Investment Securities Sales

  In the AFS portfolio, proceeds from the sale of fixed income investment securities during 1996 amounted to $1.2 billion resulting in pretax net gains of $18 thousand. This compares to realized gains of $11 thousand on $867.1 million of sales in 1995 and gains of $11.6 million on $1.3 billion of security sales in 1994. Proceeds from the sale of equity securities during 1996 totaled $7.1 million resulting in pretax net gains of $85 thousand. This compares to $2.7 million in proceeds from the sale of equity securities which resulted in pretax gains of $2.1 million in 1995 and $7.1 million in proceeds which resulted in pretax gains of $4.0 million in 1994.

  In the HTM portfolio, proceeds from the sale of fixed income investment securities during 1994 amounted to $20.4 million resulting in a pretax net gain of $28 thousand. The securities were sold as a result of the dissolution of a nonbanking subsidiary of the Corporation.

CREDIT RISK MANAGEMENT

  Credit approval policies for the Corporation are designed to provide an effective and timely response to loan requests and to ensure the maintenance of a sound loan portfolio. The Corporation manages credit risk and the credit approval process by adhering to written policies which generally specify underwriting standards by industry and in some cases limit credit exposure by industry, country, or product type. All policies are reviewed and approved annually by the Board of Directors.

  The subsidiary Banks each establish individual loan authorities based upon the specific responsibilities of their officers. Loan committees approve credit exposure above individual loan authorities.

  The Credit Review function, which reports independently to the Board of Directors' Loan Portfolio Review Committee, periodically reviews all lending units throughout the Corporation. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, and to assist the Board of Directors in evaluating the adequacy of the Allowance for Credit Losses, which the Board of Directors is required to approve quarterly.

LOAN PORTFOLIO

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       COMPOSITION OF THE LOAN PORTFOLIO

                                                             DECEMBER 31,
                         ----------------------------------------------------------------------------------------
                               1996              1995              1994              1993              1992
                         ----------------  ----------------  ----------------  ----------------  ----------------
                           AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
                                                        (DOLLARS IN THOUSANDS)
Commercial.............. $1,731,031  25.5% $1,798,248  29.3% $1,633,275  29.9% $1,626,080  31.3% $1,748,910  33.7%
Real estate, construc-
 tion...................    299,925   4.4     290,262   4.7     268,683   4.9     284,008   5.5     327,134   6.3
Real estate, mortgage:
 Residential............    833,045  12.2     650,588  10.6     593,642  10.9     497,543   9.6     382,171   7.4
 Commercial.............  1,153,319  17.0     975,474  15.9     978,164  17.9     957,568  18.4     912,085  17.6
Retail..................  1,380,767  20.3   1,098,955  17.9     984,403  18.0     885,117  17.0     940,728  18.1
Bankcard................    596,474   8.8     654,653  10.7     496,608   9.1     527,657  10.1     494,851   9.5
Leases receivable.......    438,060   6.4     334,504   5.4     259,633   4.8     211,821   4.1     206,346   4.0
Foreign:
 Commercial and
 industrial.............    352,924   5.2     323,038   5.3     226,718   4.2     186,492   3.6     151,036   2.9
 Banks and financial
  institutions..........        --    --          --    --          120   --        1,780   --           30   --
 Governments and
  official
  institutions..........     12,900   0.2      13,102   0.2      17,645   0.3      19,655   0.4      24,321   0.5
                         ---------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........ $6,798,445 100.0% $6,138,824 100.0% $5,458,891 100.0% $5,197,721 100.0% $5,187,612 100.0%
                         ========== =====  ========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loans of the Corporation at December 31, 1996. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged-off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          CONTRACTUAL LOAN MATURITIES

                                                DECEMBER 31, 1996
                         ---------------------------------------------------------------
                                               MATURING
                         ----------------------------------------------------
                                       AFTER ONE YEAR
                                       THROUGH 5 YEARS       AFTER 5 YEARS
                                    --------------------- -------------------
                           IN ONE     FIXED     VARIABLE   FIXED    VARIABLE
                            YEAR     INTEREST   INTEREST  INTEREST  INTEREST
                         OR LESS(1)   RATES     RATES(2)   RATES    RATES(2)    TOTAL
                         ---------- ---------- ---------- -------- ---------- ----------
                                                 (IN THOUSANDS)
Commercial.............. $  684,192 $  194,226 $  391,306 $ 25,384 $  435,923 $1,731,031
Real estate, construc-
 tion...................     85,783     42,576    136,650      894     34,022    299,925
Real estate, mortgage:
  Residential...........    131,760     97,311    239,795  107,665    256,514    833,045
  Commercial............    191,257    363,503    331,627   87,581    179,351  1,153,319
Retail..................    286,008    502,311    139,697  232,853    219,898  1,380,767
Bankcard................    257,845        --     283,164      --      55,465    596,474
Leases receivable.......     39,408    327,010        --    71,642        --     438,060
Foreign.................    135,145      2,895    188,332    3,800     35,652    365,824
                         ---------- ---------- ---------- -------- ---------- ----------
    Total............... $1,811,398 $1,529,832 $1,710,571 $529,819 $1,216,825 $6,798,445
                         ========== ========== ========== ======== ========== ==========

--------
(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

COMMERCIAL LOANS

  Commercial loans comprised 25.5% of the Corporation's total loans and leases at December 31, 1996, and included short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The commercial loan portfolio is segregated by market sector as well as geographic regions.

  There are three primary market sectors, Corporate Banking, Middle Market and Small Business. Corporate Banking, which has approximately 50% of total commercial outstandings, is sub-divided into three primary organizational components. The National Division calls on large Fortune 500 companies that usually have a significant presence in the Maryland marketplace. The Regional Corporate Banking Division services large companies headquartered in Maryland and contiguous states. In addition to these two major divisions, Corporate Banking also has several specialized lending functions including Communications, Healthcare, International, Asset Based Lending, Commercial Leasing, Transportation and Financial Institutions.

  Middle Market lending, which comprises approximately 38% of total commercial outstandings, serves customers in Maryland and surrounding areas with sales volumes of $10 to $100 million. Small Business lending, which comprises approximately 12% of total commercial outstandings, is focused on customers with sales volumes of less than $10 million. Both the Middle Market and Small Business lending activities utilize the Corporation's market presence and branch organization to develop market opportunities.

  Commercial lending is primarily done within the Maryland marketplace. The State of Maryland continued to lag the nation in key economic indicators in 1996. The specialized lending functions, particularly in the Transportation and Communications sectors, continued to experience strong rates of growth in 1996.

  In addition to monitoring exposure based on market segmentation, the Corporation monitors exposure based on industry classifications and establishes exposure limits that are reviewed by a committee of the Board of Directors.

            LOAN PORTFOLIO DISTRIBUTION BY INDUSTRY CLASSIFICATION

                                                 DECEMBER 31, 1996
                                   ---------------------------------------------
                                   OUTSTANDING  UNFUNDED   TOTAL   NONPERFORMING
                                     BALANCE   COMMITMENT EXPOSURE     LOANS
                                   ----------- ---------- -------- -------------
                                                  (IN THOUSANDS)
Transportation(1).................  $522,960    $ 43,061  $566,021    $  --
Communications(2).................   375,758     174,872   550,630     2,309
Healthcare(3).....................   366,256     100,536   466,792       282

--------
(1) Includes loans and leases for vessel, commercial aircraft and railroad equipment.
(2) Includes exposure to the cable industry, publishing/newspapers, wireless communications and broadcasting.
(3) Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.

  The Transportation industry exposure is comprised of 46.3% to vessels, 30.2% to railroad, 15.0% to commercial aircraft and 8.5% to other maritime. Exposure to the Transportation industry grew 23.4% from December 31, 1995. Loans and leases in the Transportation portfolio are to borrowers located throughout the world.

  The Healthcare industry exposure is comprised of 52.6% to nursing homes/assisted living facilities, 27.6% to noninstitutional providers including private practitioners and 19.8% to hospitals. Exposure to the Healthcare industry grew 9.5% from December 31, 1995. Consolidation in the Healthcare industry continues to provide financing opportunities for the Corporation.

  The Communications industry exposure is comprised of 45.1% to the cable industry, 23.5% to wireless communications, 21.7% to publishing/newspapers and 9.7% to broadcasting. Exposure to the Communications industry grew 14.3% from December 31, 1995. Loans in the Communications portfolio are to companies and systems located throughout the United States. Most of the growth in 1996 was in the cable industry and wireless communications sectors. Lending is primarily to established companies for the purchase and/or expansion of existing companies and systems.

COMMERCIAL REAL ESTATE

  The Corporation's commercial real estate portfolio represents loans secured primarily by real property other than 1-4 family residential properties. The properties financed include both investor and owner-occupied real estate. The commercial real estate portfolio includes the loan categories presented in the following table.

                      COMMERCIAL REAL ESTATE OUTSTANDINGS

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Real estate, construction................................ $  299,925 $  290,262
Real estate, commercial mortgages........................  1,153,319    975,474
                                                          ---------- ----------
  Total.................................................. $1,453,244 $1,265,736
                                                          ========== ==========

  Commercial real estate outstandings of $1.5 billion comprised 21.4% of the total loan portfolio at December 31, 1996. The 1st Washington acquisition resulted in an additional $112.9 million in commercial real estate loans based upon outstandings on the date of acquisition. In addition, there has been some strengthening of rental rates and property values in the Northern Virginia market which is still considered one of the top markets across all property sectors.

  The commercial real estate portfolio continues to be well-balanced by project type. The largest concentration was office buildings at 28.5% of total commercial real estate outstandings, followed by industrial warehouse at 17.1% and retail at 16.2%. Property types reflecting the most growth in 1996 were office, healthcare industry-related properties (including nursing homes), industrial warehouse, and retail.

     LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY PROPERTY TYPE

                                             DECEMBER 31, 1996
                            ---------------------------------------------------
                                   TOTAL LOANS
                            -------------------------
                                                                       OTHER
                            REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                            CONSTRUCTION   MORTGAGE       LOANS        OWNED
                            ------------ ------------ ------------- -----------
                                              (IN THOUSANDS)
Office buildings..........    $ 87,570    $  326,572     $   413      $   --
Industrial warehouse and
 other commercial
 properties...............      42,121       206,665       5,430          --
Retail....................      50,934       184,817       2,635        4,103
Hospitals/nursing home
 medical centers..........      17,408       117,535         --           --
Hotels/motels.............         --         58,301         --           --
Commercial land...........      27,984           634         518        4,783
Special purpose...........       6,103        91,352       1,263          --
Apartments................      30,093        62,563       5,553          --
Mixed use.................         --         47,864         --           --
Residential land..........      23,991         1,642         --         1,630
Other land--farm
 recreational facilities..         --          6,968         491          --
Residential properties
 held for resale..........      11,020         1,412       3,496          --
Miscellaneous.............       2,701        46,994         548          --
                              --------    ----------     -------      -------
  Total...................    $299,925    $1,153,319     $20,347      $10,516
                              ========    ==========     =======      =======

  The commercial real estate portfolio is geographically centered in the Corporation's regional marketplace, with 68.9% of the portfolio secured by properties in Maryland, 12.4% in Pennsylvania, 6.6% in Virginia, and 3.9% in Washington D.C.

   LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY GEOGRAPHIC REGION

                                              DECEMBER 31, 1996
                             ---------------------------------------------------
                                    TOTAL LOANS
                             -------------------------
                                                                        OTHER
                             REAL ESTATE, REAL ESTATE, NONPERFORMING REAL ESTATE
                             CONSTRUCTION   MORTGAGE       LOANS        OWNED
                             ------------ ------------ ------------- -----------
                                               (IN THOUSANDS)
Maryland....................   $241,992    $  759,130     $ 7,191      $ 6,177
Pennsylvania................     12,239       168,197       2,286        1,451
Virginia....................     24,048        71,927      10,277        2,388
Washington, D.C. ...........      8,188        48,705         593          --
Florida.....................      1,555        32,119         --           500
New Jersey..................        --         36,113         --           --
Delaware....................      4,501         8,967         --           --
All other...................      7,402        28,161         --           --
                               --------    ----------     -------      -------
  Total.....................   $299,925    $1,153,319     $20,347      $10,516
                               ========    ==========     =======      =======

REAL ESTATE, CONSTRUCTION

  Real estate construction outstandings include land acquisition and development loans, and building construction loans. Since December 31, 1995, real estate construction outstandings have increased $9.7 million or 3.3%. All of the growth resulted from the 1st Washington acquisition which added $32.2 million in construction loans on the date of acquisition. The Corporation continues to pursue high quality loan opportunities.

REAL ESTATE MORTGAGE, COMMERCIAL

  Commercial mortgage outstandings increased $177.8 million or 18.2% since December 31, 1995. Approximately 46% of the growth resulted from the 1st Washington acquisition. The improving real estate market and generally low interest rate environment during the year provided financing opportunities. The Corporation continues to focus on acquisition and refinancing loans for quality projects with strong sponsorship.

  As of December 31, 1996, $444.0 million or 38.5% of commercial mortgage outstandings were owner-occupied, which is defined as a property that is 51% or more physically occupied by the borrower or an affiliate of the borrower. The Corporation intends to continue to actively solicit this business to support its emphasis as a relationship lender for regional companies.

REAL ESTATE MORTGAGE, RESIDENTIAL

  The Corporation originates residential mortgage loans primarily for sale in the secondary market. New residential mortgage loan originations are normally financed through the Corporation's mortgage banking subsidiary, First National Mortgage Corporation, and are limited to Maryland, Virginia, Delaware, Pennsylvania, North Carolina, Kentucky, Tennessee, and Mississippi. These markets have generally shown growth in per capita income, a relatively low unemployment rate, a diversified and stable economic base and, despite slow local economic conditions, charge-offs have been negligible. Substantially all loans originated by the mortgage banking subsidiary are classified as loans held-for-sale on the consolidated statements of condition of the Corporation. New originations retained for the Corporation's residential real estate mortgage portfolio consist primarily of low-income housing and adjustable rate mortgages. Residential mortgages retained in the portfolio at December 31, 1996 increased $182.5 million from December 31, 1995. The 1st Washington acquisition resulted in an additional $193.3 million in residential mortgages on the date of acquisition. Excluding the 1st Washington impact, residential mortgages declined $10.8 million from December 31, 1995 to December 31, 1996.

RETAIL

  The Corporation provides a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through the branch banking system of the Corporation. In addition, automobile and marine loans are made available to the marketplace on an indirect basis by means of select third party referral sources. During 1996, the product of choice in the Corporation's marketplace as well as nationally was the home equity loan. The overall delinquency and net charge-off rates in the Corporation's retail loan portfolio were better than industry averages.

  As compared to December 31, 1995, retail loans increased $281.8 million to $1.4 billion at December 31, 1996. The growth in retail loans is primarily attributable to the following products: home equity loans (64%), indirect marine (18%), indirect automobile (11%) and home equity lines of credit (5%).

BANKCARD

  The Corporation, through its subsidiary, First Omni, offers both VISA(R) and MasterCard(R) bankcards on a nationwide basis. Outstanding bankcard loans totaled $596.5 million at December 31, 1996 compared to $654.7 million at December 31, 1995, a $58.2 million (8.9%) decrease. During 1996, the Corporation securitized an additional $335 million in bankcard loans, with total securitized bankcard loans of $500 million at December 31, 1996. On a managed basis, outstanding bankcard loans totaled $1.1 billion at December 31, 1996, a $276.8 million (33.8%) increase from the December 31, 1995 total of $819.7 million.

  In July 1995, First Omni entered into a Cobranding Agreement with Bell Atlantic Network Services, Inc. pursuant to which First Omni issues bankcards bearing the Bell Atlantic name and trademarks. Bell Atlantic Network Services, Inc. is a subsidiary of Bell Atlantic Corporation, a regional Bell holding company serving over 11 million customers in New Jersey, Delaware, Pennsylvania, Maryland, Virginia, West Virginia and the District of Columbia. Customers of Bell Atlantic who apply for and are qualified to receive a cobranded First Omni bankcard receive "rewards", funded by First Omni, based on the use of the card. The reward check, which carries the customer's name, address and telephone number, may only be used to pay the cardholder's Bell Atlantic residential phone bill. At December 31, 1996, bankcard loans related to the Bell Atlantic cobranding totaled $366.6 million, an increase of $283.7 million from the December 31, 1995 total of $82.9 million. Growth in the Bell Atlantic cobranding portfolio was the primary source of growth in the total managed bankcard loan portfolio.

  The Corporation's bankcard loan portfolio, like the portfolios of most other credit card issuers, is experiencing higher charge-off rates as a result of higher-than-anticipated levels of personal bankruptcies which reached record levels in 1996, and the general expansion of unsecured consumer credit. First Omni's charge-off levels are expected to follow industry trends to higher levels in 1997. Management continues to monitor trends in the portfolio and is managing credit line usage and underwriting standards in a more aggressive manner.

LEASES RECEIVABLE

  Leases receivable include retail automobile, small equipment and general equipment leasing portfolios. Leases receivable increased to $438.1 million at December 31, 1996 from $334.5 million at December 31, 1995. The general equipment leasing portfolio represents approximately 88% of total lease receivables with an emphasis on transportation equipment which includes railcars, tractors, trailers and some commercial aircraft. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

FOREIGN

  Foreign commercial and industrial loans totaled $365.8 million at December 31, 1996, an increase of $29.7 million when compared to December 31, 1995. Foreign loans consist of maritime industry exposure (75%), foreign direct investment exposure (12%) and other foreign exposure (13%). Growth in foreign loans in 1996 primarily resulted from growth in the maritime portfolio. The maritime portfolio is widely diversified geographically and is secured by first mortgages/liens on the financed vessels.

ASSET QUALITY

 Nonperforming Assets

  Nonperforming assets totaled $59.0 million at December 31, 1996, an increase of $14.2 million (31.5%) when compared to $44.8 million in nonperforming assets at December 31, 1995. The acquisition of 1st Washington resulted in an additional $17.5 million in nonperforming assets shortly after the acquisition. These additions included $16.4 million in nonaccrual real estate loans and $1.1 million in other real estate owned. Nonperforming assets also increased $24.2 million primarily due to the transfer of loans to nonaccrual status. These increases were partially offset by the following decreases in nonperforming assets in 1996: paydowns of $15.8 million, charge-offs of $7.3 million, other real estate owned sales of $2.8 million and loans reclassified to accrual status of $1.6 million. The most significant paydowns were on a variety of commercial and real estate transactions in which cash payments were received on nonaccrual loans. The charge-offs were primarily on nonaccrual commercial and construction mortgage loans and included approximately $5.0 million in charge-offs on loans acquired from 1st Washington. Loans reclassified to accrual status were primarily residential mortgages which met the regulatory tests for return to accrual status.

  Loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection;
(2) payment in full of interest or principal is not expected; or (3) due to deterioration in the financial position of the borrower. A loan remains on nonaccrual status until it is either current as to payment of principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning a loan to accrual status even though the loan has not been brought fully current. Under these guidelines, two criteria must be met: (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

  A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. Impaired loans do not include large groups of smaller balance, homogeneous loans such as residential mortgages, retail loans and bankcard loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the Corporation's impaired loans at December 31, 1996 and 1995.

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

                             NONPERFORMING ASSETS

                                               DECEMBER 31,
                                 ---------------------------------------------
                                  1996     1995     1994      1993      1992
                                 -------  -------  -------  --------  --------
                                          (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
Domestic:
  Commercial.................... $13,988  $16,587  $13,326  $ 47,521  $ 71,538
  Real estate, construction.....   4,014    1,125    2,709     5,787    17,917
  Real estate mortgage,
   commercial...................  16,333    4,785   27,633    44,853    64,757
  Real estate mortgage,
   residential..................   7,545    6,375    5,250     5,381     6,351
  Leases receivable.............     --       --        85       863     1,174
Foreign.........................   3,800    4,321    5,300     3,800    10,487
                                 -------  -------  -------  --------  --------
    Total nonaccrual loans......  45,680   33,193   54,303   108,205   172,224
Restructured loans..............     126      143    4,974     4,692     4,515
Other assets owned:
  Other real estate.............  12,765   11,546   18,920    26,427    30,993
  Valuation reserves............    (324)    (295)  (4,185)   (4,412)   (9,195)
  Other assets..................     705      250      118       510     1,210
                                 -------  -------  -------  --------  --------
Total other assets owned........  13,146   11,501   14,853    22,525    23,008
                                 -------  -------  -------  --------  --------
Total nonperforming assets...... $58,952  $44,837  $74,130  $135,422  $199,747
                                 =======  =======  =======  ========  ========
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned...................    0.87%    0.73%    1.35%     2.59%     3.83%
                                 =======  =======  =======  ========  ========
Accruing loans contractually
 past due 90 days or more as to
 principal or interest
  Domestic...................... $23,812  $18,808  $13,338  $ 17,172  $ 19,231
                                 =======  =======  =======  ========  ========

  The following table details the gross interest income that would have been received during the year ended December 31, 1996 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                                YEAR ENDED
                                                            DECEMBER 31, 1996
                                                            -------------------
                                                            DOMESTIC   FOREIGN
                                                              LOANS     LOANS
                                                            ---------  --------
                                                              (IN THOUSANDS)
Gross interest income that would have been recorded had
 nonaccrual loans been current in accordance with original
 terms.....................................................  $   3,854  $   373
Interest income actually recorded..........................        522      373

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which the Corporation has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 1996, the Corporation was monitoring $24.0 million of potential problem loans which were not included in the nonperforming assets table disclosed above. There were no other interest earning assets, other than loans, at December 31, 1996 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

ALLOWANCE FOR CREDIT LOSSES

  The Allowance for Credit Losses (the "Allowance") is created by direct charges against income in the form of quarterly provisions for credit losses. The amount of the Allowance equals the cumulative total of the provisions made from time to time, reduced by credit charge-offs, and increased by recoveries of credits previously charged-off. The Allowance will also increase by the allowance for credit losses of loan assets acquired and will be reduced by the allowance for credit losses associated with loan assets sold (including securitizations of loan assets).

  It is the policy of the Corporation to comply with OCC Banking Circular 201 (Revised) and the supplementary Interagency Policy Statement on the Allowance for Loan and Lease Losses released on December 21, 1993. The Corporation maintains an Allowance sufficient to absorb all estimated losses in the loan and lease portfolio. Generally, a charge to the Allowance is appropriate if it is determined that it is probable that an asset has been impaired such that the likelihood of full repayment is doubtful.

  All outstanding loans, leases and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for the estimated losses stemming from uncollectible interest because Corporation policy requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status. In 1996, the Corporation transferred $1.7 million of the Allowance related to off-balance sheet instruments to other liabilities. This amount represented reserves for mortgage loans sold with recourse exposure by a nonbanking subsidiary.

  All nonaccrual loans and certain substandard loans are analyzed individually to determine specific reserves. Reserve allocations for all other loans and leases are based upon actual historical loss experience by portfolio type over a period of years. In addition, the historical loss percentage for each pool is adjusted to reflect current conditions. Among the factors considered are the levels and trends in delinquencies and nonaccruals; trends in volumes and terms of loans; effects of any changes in lending policies and procedures; the experience, ability and depth of the lending management and staff; national and local economic trends and conditions; and concentrations of credit.

  The following table details certain information relating to the Allowance of the Corporation for the five years ended December 31, 1996. See also Note 6 of the Notes to Consolidated Financial Statements of the Corporation.

                  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Allowance at beginning
 of year................  $  177,621  $  191,024  $  200,006  $  201,451  $  205,397
Provision for credit
 losses.................       6,500      16,000      22,996      45,291      58,126
Losses charged-off:
  Commercial loans......       2,743       1,848       2,852      10,580      14,082
  Real estate loans,
   construction.........       3,520         635       1,333       1,079       3,692
  Real estate loans,
   mortgage:
    Residential.........         177         110         328         467         150
    Commercial..........       2,864         635       5,693       9,723       8,100
  Retail loans..........       5,893       2,988       4,798       6,005       6,569
  Bankcard loans........      30,156      30,352      27,180      25,360      30,219
  Leases receivable.....         125          40         343         516         919
  Foreign loans.........         --        1,840         --        2,561       6,360
                          ----------  ----------  ----------  ----------  ----------
      Total losses
       charged-off......      45,478      38,448      42,527      56,291      70,091
                          ----------  ----------  ----------  ----------  ----------
Recoveries of losses
 previously charged-off:
  Commercial loans......       1,787       1,025       3,908       1,108         393
  Real estate loans,
   construction.........         553         114         304          37          35
  Real estate loans,
   mortgage:
    Residential.........           8          28          29          16          56
    Commercial..........           7         338         438         129         348
  Retail loans..........       2,143       2,194       2,846       2,573       2,526
  Bankcard loans........       2,568       5,127       5,203       4,696       4,574
  Leases receivable.....         113         219         431         331         367
  Foreign loans.........         --          --          --        4,924       1,047
                          ----------  ----------  ----------  ----------  ----------
      Total recoveries..       7,179       9,045      13,159      13,814       9,346
                          ----------  ----------  ----------  ----------  ----------
Net losses charged-off..      38,299      29,403      29,368      42,477      60,745
Allowance of loans ac-
 quired or (sold).......      10,642         --       (2,610)     (4,259)     (1,327)
Transfer of allowance to
 reserve for off-balance
 sheet liability........      (1,662)        --          --          --          --
                          ----------  ----------  ----------  ----------  ----------
Total allowance at end
 of year................  $  154,802  $  177,621  $  191,024  $  200,006  $  201,451
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 average unearned
 income.................  $6,312,328  $5,804,653  $5,291,240  $5,099,293  $5,293,930
                          ==========  ==========  ==========  ==========  ==========
Year end loans, net of
 unearned income........  $6,798,445  $6,138,824  $5,458,891  $5,197,721  $5,187,612
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans, net of
 average unearned
 income.................        0.61%       0.51%       0.56%       0.83%       1.15%
Allowance as a percent-
 age of year end loans,
 net of unearned in-
 come...................        2.28        2.89        3.50        3.85        3.88
Allowance as a percent-
 age of nonperforming
 loans..................      337.95      532.82      322.26      177.16      113.98

  The following table provides an allocation of the Allowance to the respective loan classifications. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1996 was available to absorb losses occurring in any category of loans.

                 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                   DECEMBER 31,
                                   --------------------------------------------
                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Commercial loans.................. $ 10,337 $ 17,092 $ 19,222 $ 32,453 $ 39,544
Real estate loans, construction...    3,291    5,144    7,556    9,376   19,150
Real estate loans, mortgage:
  Residential.....................    1,334    1,150    1,022    1,087      546
  Commercial......................   13,412   11,533   23,818   39,845   41,090
Retail loans......................    4,151    3,257    3,213    6,266    7,026
Bankcard loans....................   31,801   36,141   30,830   35,950   37,420
Leases receivable.................   12,374   13,407   16,323    3,304    3,970
Foreign loans.....................   12,818    9,970   11,748    9,322   14,045
Unallocated.......................   65,284   79,927   77,292   62,403   38,660
                                   -------- -------- -------- -------- --------
    Total allowance............... $154,802 $177,621 $191,024 $200,006 $201,451
                                   ======== ======== ======== ======== ========

DEPOSITS

  The table below provides information on the average balances of and rates paid on the deposit categories indicated for the years ended December 31, 1996, 1995 and 1994. The aggregate amount of foreign deposits did not exceed 10% of average total deposits. The majority of deposits in the foreign banking office were in amounts in excess of $100 thousand.

                    AVERAGE DEPOSITS AND AVERAGE RATES PAID

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1996             1995             1994
                             ---------------- ---------------- ----------------
                             AVERAGE  AVERAGE AVERAGE  AVERAGE AVERAGE  AVERAGE
                             BALANCES  RATES  BALANCES  RATES  BALANCES  RATES
                             -------- ------- -------- ------- -------- -------
                                           (DOLLARS IN MILLIONS)
Deposits in domestic of-
 fices:
  Noninterest bearing de-
   mand..................... $1,946.6   -- %  $1,760.4   -- %  $1,730.1   -- %
                             --------  ----   --------  ----   --------  ----
  Interest bearing demand...    116.6  2.49      523.4  2.33      548.9  2.31
  Money market accounts.....  1,593.3  3.00    1,146.5  3.52    1,312.3  2.99
  Savings...................  1,048.4  2.60    1,048.1  2.71    1,144.4  2.73
  Other consumer time.......  1,676.9  5.30    1,532.0  5.27    1,410.7  4.19
  Large denomination time...    560.6  5.59      586.6  6.01      374.9  5.55
Deposits in foreign banking
 office.....................    131.1  5.36      147.1  5.88      114.0  5.37
                             --------  ----   --------  ----   --------  ----
    Total interest bearing
     deposits...............  5,126.9  4.00    4,983.7  4.12    4,905.2  3.45
                             --------         --------         --------
Total deposits.............. $7,073.5         $6,744.1         $6,635.3
                             ========         ========         ========
Total core deposits(1)...... $6,381.8         $6,010.4         $6,146.4
                             ========         ========         ========

--------
(1) Core deposits include all deposits in the preceding table except large denomination time deposits and deposits in the Corporation's foreign banking office.

  The following table details the maturity of domestic deposits of $100 thousand or more on December 31, 1996.

  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN
                          AMOUNTS OF $100,000 OR MORE

                                                       DECEMBER 31, 1996
                                                 ------------------------------
                                                 CERTIFICATES OTHER TIME
                                                 OF DEPOSIT,  DEPOSITS,
                                                   $100,000    $100,000
                                                   OR MORE     OR MORE   TOTAL
                                                 ------------ ---------- ------
                                                         (IN MILLIONS)
Within three months.............................    $178.9      $ --     $178.9
After three months but within six months........     144.3        8.0     152.3
After six months but within twelve months.......     123.0        2.5     125.5
After twelve months.............................     289.5        --      289.5
                                                    ------      -----    ------
  Total.........................................    $735.7      $10.5    $746.2
                                                    ======      =====    ======

SHORT-TERM BORROWINGS

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, the Corporation seeks to meet its liquidity needs in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1996.

                             SHORT-TERM BORROWINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Federal funds purchased:
  End of year outstandings........................ $314,570  $300,895  $205,856
  Highest month-end balance.......................  614,826   621,771   331,547
  Average balance.................................  509,466   420,093   288,762
  Average interest rate at year end...............     6.41%     5.70%     5.55%
  Weighted average interest rate(1)...............     5.28      5.67      4.27
Repurchase agreements:
  End of year outstandings........................ $218,977  $214,630  $313,916
  Highest month-end balance.......................  350,237   556,115   628,028
  Average balance.................................  253,993   328,874   354,644
  Average interest rate at year end...............     5.00%     5.06%     5.13%
  Weighted average interest rate(1)...............     4.79      5.62      3.60
Master demand notes of the Corporation:
  End of year outstandings........................ $320,619  $402,489  $402,539
  Highest month-end balance.......................  390,715   408,894   454,941
  Average balance.................................  352,615   385,582   441,384
  Average interest rate at year end...............     4.80%     5.20%     4.95%
  Weighted average interest rate(1)...............     4.86      5.55      3.79
Other borrowed funds, short-term:
  End of year outstandings........................ $500,858  $506,155  $138,968
  Highest month-end balance.......................  708,906   618,516   656,846
  Average balance.................................  345,632   370,218   330,616
  Average interest rate at year end...............     5.58%     6.04%     3.93%
  Weighted average interest rate(1)...............     5.45      6.26      3.71

--------
(1) The weighted average interest rate is calculated by dividing the annual interest expense by the daily average outstanding principal balance.

  As indicated, short-term borrowings include master demand notes of the Corporation. The master demand note ("masternote") is an unsecured obligation of the Corporation which was developed to meet the investment needs of the Corporation's cash management customers. Under the masternote program, available customer balances are invested overnight in masternotes. The proceeds are used to provide short-term funding to the Corporation's nonbank subsidiaries, with any excess funds invested in short-term liquid assets. Outstanding masternote balances are determined by the investable balances of the Corporation's sweep account customers that elect the masternote investment option.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

  The following table shows the changes in the Corporation's stockholders' equity for the years ended December 31, 1996, 1995 and 1994.

                        CHANGES IN STOCKHOLDERS' EQUITY

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Balance, beginning of year................  $1,183,574  $1,024,024  $  976,794
Net Income................................     132,337     120,187     111,140
Dividends declared on common stock........     (40,000)        --          --
Dividends declared on preferred stock.....     (11,820)    (11,820)    (11,820)
Dividends declared on redeemable preferred
 stock....................................        (203)        --          --
Change in net cost not yet recognized as
 periodic pension expense.................        (216)       (200)      1,443
Accretion of redeemable preferred stock...         (93)        --          --
Change in net unrealized gains (losses) on
 investment securities available-for-
 sale.....................................     (16,082)     51,383     (53,582)
Adjustment to preferred stock issuance
 costs....................................         --          --           49
                                            ----------  ----------  ----------
Balance, end of year......................  $1,247,497  $1,183,574  $1,024,024
                                            ==========  ==========  ==========

  The Corporation's stockholders' equity was $1.2 billion at December 31, 1996, an increase of $63.9 million over stockholders' equity at December 31, 1995. The $63.9 million (5.4%) increase in stockholders' equity is primarily due to $132.3 million of net income in 1996. Offsetting this increase were $40.0 million in common stock dividends and $12.0 million in preferred stock dividends declared in 1996 and a $16.1 million decline in the fair value of investment securities available-for-sale, net of income taxes. The primary source of growth in stockholders' equity from 1994 to 1995 was $120.2 million in net income and a $51.4 million increase in the fair value of investment securities available-for-sale, net of income taxes. Partially offsetting these increases were $11.8 million in preferred stock dividends declared in 1995.

  The following table details the Corporation's capital components and ratios at December 31, 1996, 1995 and 1994 based upon the capital requirements of the regulatory agencies discussed in Part I under "Business-Supervision and Regulation." Tier 1 and total capital increased $173.4 million and $189.6 million, respectively, from December 31, 1995 to December 31, 1996 due to $132.3 million in net income in 1996 coupled with the issuance of $147.1 million in guaranteed preferred beneficial interests in junior subordinated debentures. These instruments were accorded Tier 1 capital status by the Federal Reserve. Offsetting these increases were $40 million and $12 million in dividends declared on common and preferred stock, respectively, in 1996 along with an increase in disallowed goodwill of $52.6 million from the acquisitions of 1st Washington and Zirkin-Cutler during 1996. Total capital was positively impacted by the issuance of intermediate preferred stock in 1996 in connection with the Zirkin-Cutler acquisition during 1996. Significant transactions affecting regulatory capital in 1995 included $120.2 million in net income which was partially offset by $11.8 million in preferred dividends declared in 1995.

                              CAPITAL COMPONENTS

                                                    DECEMBER 31,
                                         ------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  ----------
                                               (DOLLARS IN THOUSANDS)
Preferred stockholders' equity.......... $   144,852  $   144,852  $  144,852
Common stockholder's equity.............   1,102,645    1,038,722     879,172
Guaranteed preferred beneficial
 interests in junior subordinated
 debentures.............................     147,113          --          --
Disallowed intangibles..................     (90,861)     (37,178)    (40,956)
Net unrealized losses (gains) on
 investment securities available-for-
 sale...................................      (8,332)     (24,414)     26,969
                                         -----------  -----------  ----------
  Tier 1 capital........................   1,295,417    1,121,982   1,010,037
                                         -----------  -----------  ----------
Qualifying long-term debt...............      99,765      103,721     109,676
Intermediate preferred stock............       7,700          --          --
Allowance for credit losses.............     115,173      102,754      91,105
Mandatory convertible securities........      59,977       59,969      59,960
                                         -----------  -----------  ----------
  Tier 2 capital........................     282,615      266,444     260,741
                                         -----------  -----------  ----------
Total capital........................... $ 1,578,032  $ 1,388,426  $1,270,778
                                         ===========  ===========  ==========
Risk adjusted assets.................... $ 9,174,168  $ 8,145,412  $7,188,442
Average quarterly assets (fourth quar-
 ter)................................... $10,725,996  $10,316,684  $9,180,622
Risk based capital ratios:
  Tier 1 capital to risk-adjusted as-
   sets.................................       14.12%       13.77%      14.05%
  Regulatory minimum....................        4.00         4.00        4.00
  Total capital to risk-adjusted as-
   sets.................................       17.20        17.05       17.68
  Regulatory minimum....................        8.00         8.00        8.00
Leverage ratio..........................       12.18        10.91       11.05

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans......................... $521,643 $510,874 $435,012
Interest and dividends on investment securities
 held-to-maturity:
  Taxable..........................................      --    82,873   87,502
Interest on investment securities available-for-
 sale:
  Taxable..........................................  166,117   70,403   47,634
  Tax-exempt.......................................    6,341   13,769   15,701
  Dividends........................................    1,683    1,229    1,092
Interest on loans held-for-sale....................    9,390    7,305    7,732
Interest on money market investments...............   13,855   21,088   25,073
                                                    -------- -------- --------
    Total interest and dividend income.............  719,029  707,541  619,746
                                                    -------- -------- --------
INTEREST EXPENSE
Interest on deposits...............................  205,169  205,566  169,191
Interest on Federal funds purchased and other
 short-term borrowings.............................   76,428   86,858   54,106
Interest on long-term debt.........................   33,721   22,124   17,802
                                                    -------- -------- --------
    Total interest expense.........................  315,318  314,548  241,099
                                                    -------- -------- --------
Net interest income................................  403,711  392,993  378,647
Provision for credit losses (note 6)...............    6,500   16,000   22,996
                                                    -------- -------- --------
Net interest income after provision for credit
 losses............................................  397,211  376,993  355,651
                                                    -------- -------- --------
NONINTEREST INCOME
Service charges on deposit accounts................   80,659   71,852   72,300
Mortgage banking income............................   29,966   16,216   16,426
Trust and investment advisory fees.................   28,658   22,228   19,513
Servicing income...................................   26,126   22,564   18,750
Credit card income.................................    9,949   17,352   17,062
Securities gains, net..............................      103    2,136   15,616
Other income (note 17).............................   41,431   43,562   51,311
                                                    -------- -------- --------
    Total noninterest income.......................  216,892  195,910  210,978
                                                    -------- -------- --------
NONINTEREST EXPENSES
Salaries and wages.................................  181,842  172,196  165,834
Other personnel costs (notes 16 and 23)............   44,791   39,655   42,594
Occupancy costs (notes 7 and 19)...................   32,899   32,188   32,565
Equipment costs (notes 7 and 19)...................   32,019   30,117   29,586
Other operating expenses (note 17).................  115,365  114,568  125,622
                                                    -------- -------- --------
    Total noninterest expenses.....................  406,916  388,724  396,201
                                                    -------- -------- --------
Income before income taxes.........................  207,187  184,179  170,428
Income tax expense (note 18).......................   74,850   63,992   59,288
                                                    -------- -------- --------
Net income......................................... $132,337 $120,187 $111,140
                                                    ======== ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks.............................  $   841,822  $   775,582
Money market investments (note 3)...................       75,470      366,355
Investment securities available-for-sale (note 4)...    2,552,620    2,794,023
Loans held-for-sale.................................      150,742      116,002
Loans, net of unearned income of $130,026 in 1996
 and $114,813 in 1995:
  Commercial........................................    1,731,031    1,798,248
  Real estate, construction.........................      299,925      290,262
  Real estate, mortgage:
    Residential.....................................      833,045      650,588
    Commercial......................................    1,153,319      975,474
  Retail............................................    1,380,767    1,098,955
  Bankcard..........................................      596,474      654,653
  Leases receivable (note 5)........................      438,060      334,504
  Foreign...........................................      365,824      336,140
                                                      -----------  -----------
    Total loans, net of unearned income.............    6,798,445    6,138,824
Allowance for credit losses (note 6)................     (154,802)    (177,621)
                                                      -----------  -----------
    Loans, net......................................    6,643,643    5,961,203
Premises and equipment (note 7).....................      106,701      104,379
Due from customers on acceptances...................        8,725       14,144
Other assets........................................      411,301      334,484
                                                      -----------  -----------
      Total assets..................................  $10,791,024  $10,466,172
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits......................  $ 2,248,252  $ 2,055,129
  Interest bearing deposits.........................    5,135,616    4,859,031
Interest bearing deposits in foreign banking of-
 fice...............................................      113,830      129,022
                                                      -----------  -----------
    Total deposits..................................    7,497,698    7,043,182
Federal funds purchased and securities sold under
 repurchase agreements (note 11)....................      533,547      515,525
Other borrowed funds, short-term (note 12)..........      821,477      908,644
Bank acceptances outstanding........................        8,725       14,144
Accrued taxes and other liabilities (note 18).......      297,525      286,416
Long-term debt (note 13)............................      229,742      514,687
                                                      -----------  -----------
      Total liabilities.............................    9,388,714    9,282,598
                                                      -----------  -----------
Guaranteed preferred beneficial interests in junior
 subordinated debentures (note 14)..................      147,113          --
                                                      -----------  -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par
 value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares
 (note 15)..........................................        7,700          --
                                                      -----------  -----------
Commitments and contingent liabilities (notes 19 and
 22)
Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A, $5
   par value per share, $25 liquidation preference
   per share; authorized 8,910,000 shares; issued
   6,000,000 shares.................................       30,000       30,000
  Common stock, $1/7 par value per share; authorized
   600,000,000 shares;
   issued 594,480,215 shares........................       84,926       84,926
  Capital surplus...................................      198,176      198,176
  Retained earnings.................................      926,063      846,058
  Net unrealized gains on investment securities
   available-for-sale...............................        8,332       24,414
                                                      -----------  -----------
    Total stockholders' equity......................    1,247,497    1,183,574
                                                      -----------  -----------
      Total liabilities, guaranteed preferred
       beneficial interests in junior subordinated
       debentures, redeemable preferred stock and
       stockholders' equity.........................  $10,791,024  $10,466,172
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   NET
                                                               UNREALIZED
                                                                  GAINS
                                                               (LOSSES) ON
                                                               INVESTMENT
                                                               SECURITIES
                          PREFERRED COMMON  CAPITAL  RETAINED  AVAILABLE-
                            STOCK    STOCK  SURPLUS  EARNINGS   FOR-SALE     TOTAL
                          --------- ------- -------- --------  ----------- ----------
                                                (IN THOUSANDS)
BALANCE ON DECEMBER 31,
 1993...................   $30,000  $84,926 $198,127 $637,128   $ 26,613   $  976,794
Net income..............                              111,140                 111,140
Dividends declared on
 preferred stock........                              (11,820)                (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                1,443                   1,443
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                         (53,582)     (53,582)
Adjustment to preferred
 stock issuance cost....                          49                               49
                           -------  ------- -------- --------   --------   ----------
BALANCE ON DECEMBER 31,
 1994...................    30,000   84,926  198,176  737,891    (26,969)   1,024,024
Net income..............                              120,187                 120,187
Dividends declared on
 preferred stock........                              (11,820)                (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                 (200)                   (200)
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                          51,383       51,383
                           -------  ------- -------- --------   --------   ----------
BALANCE ON DECEMBER 31,
 1995...................    30,000   84,926  198,176  846,058     24,414    1,183,574
Net income..............                              132,337                 132,337
Dividends declared on
 common stock...........                              (40,000)                (40,000)
Dividends declared on
 preferred stock........                              (11,820)                (11,820)
Dividends declared on
 redeemable preferred
 stock..................                                 (203)                   (203)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                 (216)                   (216)
Accretion of redeemable
 preferred stock........                                  (93)                    (93)
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                         (16,082)     (16,082)
                           -------  ------- -------- --------   --------   ----------
BALANCE ON DECEMBER 31,
 1996...................   $30,000  $84,926 $198,176 $926,063   $  8,332   $1,247,497
                           =======  ======= ======== ========   ========   ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1996          1995         1994
                                        ------------  ------------  -----------
                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................  $    132,337  $    120,187  $   111,140
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Provision for credit losses..........         6,500        16,000       22,996
 Provision for other real estate
  losses..............................            77           264           44
 Depreciation and amortization........        36,402        32,089       32,033
 Deferred income tax expense..........        48,633        32,268       18,399
 Net loss (gain) on the sale of
  assets..............................           177        (3,037)     (25,014)
 Net (increase) decrease in loans
  originated for sale.................       (22,358)      (40,636)     181,361
 Decrease (increase) in trading
  account securities..................           326        27,679       (3,273)
 Decrease (increase) in accrued
  interest receivable.................        16,838        (2,750)      (5,648)
 (Decrease) increase in accrued
  interest payable....................       (22,935)       22,240       (1,493)
 Other, net...........................       (33,961)       65,426      (46,114)
                                        ------------  ------------  -----------
 Net cash provided by operating
  activities..........................       162,036       269,730      284,431
                                        ------------  ------------  -----------
INVESTING ACTIVITIES
Proceeds from sales of investment se-
 curities available-for-sale..........     1,170,054       869,803    1,271,669
Proceeds from sales of investment se-
 curities held-to-maturity............           --            --        20,383
Proceeds from paydowns and maturities
 of investment securities available-
 for-sale(1)..........................    15,690,565     6,346,840      147,244
Proceeds from paydowns and maturities
 of investment securities held-to-ma-
 turity(1)............................           --     22,843,092      360,323
Purchases of investment securities
 available-for-sale(1)................   (16,198,470)   (7,563,941)  (1,198,841)
Purchases of investment securities
 held-to-maturity(1)..................           --    (22,809,646)     (22,832)
Net decrease (increase) in short-term
 investments..........................       269,874      (163,207)     (38,114)
Proceeds from sales of loans..........           --            --        48,420
Purchase of loans.....................           --            (19)        (255)
Net disbursements from lending activi-
 ties of banking subsidiaries.........      (679,731)     (704,398)    (321,126)
Principal collected on loans of non-
 bank subsidiaries....................        40,600        31,858       25,846
Loans originated by nonbank subsidiar-
 ies..................................       (57,474)      (40,272)     (30,250)
Principal payments received under
 leases...............................         3,566         4,652        4,916
Purchases of assets to be leased......       (17,192)       (7,549)      (3,090)
Proceeds from the sale of other real
 estate...............................         3,120        10,727       12,189
Proceeds from the sale of premises and
 equipment............................         1,276           798        2,850
Purchases of premises and equipment...       (25,613)      (25,826)     (24,464)
Proceeds from the sale of deposits....           --            --      (193,945)
Purchases of deposits.................           --          6,694       96,600
Securitization and sale of bankcard
 loans................................       337,716           --           --
Purchase of banking subsidiary........       (83,522)          --           --
Purchase of investment management com-
 pany.................................        (4,767)          --           --
Purchase of mortgage company..........           --            --          (905)
Other, net............................         1,192       (17,874)     (19,259)
                                        ------------  ------------  -----------
 Net cash provided by (used for)
  investing activities................       451,194    (1,218,268)     137,359
                                        ------------  ------------  -----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits...        28,250       402,805      (43,008)
Net (decrease) increase in short-term
 borrowings...........................      (405,452)      362,890     (332,356)
Principal payments on long-term debt..       (10,000)          --           --
Proceeds from the issuance of medium-
 term bank notes......................        50,000       325,000       25,000
Payments on medium-term bank notes....      (325,000)      (25,000)         --
Proceeds from the issuance of guaran-
 teed preferred beneficial interests
 in junior subordinated debentures....       145,801           --           --
Cash dividends paid...................       (52,023)      (11,820)     (10,440)
                                        ------------  ------------  -----------
 Net cash (used for) provided by
  financing activities................      (568,424)    1,053,875     (360,804)
                                        ------------  ------------  -----------
Increase in cash and cash equiva-
 lents................................        44,806       105,337       60,986
Cash and cash equivalents at beginning
 of year..............................       797,460       692,123      631,137
                                        ------------  ------------  -----------
Cash and cash equivalents at December
 31,..................................  $    842,266  $    797,460  $   692,123
                                        ============  ============  ===========
SUPPLEMENTAL DISCLOSURES
 Interest payments....................  $    329,677  $    292,308  $   241,465
 Income tax payments..................        21,142        48,244       44,881
NONCASH INVESTING AND FINANCING ACTIV-
 ITIES
 Loan charge offs.....................        45,478        38,448       42,527
 Transfers to other real estate.......         3,074         6,392        2,813

--------
(1) Includes purchases and maturities of Federal Agency discount notes which were utilized by the parent company of the Corporation for liquidity management purposes. See Note 25 of the Notes to the Consolidated Financial Statements.

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

  Business--The Corporation is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, The First National Bank of Maryland and First Omni Bank, N.A. (collectively the "National Banks") and The York Bank and Trust Company (collectively with the National Banks, the "Banks"). Other subsidiaries of the Corporation are primarily engaged in consumer banking, construction lending, equipment, consumer, and commercial financing and investment advisory services. The Corporation's primary market area is the Baltimore/Washington marketplace which encompasses all of Maryland, Washington, D.C., northern Virginia and south central Pennsylvania. The Corporation is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

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

  Securities--Securities are classified into either the trading portfolio or the available-for-sale portfolio. At the time of purchase, management determines the appropriate designation for debt and equity securities.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value of trading account securities are reported in other noninterest income.

  Securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity.

  Amortization and accretion of discounts and premiums associated with securities classified as available-for-sale are computed on the straight-line basis adjusted for expected prepayment experience, which does not differ significantly from the level yield method. Realized gains and losses, and declines in value judged to be other-than-temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

  Loans Held-For-Sale--Loans held-for-sale are stated at the lower of aggregate cost or fair value.

  Loans--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect related estimated residual values to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on discounted loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees are generally recognized as income over the commitment and loan periods, respectively. Loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or (3) due to the deterioration in the financial position of the borrower. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  The Corporation adopted the provisions of Statements of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral, if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses.

  Allowance for Credit Losses--The allowance for credit losses ("allowance") is maintained to absorb all estimated losses in the loan and lease portfolio by direct charges against income in the form of provisions for credit losses. The allowance equals the cumulative total of the provisions made from time to time, reduced by credit charge-offs, and increased by recoveries of credits previously charged-off. The allowance is also increased by the allowance attributable to loans acquired and is reduced by the allowance attributable to loans sold, including securitizations of loans.

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

  Intangible Assets--Intangible assets primarily represent the premium on purchased deposits and assets and the excess of cost over net assets of acquired businesses (goodwill). Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. Premiums on purchased bankcard loans are amortized using an accelerated method over the estimated lives of the portfolios, deemed to be 10 years. Other acquired intangible assets such as premiums on deposits are amortized on a straight-line basis over the expected periods of benefit. Management evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and identifiable intangible assets. Impairment is measured using estimates of the future earnings potential of the entity or assets acquired.

  The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996 which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the financial statements of the Corporation.

  Mortgage Servicing Rights--The Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" in 1995 which requires an allocation of a portion of the total cost of applicable mortgage loans to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes are used to determine the fair value of the mortgage servicing rights at origination. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are written off. The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed the fair value.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

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

  Sales and Servicing of Loans--The Corporation periodically securitizes and sells bankcard loans and other consumer loans. Servicing income, which represents the excess of interest and other fees earned on securitized assets over the interest paid to the investors, estimated credit losses, servicing fees and other trust expenses, is recorded over the life of the transaction as earned. Transaction expenses are deferred and amortized over the reinvestment period of the transaction as a reduction of servicing income.

  Statement of Cash Flows--For purposes of reporting cash flows, cash equivalents include cash and due from banks and interest bearing deposits in other banks of $444 thousand, $21.9 million and $137.2 million at December 31, 1996, 1995 and 1994, respectively, which are included in money market investments in the consolidated statements of condition.

  Reclassifications--Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

  Prospective Accounting Pronouncements--In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize the financial assets when control has been surrendered in accordance with the criteria provided in the Statement. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 with the exception of certain provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral. These provisions have been delayed until after December 31, 1997 by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Corporation will apply the new rules prospectively to applicable transactions in 1997. The adoption of these Statements is not expected to have a material impact on the financial statements of the Corporation.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

2. ACQUISITIONS

 1st Washington Bancorp, Inc.

  On July 16, 1996, the Corporation acquired 1st Washington Bancorp, Inc. ("1st Washington"), a savings and loan holding company headquartered in Herndon, Virginia, whose principal subsidiary was Washington Federal Savings Bank. Under terms of the agreement, the shareholders of 1st Washington received $8.125 in cash per share, for a total purchase price of $83.5 million. On the date of the acquisition, the Corporation acquired total assets of $866.2 million which included $325.7 million in loans and $426.3 million in deposits. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 16, 1996. As a result of the acquisition, the Corporation recorded $46.5 million in goodwill which is amortized on a straight line basis over a period of 25 years.

 Zirkin-Cutler Investments, Inc.

  On July 1, 1996, the Corporation acquired Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), a Washington, D.C. investment management company. Under terms of the agreement, the principals of Zirkin-Cutler received $4.8 million in cash and 90 thousand shares of redeemable preferred stock. On the date of acquisition, Zirkin-Cutler had $1.1 billion in assets under investment management. This acquisition was accounted for as a purchase and the results of operations have been included with the Corporation's results of operations since July 1, 1996. As a result of the acquisition, the Corporation recorded $12.2 million in goodwill and other intangible assets which are amortized on a straight line basis over periods ranging from 6 to 25 years.

 Dauphin Deposit Corporation

  On January 21, 1997, the Corporation, AIB and Dauphin Deposit Corporation ("Dauphin") entered into a definitive agreement and plan of merger, pursuant to which Dauphin will merge with and into the Corporation. Dauphin shareholders will receive cash and AIB American Depository Shares ("AIB ADSs") with an aggregate value of approximately $1.36 billion based upon the market price of AIB ADSs on January 21, 1997. Dauphin and its bank and nonbank subsidiaries provide corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions, primarily in south-central Pennsylvania. At December 31, 1996, Dauphin had consolidated total assets of $5.9 billion, total deposits of $4.0 billion, and total stockholders' equity of $570.4 million. The purchase of Dauphin is subject to both Dauphin and AIB shareholder approval as well as U.S. and Irish regulatory approvals.

3. MONEY MARKET INVESTMENTS

  Money market investments at December 31, 1996 and 1995 include the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               ------- --------
                                                                (IN THOUSANDS)
   Interest bearing deposits in other banks................... $   444 $ 21,878
   Trading account securities.................................     --       326
   Federal funds sold.........................................  32,975  322,275
   Securities purchased under agreements to resell............  42,051   21,876
                                                               ------- --------
     Total money market investments........................... $75,470 $366,355
                                                               ======= ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4. INVESTMENT SECURITIES

  The amortized cost and fair values of available-for-sale securities at December 31, 1996 are as follows:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   U.S. Treasury and U.S. Govern-
    ment Agencies.................  $  614,843  $ 2,610    $ (6,392) $  611,061
   Mortgage-backed obligations....   1,161,369    6,921      (8,641)  1,159,649
   Collateralized mortgage obliga-
    tions.........................     365,984    4,453      (1,781)    368,656
   Asset-backed securities........     204,657    2,028        (263)    206,422
   Obligations of states and po-
    litical subdivisions..........      93,987    5,049        (147)     98,889
   Other debt securities..........      47,140      455         --       47,595
   Equity securities..............      50,617    9,816         (85)     60,348
                                    ----------  -------    --------  ----------
     Total........................  $2,538,597  $31,332    $(17,309) $2,552,620
                                    ==========  =======    ========  ==========

  The amortized cost and fair values of available-for-sale securities at December 31, 1995 are as follows:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   U.S. Treasury and U.S.
    Government Agencies...........  $  891,263  $10,092    $(1,008)  $  900,347
   Mortgage-backed obligations....   1,232,652   13,899     (1,212)   1,245,339
   Collateralized mortgage obliga-
    tions.........................     408,335    6,010     (2,056)     412,289
   Asset-backed securities........      12,775       93                  12,868
   Obligations of states and po-
    litical subdivisions..........      98,009    7,040       (163)     104,886
   Other debt securities..........      77,906      --         --        77,906
   Equity securities..............      33,454    6,934        --        40,388
                                    ----------  -------    -------   ----------
     Total........................  $2,754,394  $44,068    $(4,439)  $2,794,023
                                    ==========  =======    =======   ==========

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1996 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            DECEMBER 31, 1996
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Due in one year or less............................... $   72,706 $   72,899
   Due after one year through five years.................    556,449    554,908
   Due after five years through ten years................     48,091     48,742
   Due after ten years...................................     78,724     80,996
   Mortgage-backed securities(1).........................  1,732,010  1,734,727
                                                          ---------- ----------
     Total............................................... $2,487,980 $2,492,272
                                                          ========== ==========

--------
(1) Includes mortgage-backed securities and collateralized mortgage obligations.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Proceeds from the sale of investment securities available-for-sale were $1.2 billion and $869.8 million during 1996 and 1995, respectively. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
                                                          (IN THOUSANDS)
   Gross gains...................................... $      3,555  $      5,910
   Gross losses.....................................       (3,452)       (3,774)
                                                     ------------  ------------
     Total.......................................... $        103  $      2,136
                                                     ============  ============

  On December 8, 1995, consistent with the implementation guidance provided in the FASB Special Report titled "A Guide to the Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities", the Corporation reassessed the appropriateness of the classification of securities in the held-to-maturity portfolio and elected to transfer all securities in the held-to-maturity portfolio to the available-for-sale portfolio. The investment securities transferred had an amortized cost of $1.3 billion and net unrealized gains of $780 thousand on the date of transfer.

  Proceeds from the sale of investment securities held-to-maturity were $20.4 million during 1994. These sales occurred as a result of the dissolution of a nonbanking subsidiary of the Corporation. Gross gains and losses realized on the sale of investment securities held-to-maturity were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Gross gains...................................... $    --  $    --  $     67
   Gross losses.....................................      --       --       (39)
                                                     -------- -------- --------
     Total.......................................... $    --  $    --  $     28
                                                     ======== ======== ========

  Investment securities from the consolidated investment portfolio with a book value of $851.9 million at December 31, 1996 and $627.6 million at December 31, 1995 were pledged to secure public funds, trust deposits, repurchase agreements and funds transactions and for other purposes required by law.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

5. LEASES RECEIVABLE

  The Corporation's direct financing portfolio consists of general equipment leases with an emphasis on transportation equipment in addition to retail automobile leases. Leveraged leases consist of general and transportation equipment leasing. The following table details the components of the net investment in leases at December 31, 1996 and 1995:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Direct financing leases:
     Lease payments receivable............................ $ 267,469  $ 205,184
     Less allowance for credit losses.....................    (1,090)    (1,079)
                                                           ---------  ---------
     Net lease payments receivable........................   266,379    204,105
     Estimated residual values............................    47,615     38,308
                                                           ---------  ---------
                                                             313,994    242,413
     Less unearned income.................................   (67,154)   (55,128)
                                                           ---------  ---------
     Net investment in direct financing leases............ $ 246,840  $ 187,285
                                                           =========  =========
   Leveraged leases:
     Lease payments receivable............................ $  94,856  $  76,071
     Estimated residual values............................   144,912    108,228
                                                           ---------  ---------
                                                             239,768    184,299
     Less unearned income.................................   (49,638)   (38,159)
                                                           ---------  ---------
     Investment in leveraged leases.......................   190,130    146,140
     Less related deferred taxes..........................  (134,162)  (104,598)
                                                           ---------  ---------
     Net investment in leveraged leases................... $  55,968  $  41,542
                                                           =========  =========

  Minimum lease payments receivable at December 31, 1996 are due as follows:

                                                               AFTER
    1997       1998        1999        2000        2001         2001        TOTAL
   -------    -------     -------     -------     -------     --------     --------
                              (IN THOUSANDS)
   $44,259    $51,797     $52,252     $62,365     $42,905     $301,274     $554,852

6. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

  The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through charges against income in the form of provisions for credit losses.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. The Corporation defines "minimum delay" as past due less than 90 days.

  Impaired loans include commercial, construction, commercial mortgage and foreign loans. Impaired loans do not include large groups of smaller balance, homogeneous loans such as residential mortgages, retail loans and bankcard loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. Reserves for probable future credit losses related to impaired loans are included in the allowance for credit losses applicable to other than impaired loans. The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance. Impaired loans are charged-off when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with the Corporation's method of interest recognition on nonaccrual loans.

  In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. At December 31, 1996, the difference between total nonaccrual loans and total impaired loans was $11.3 million which included the following: nonaccrual residential loans of $7.5 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

  The following table presents impaired loans by type and any related valuation allowance at December 31, 1996:

                                              IMPAIRED    IMPAIRED
                                    TOTAL    LOANS WITH  LOANS WITH   RELATED
                                   IMPAIRED NO VALUATION A VALUATION VALUATION
                                    LOANS    ALLOWANCE    ALLOWANCE  ALLOWANCE
                                   -------- ------------ ----------- ---------
                                                 (IN THOUSANDS)
   Commercial..................... $13,988    $10,358      $3,630      $632
   Real estate, construction......   4,014      4,014         --        --
   Real estate mortgage, commer-
    cial..........................  16,333     11,076       5,257       182
                                   -------    -------      ------      ----
     Total........................ $34,335    $25,448      $8,887      $814
                                   =======    =======      ======      ====

  The following table presents impaired loans by type and any related valuation allowance at December 31, 1995:

                                              IMPAIRED    IMPAIRED
                                    TOTAL    LOANS WITH  LOANS WITH   RELATED
                                   IMPAIRED NO VALUATION A VALUATION VALUATION
                                    LOANS    ALLOWANCE    ALLOWANCE  ALLOWANCE
                                   -------- ------------ ----------- ---------
                                                 (IN THOUSANDS)
   Commercial..................... $16,588    $15,370      $1,218      $570
   Real estate, construction......   1,125      1,033          92        35
   Real estate mortgage,
    commercial....................   4,785      4,020         765       130
   Foreign........................     521        521         --        --
                                   -------    -------      ------      ----
     Total........................ $23,019    $20,944      $2,075      $735
                                   =======    =======      ======      ====

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------ ------------
                                                           (IN THOUSANDS)
   Year-to-date average recorded investment in
    impaired loans..................................  $     27,639 $     33,604
   Year-to-date interest income recognized during
    impairment......................................           201          396
   Year-to-date interest income recognized on a cash
    basis during impairment.........................           201          396

  At December 31, 1996, the majority of the impaired loans were measured using the fair value of the loan's collateral. The $814 thousand and $735 thousand valuation allowances for impaired loans at December 31, 1996 and 1995, respectively and the activity related to impaired loans for the years ended December 31, 1996 and 1995 is included in the allowance for credit losses discussed below.

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged-off and that the allowance is adequate to cover all losses inherent in the portfolio at December 31, 1996. A summary of the activity in the allowance for the three years ended December 31, 1996 follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Balance beginning of year....................  $177,621  $191,024  $200,006
   Provision charged to operating expenses......     6,500    16,000    22,996
   Less charge-offs, net of recoveries of
    $7,179, $9,045, and $13,159.................   (38,299)  (29,403)  (29,368)
   Allowance on acquired (sold) loans...........    10,642       --     (2,610)
   Transfer of allowance to reserve for off-bal-
    ance sheet liability........................    (1,662)      --        --
                                                  --------  --------  --------
   Balance at end of year.......................  $154,802  $177,621  $191,024
                                                  ========  ========  ========

7. PREMISES AND EQUIPMENT

  Components of premises and equipment at December 31, 1996 and 1995 are as follows:

                                   DECEMBER 31, 1996              DECEMBER 31, 1995
                             ------------------------------ ------------------------------
                                      ACCUMULATED                    ACCUMULATED
                                      DEPRECIATION                   DEPRECIATION
                                          AND                            AND
                               COST   AMORTIZATION   NET      COST   AMORTIZATION   NET
                             -------- ------------ -------- -------- ------------ --------
                                                    (IN THOUSANDS)
   Land....................  $ 11,278   $    --    $ 11,278 $ 11,107   $    --    $ 11,107
   Buildings and land
    improvements...........    48,371     21,591     26,780   46,567     20,238     26,329
   Leasehold improvements..    41,234     23,115     18,119   38,580     21,261     17,319
   Furniture and equip-
    ment...................    56,679     38,066     18,613   54,178     38,411     15,767
   Computer hardware and
    software...............    90,218     58,307     31,911   82,114     48,257     33,857
                             --------   --------   -------- --------   --------   --------
     Total.................  $247,780   $141,079   $106,701 $232,546   $128,167   $104,379
                             ========   ========   ======== ========   ========   ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Depreciation and amortization on premises and equipment charged to operations amounted to $23.2 million in 1996, $22.4 million in 1995, and $20.4 thousand in 1994.

8. INTANGIBLE ASSETS

  Intangible assets at December 31, 1996 and 1995 included the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   Goodwill.................................................... $79,454 $28,693
   Premium on bankcard loans...................................   7,986  11,476
   Premium on deposits.........................................   6,729   7,787
   Employment contracts........................................   3,891     --
   Other.......................................................     787     698
                                                                ------- -------
     Total..................................................... $98,847 $48,654
                                                                ======= =======

9. MORTGAGE SERVICING RIGHTS

  The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" in 1995 which requires an allocation of a portion of the total cost of applicable mortgage loans to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination.

  Mortgage servicing rights activity for the three years ended December 31, 1996 is as follows:

                                            YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------
                                     1996                 1995           1994
                             -------------------- -------------------- ---------
                             ORIGINATED PURCHASED ORIGINATED PURCHASED PURCHASED
                             ---------- --------- ---------- --------- ---------
                                                 (IN THOUSANDS)
   Balance beginning of
    year...................   $ 5,033    $1,067     $  --     $1,270    $  777
   Capitalized mortgage
    servicing rights.......       732        44      5,610       311       889
   Amortization............      (783)     (197)      (538)     (514)     (396)
   Sale of servicing.......    (4,334)     (914)       --        --        --
   Purchased mortgage
    servicing rights
    acquired...............       --      2,598        --        --        --
   Valuation allowance.....       --        --         (39)      --        --
                              -------    ------     ------    ------    ------
   Balance at end of year..   $   648    $2,598     $5,033    $1,067    $1,270
                              =======    ======     ======    ======    ======

10. VALUATION ALLOWANCE FOR OTHER REAL ESTATE OWNED

  A summary of the activity in the valuation allowance for other real estate owned is provided below:

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996     1995       1994
                                                   -----------------  --------
                                                        (IN THOUSANDS)
   Balance beginning of year.....................  $  295  $   4,185  $  4,412
   Provision for other real estate losses........      77        264        44
   Writedowns....................................     (77)    (4,154)     (271)
   Valuation allowance of acquired other real es-
    tate owned...................................      29        --        --
                                                   ------  ---------  --------
   Balance at end of year........................  $  324  $     295  $  4,185
                                                   ======  =========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

11. FUNDS SOLD AND PURCHASED AND REPURCHASE AGREEMENTS

  Federal funds sold and purchased generally represent one-day transactions, a portion of which arise because of the Corporation's market activity in Federal funds on behalf of its correspondent banks. At December 31, 1996, federal funds sold totaled $33.0 million and federal funds purchased totaled $314.5 million. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and generally mature within three months.

  At December 31, 1996, securities purchased under agreements to resell totaled $42.1 million. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities purchased under agreements to resell averaged approximately $222.0 million during 1996, and the maximum amount outstanding at any month end during 1996 was $470.3 million.

  At December 31, 1996, securities sold under agreements to repurchase totaled $219.0 million. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities sold under agreements to repurchase averaged approximately $254.0 million during 1996, and the maximum amount outstanding at any month end during 1996 was $350.2 million.

12. OTHER BORROWED FUNDS, SHORT-TERM

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 1996 and 1995:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Bank notes................................................ $400,000 $400,000
   Master demand notes of the Corporation....................  320,619  402,489
   Federal funds purchased-term..............................   60,000   80,000
   Treasury tax and loan note account........................   10,965    6,000
   Other.....................................................   29,893   20,155
                                                              -------- --------
     Total................................................... $821,477 $908,644
                                                              ======== ========

  At December 31, 1996, the Corporation had available lines of credit with third-party banks aggregating $100 million to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

13. LONG-TERM DEBT

  Following is a summary of the long-term debt of the Corporation at December 31, 1996 and 1995 which is all unsecured:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Floating Rate Medium-term bank note due October 2, 1996..  $    --  $ 75,000
   Floating Rate Medium-term bank note due October 23,
    1996....................................................       --   100,000
   5.72% Medium-term bank note due October 31, 1996.........       --   100,000
   Floating Rate Medium-term bank note due November 1,
    1996....................................................       --    50,000
   Floating Rate Medium-term bank note due April 20, 1998...    50,000      --
   10.375% Subordinated Capital Notes due August 1, 1999....    59,977   59,969
   9.15% Notes due June 1, 1996.............................       --    10,000
   8.68% Notes due January 31, 1997.........................    10,000    9,998
   8.67% Notes due March 20, 1997...........................    10,000    9,998
   8.375% Subordinated Notes due May 15, 2002...............    99,765   99,722
                                                              -------- --------
     Total..................................................  $229,742 $514,687
                                                              ======== ========

  The combined maturities of all long-term debt are as follows:

        1997       1998        1999       2000      2001      THEREAFTER      TOTAL
       -------    -------     -------     -----     -----     ----------     --------
                                 (IN THOUSANDS)
       $20,000    $50,000     $59,977     $ --      $ --       $99,765       $229,742

  All of the notes other than the 10.375% Subordinated Capital Notes and the 8.375% Subordinated Notes are senior indebtedness. There is no provision in any of the Notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of the Corporation.

  The Floating Rate, $50.0 million Medium-term bank note matures April 20, 1998 and bears interest at an effective rate equal to the London inter-bank offered rate (LIBOR) for 1-month Eurodollar deposits. The rate at December 31, 1996 was 5.64453%. Interest is payable quarterly and the note is not redeemable prior to maturity.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

14. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
DEBENTURES

  The Corporation issued $150.0 million in Floating Rate Subordinated Capital Income Securities ("Capital Securities") in December 1996 through its subsidiary, First Maryland Capital I, a Delaware statutory business trust ("the Trust"). The Capital Securities represent undivided beneficial ownership interests in the assets of the Trust. The Corporation purchased 4,640 Common Securities ($1,000 liquidation amount per security) from the Trust, which represent all ownership interests in the Trust other than the Capital Securities for a purchase price of $4.55 million. The Trust was set up for the sole purpose of issuing the Capital Securities and the Common Securities and investing the proceeds in Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation. The Capital Securities have a preference in certain circumstances with respect to cash distributions and amounts on redemption or liquidation over the Common Securities.

 Description of Capital Securities

  Each Capital Security has a liquidation amount of $1,000 and 150 thousand Capital Securities were issued to investors at a price of $980.75 per security or a total purchase price of $147.1 million. Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 100 basis points on the liquidation amount of $1,000 per Capital Security. The cash distributions accrue from the date of the original issuance and are payable quarterly in arrears on the 15th of January, April, July and October of each year commencing on April 15, 1997. The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trust. The Corporation has the right to dissolve the Trust and distribute the Junior Subordinated Debentures to holders of Capital Securities in liquidation of the Trust upon the occurrence of certain events relating to: (i) changes in the tax treatment of the Trust or the Junior Subordinated Debentures; (ii) changes in the regulatory capital treatment of the Capital Securities; or (iii) changes in the treatment of the Trust under the Investment Company Act of 1940. In the absence of such a special event, the Capital Securities may only be redeemed upon a redemption of the Junior Subordinated Debentures.

 Description of Junior Subordinated Debentures

  The Trust used the aggregate proceeds of $151.7 million from the issuance of the Capital and Common Securities to purchase $154.6 million aggregate principal amount of Junior Subordinated Debentures from the Corporation. Interest on the debentures is calculated at the same rate and payable on the same dates as on the Capital Securities. The Corporation has the right to defer payment of interest on the Junior Subordinated Debentures by extending the interest payment period, from time to time, for up to 20 consecutive quarters. The Junior Subordinated Debentures mature on January 15, 2027 and are redeemable by the Corporation in whole or in part on or after January 15, 2007, or at any time, in whole but not in part, upon the occurrence of one of the special events described above, in either case subject to the necessary prior approval of the Federal Reserve and the Central Bank of Ireland. If Junior Subordinated Debentures are redeemed, the Trust must redeem Capital Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures redeemed.

15. REDEEMABLE PREFERRED STOCK

  The Corporation authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition. The redeemable preferred stock was recorded at fair value at the date of issue or $7.6 million. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 1996, all 90 thousand shares were outstanding. The cumulative dividends are payable quarterly when and as declared by the Corporation's Board

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
of Directors out of funds legally available for such payments. Other terms of the redeemable preferred stock are as follows:

 Preference

  Upon liquidation, $100 per share (an aggregate of $9 million based upon redeemable preferred shares outstanding at December 31, 1996) plus accrued and unpaid cumulative dividends through the distribution date before any distribution to holders of the Corporation's common stock.

 Optional Redemption

  Redeemable at the Corporation's option or the holders' options (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

16. EMPLOYEE BENEFIT PLANS

  The Corporation sponsors three defined benefit pension plans. The largest plan covers substantially all employees of the Corporation and its subsidiaries; the two smaller plans provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels. Net periodic pension costs totaled $9.4 million in 1996, $6.7 million in 1995, and $12.0 million in 1994.

  Effective January 1, 1994, the Corporation implemented a change in the methodology used to determine the amortization of unrecognized actuarial gains and losses to be included in current period pension costs. Prior to 1994, the Corporation amortized all actuarial gains and losses over a period of ten years, the estimated remaining service period of active employees who are expected to receive benefits under the Corporation's pension plan. In 1994, the Corporation, in compliance with the provisions of Statement of Financial Accounting Standards No. 87, elected to amortize these gains and losses only to the extent that they exceed ten percent of (a) the projected benefit obligation or (b) the fair market value of plan assets, whichever is greater. This change in methodology was implemented to reduce the volatility of the Corporation's pension expense from year to year due to the dramatic swings in interest rates used to set the annual discount rate. This change in accounting methodology reduced pension expense by approximately $933 thousand in 1994.

  Effective January 1, 1994, the Corporation also changed its actuarial assumptions regarding the increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation from 5.5% to 4.5%. The 4.5% increase in compensation levels reflects the Corporation's actual experience from 1994 through 1996.

  The following tables set forth the combined financial status of the plans for 1996 and 1995, and the composition of net periodic pension costs for 1996, 1995 and 1994.

                                                               DECEMBER 31,
                                                             -----------------
                                                               1996     1995
                                                             -------- --------
                                                              (IN THOUSANDS)
   Accumulated benefit obligation:
     Vested................................................. $101,300 $104,669
     Non-vested.............................................    3,548    3,199
                                                             -------- --------
       Total................................................ $104,848 $107,868
                                                             ======== ========
   Projected benefit obligation............................. $138,312 $149,413
   Plan assets at fair value (primarily marketable
    securities).............................................  127,061  112,855
                                                             -------- --------
     Unfunded status........................................ $ 11,251 $ 36,558
                                                             ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                             DECEMBER 31,
                         ----------------------------------------------------------
                                    1996                          1995
                         ----------------------------  ----------------------------
                          FUNDED   UNFUNDED             FUNDED   UNFUNDED
                           PLAN     PLANS     TOTAL      PLAN     PLANS     TOTAL
                         --------  --------  --------  --------  --------  --------
                                            (IN THOUSANDS)
Unrecognized net
 transition asset
 (liability)............ $  4,058  $  (398)  $  3,660  $  5,470  $   (498) $  4,972
Unrecognized prior
 service benefit
 (costs)................    1,934   (2,403)      (469)    2,179    (2,503)     (324)
Unrecognized net loss...  (27,645)    (522)   (28,167)  (47,701)   (3,402)  (51,103)
Prepaid (accrued)
 pension costs..........   19,467   (5,742)    13,725    17,243    (7,346)    9,897
                         --------  -------   --------  --------  --------  --------
  Unfunded status....... $ (2,186) $(9,065)  $(11,251) $(22,809) $(13,749) $(36,558)
                         ========  =======   ========  ========  ========  ========

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
     Net periodic pension costs:
       Service cost............................... $  7,651  $  5,869  $  6,709
       Interest cost..............................    9,363     8,589     8,519
       Return on assets...........................  (11,529)  (19,488)    3,194
       Net amortization and deferral..............    2,200    11,744   (10,854)
       Settlement expense.........................    1,706       --      4,434
                                                   --------  --------  --------
         Total.................................... $  9,391  $  6,714  $ 12,002
                                                   ========  ========  ========

  Included in accrued pension costs and netted against retained earnings in 1996, 1995 and 1994 are accruals of $1.1 million, $834 thousand, and $634 thousand, respectively. The adjustments were made to reflect the excess of the unfunded accumulated benefit obligation (the excess of the accumulated benefit obligations over the fair value of plan assets) over the existing unrecognized prior service costs for one of the supplemental plans.

  The 1996 weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.80% and 4.50%, respectively. The expected long-term rate of return on assets was 9.25% in 1996. For 1995, the rates were 6.95%, 4.50% and 9.25%, respectively.

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

  In 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected to amortize the transition obligation of $19.8 million on a straight-line basis over a period of twenty years. Postretirement benefit costs totaled $3.5 million , $3.7 million and $3.8 million in 1996, 1995 and 1994, respectively.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table sets forth the plan's funded status and amounts recognized in the Corporation's Consolidated Statements of Condition.

                                  DECEMBER 31, 1996             DECEMBER 31, 1995
                             ----------------------------  ----------------------------
                                         LIFE                          LIFE
                             MEDICAL   INSURANCE  TOTAL    MEDICAL   INSURANCE  TOTAL
                             --------  --------- --------  --------  --------- --------
                                                 (IN THOUSANDS)
   Accumulated
    Postretirement Benefit
    Obligation:
     Retirees..............  $ (8,864)  $(1,672) $(10,536) $ (9,867)  $(1,649) $(11,516)
     Dependents of retirees
      eligible for
      benefits.............    (2,590)      --     (2,590)   (3,542)      --     (3,542)
     Active employees fully
      eligible for
      benefits.............       (19)      (73)      (92)     (619)     (146)     (765)
     Active employees not
      eligible for
      benefits.............    (8,198)     (884)   (9,082)  (10,456)     (918)  (11,374)
                             --------   -------  --------  --------   -------  --------
   Accumulated
    postretirement benefit
    obligation.............   (19,671)   (2,629)  (22,300)  (24,484)   (2,713)  (27,197)
   Plan assets at fair val-
    ue.....................       --        --        --        --        --        --
                             --------   -------  --------  --------   -------  --------
   Accumulated
    postretirement benefit
    obligation in excess of
    plan assets............   (19,671)   (2,629)  (22,300)  (24,484)   (2,713)  (27,197)
   Unrecognized prior serv-
    ice cost...............       --        --        --        --        --        --
   Unrecognized net (gain)
    loss...................    (4,041)      183    (3,858)    1,955       289     2,244
   Unrecognized transition
    obligation.............    14,076     1,801    15,877    14,956     1,914    16,870
                             --------   -------  --------  --------   -------  --------
   Net postretirement bene-
    fit liability included
    in other liabilities...  $ (9,636)  $  (645) $(10,281) $ (7,573)  $  (510) $ (8,083)
                             ========   =======  ========  ========   =======  ========

  The assumptions used in developing the present value of the postretirement benefit obligation are as follows:

                                                                   1996   1995
                                                                   -----  -----
   General inflation..............................................  4.50%  4.50%
   Weighted average discount rate.................................  7.75   7.25
   Weighted average rate of compensation increase.................  4.50   4.50
   Rate of increase in health care costs-initial.................. 10.20  12.50
   Rate of increase in health care costs-ultimate.................  4.30   5.50

  The resulting net periodic postretirement benefit costs consist of the following components:

                                 DECEMBER 31, 1996          DECEMBER 31, 1995
                              -------------------------  -------------------------
                                         LIFE                       LIFE
                              MEDICAL  INSURANCE TOTAL   MEDICAL  INSURANCE TOTAL
                              -------  --------- ------  -------  --------- ------
                                               (IN THOUSANDS)
   Service cost.............  $1,010     $ 82    $1,092  $1,002     $ 54    $1,056
   Interest cost............   1,360      190     1,550   1,517      178     1,695
   Amortization of net
    gain....................     (95)     --        (95)    (71)     --        (71)
   Amortization of
    unrecognized transition
    obligation..............     880      112       992     880      112       992
                              ------     ----    ------  ------     ----    ------
     Net periodic
      postretirement benefit
      costs.................  $3,155     $384    $3,539  $3,328     $344    $3,672
                              ======     ====    ======  ======     ====    ======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits is 10.2% for 1996 and is assumed to decrease gradually to 4.3% in the year 2002 and remain at that level thereafter. This health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post retirement benefit obligation at December 31, 1996 by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1996 by $110 thousand.

  The Corporation provides all salaried and eligible hourly employees with a defined contribution plan, which qualifies under Sec. 401(k) of the Internal Revenue Code. Eligible employees may enter the plan on January 1 or July 1 following their date of employment. Employees may contribute varying percentages of their annual base compensation up to a maximum of 16% (highly compensated maximum of 10% during 1996). The Corporation matches 50% of the first 6% of an employee's contribution. In addition, the Corporation makes contributions based on accumulated, unused sick leave accrued at the end of the plan year for non-officer employees. The defined contribution plan expenses totaled $3.7 million, $3.2 million and $3.3 million in 1996, 1995 and 1994, respectively.

17. OTHER INCOME AND OTHER OPERATING EXPENSES

  The following table summarizes the more significant elements of these accounts for the three years ended December 31, 1996:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Other income:
     Customer service fees.......................... $  8,303 $  7,716 $  8,577
     Security sales and fees........................    5,171    3,918    4,185
     Trading income.................................    4,941    5,061    5,386
     Other..........................................   23,016   26,867   33,163
                                                     -------- -------- --------
       Total........................................ $ 41,431 $ 43,562 $ 51,311
                                                     ======== ======== ========
   Other operating expenses:
     External services.............................. $ 26,247 $ 21,205 $ 16,512
     Postage and communications.....................   17,059   14,997   13,661
     Advertising....................................   15,940   16,299   15,967
     Professional service fees......................   10,149    8,674   16,379
     Lending and collection.........................    6,657    6,225    9,319
     Regulatory insurance and fees..................    3,519    9,031   16,155
     Other..........................................   35,794   38,137   37,629
                                                     -------- -------- --------
       Total........................................ $115,365 $114,568 $125,622
                                                     ======== ======== ========

18. INCOME TAXES

  The Corporation follows an asset and liability approach of accounting for income taxes. Its objective is to recognize the amount of taxes payable or refundable in the current year and to defer tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following is an analysis of income tax amounts included in the consolidated statements of condition at December 31, 1996 and 1995:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Federal income taxes currently payable..................... $ 3,176  $   961
   State income taxes currently (receivable) payable..........    (643)    (446)
   Deferred Federal and State income tax liability............  90,539   54,441

  The components of income tax expense for the three years ended December 31, 1996 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Taxes currently payable:
     Federal........................................ $ 22,678 $ 28,708 $ 36,496
     Foreign........................................      330      377      342
     State..........................................    3,209    2,639    4,051
                                                     -------- -------- --------
       Total taxes currently payable................   26,217   31,724   40,889
                                                     -------- -------- --------
   Deferred income taxes:
     Federal........................................   44,220   29,329   15,170
     State..........................................    4,413    2,939    3,229
                                                     -------- -------- --------
       Total deferred income taxes..................   48,633   32,268   18,399
                                                     -------- -------- --------
   Total income tax expense......................... $ 74,850 $ 63,992 $ 59,288
                                                     ======== ======== ========

  Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1996 follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
   Percent of pre-tax income:
     Statutory Federal income tax rate..........    35.00%    35.00%    35.00%
   Increase (decrease) in tax rate resulting
    from:
     Tax-exempt income..........................    (1.60)    (2.74)    (3.85)
     State income taxes, net of Federal bene-
      fits......................................     2.49      1.97      2.78
     Other, net.................................     0.23      0.51      0.86
                                                 --------  --------  --------
   Effective tax rate...........................    36.12%    34.74%    34.79%
                                                 ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                            DECEMBER 31,
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------
                                                           (IN THOUSANDS)
   Deferred tax assets:
     Bad debt........................................... $  64,349  $  74,937
     Deferred compensation..............................    13,025     12,635
     Income on loans....................................     6,101      4,937
     Depreciation.......................................     1,194        605
     Other..............................................    12,108      6,923
                                                         ---------  ---------
       Total gross deferred tax assets..................    96,777    100,037
                                                         ---------  ---------
   Deferred tax liabilities:
     Leases.............................................  (167,117)  (130,410)
     Unrealized gains on investment securities avail-
      able-for-sale.....................................    (5,512)   (15,225)
     Debt and securities sales..........................    (5,270)    (2,981)
     Pensions...........................................    (2,486)    (1,705)
     Other..............................................    (6,931)    (4,157)
                                                         ---------  ---------
       Total gross deferred tax liabilities.............  (187,316)  (154,478)
                                                         ---------  ---------
       Net deferred tax liability....................... $ (90,539) $ (54,441)
                                                         =========  =========

  The composition of the 1996 income tax liability and provision between current and deferred portions is subject to final determination based on the 1996 consolidated Federal income tax return.

19. LEASE COMMITMENTS

  The Corporation occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $17.2 million in 1996, $18.0 million in 1995, and $17.2 million in 1994. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $2.4 million in 1996, $2.6 million in 1995, and $4.0 million in 1994. The following is a summary of the annual noncancellable long-term commitments, net of subleases:

                                (IN THOUSANDS)
               1997............    $17,720
               1998............     15,839
               1999............     13,789
               2000............     12,425
               2001............     11,100
               2002-beyond.....     60,494

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1996.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

20. RESTRICTIONS ON RETAINED EARNINGS

  The payment of dividends to the Corporation by the Banks is subject to various Federal and state laws and regulations. The approval of the Comptroller of the Currency is required for any dividend by a national bank if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, none of the retained earnings of the National Banks was available for dividends without the prior approval of the Comptroller of the Currency at January 1, 1997. Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required. At January 1, 1997, $2.7 million of the retained earnings of York Bank was available to pay dividends to the Corporation.

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

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1996 and 1995 were $20.2 million and $46.4 million, respectively.

21. REGULATORY MATTERS

  The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Corporation and its subsidiary banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and its subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Qualitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined ), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and its subsidiary banks meet all capital requirements to which they are subject.

  As of December 31, 1996, the most recent notification from the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation or its subsidiary banks' categories.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Corporation and its subsidiary banks' actual capital amounts and ratios at December 31, 1996 are presented in the following table.

                                                                              TO BE WELL
                                                                           CAPITALIZED UNDER
                                                   FOR CAPITAL             PROMPT CORRECTIVE
                               ACTUAL           ADEQUACY PURPOSES          ACTION PROVISIONS
                          ----------------  -------------------------  -------------------------
                            AMOUNT   RATIO     AMOUNT       RATIO         AMOUNT       RATIO
                          ---------- -----  ------------ ------------  ------------ ------------
                                                 (DOLLARS IN THOUSANDS)
TOTAL CAPITAL
(TO RISK WEIGHTED AS-                       greater than greater than  greater than greater than
SETS)                                       or equal to: or equal to:  or equal to: or equal to:
Consolidated............  $1,578,032 17.20%     $733,933         8.00%     $917,417        10.00%
The First National Bank
 of Maryland............     770,336 10.37       594,441         8.00       743,051        10.00
The York Bank and Trust
 Company................     116,515 14.76        63,168         8.00        78,960        10.00
First Omni Bank, N.A. ..      80,121 12.85        49,864         8.00        62,330        10.00
TIER 1 CAPITAL
(TO RISK WEIGHTED AS-
SETS)
Consolidated............   1,295,417 14.12%      366,967         4.00%      550,450         6.00%
The First National Bank
 of Maryland............     521,291  7.02       297,220         4.00       445,830         6.00
The York Bank and Trust
 Company................     106,601 13.50        31,584         4.00        47,376         6.00
First Omni Bank, N.A. ..      62,033  9.95        24,932         4.00        37,398         6.00
TIER 1 CAPITAL (TO
 AVERAGE ASSETS)
Consolidated............   1,295,417 12.18%      425,405         4.00%      531,757         5.00%
The First National Bank
 of Maryland............     521,291  6.17       337,828         4.00       422,285         5.00
The York Bank and Trust
 Company................     106,601 10.04        42,452         4.00        53,065         5.00
First Omni Bank, N.A. ..      62,033 11.40        21,757         4.00        27,197         5.00

  The Corporation and its subsidiary banks' actual capital amounts and ratios at December 31, 1995 are presented in the following table.

                                                                              TO BE WELL
                                                                           CAPITALIZED UNDER
                                                   FOR CAPITAL             PROMPT CORRECTIVE
                               ACTUAL           ADEQUACY PURPOSES          ACTION PROVISIONS
                          ----------------  -------------------------  -------------------------
                            AMOUNT   RATIO     AMOUNT       RATIO         AMOUNT       RATIO
                          ---------- -----  ------------ ------------  ------------ ------------
                                                 (DOLLARS IN THOUSANDS)
TOTAL CAPITAL
(TO RISK WEIGHTED AS-                       greater than greater than  greater than greater than
SETS)                                       or equal to: or equal to:  or equal to: or equal to:
Consolidated............  $1,388,426 17.05%     $651,633         8.00%     $814,541        10.00%
The First National Bank
 of Maryland............     683,204 10.51       520,107         8.00       650,133        10.00
The York Bank and Trust
 Company................     130,322 17.48        59,653         8.00        74,566        10.00
First Omni Bank, N.A. ..      89,421 13.37        53,494         8.00        66,868        10.00
TIER 1 CAPITAL
(TO RISK WEIGHTED AS-
SETS)
Consolidated............   1,121,982 13.77%      325,816         4.00%      488,725         6.00%
The First National Bank
 of Maryland............     552,551  8.50       260,053         4.00       390,080         6.00
The York Bank and Trust
 Company................     120,829 16.20        29,826         4.00        44,740         6.00
First Omni Bank, N.A. ..      70,720 10.58        26,747         4.00        40,121         6.00
TIER 1 CAPITAL (TO
 AVERAGE ASSETS)
Consolidated............   1,121,982 10.91%      411,180         4.00%      513,975         5.00%
The First National Bank
 of Maryland............     552,551  6.99       316,229         4.00       395,287         5.00
The York Bank and Trust
 Company................     120,829 11.44        42,255         4.00        52,819         5.00
First Omni Bank, N.A. ..      70,720 11.24        25,171         4.00        31,464         5.00

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

22. TRADING AND DERIVATIVE FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
                                                          (IN THOUSANDS)
   Interest rate contracts:
     Interest rate swaps............................ $     (1,898) $      4,087
     Futures........................................        1,695        (3,575)
     Interest rate caps and floors..................           17            40
     Swaptions......................................          --              3
     Options........................................           31             6
     Miscellaneous..................................          464           890
                                                     ------------  ------------
                                                              309         1,451
                                                     ------------  ------------
   Foreign exchange contracts:
     Spot and forward contracts.....................        6,241        (2,065)
     Futures........................................           20          (101)
     Options........................................       (5,608)        2,163
     Miscellaneous..................................        2,260         2,711
                                                     ------------  ------------
                                                            2,913         2,708
                                                     ------------  ------------
   Other:
     Securities.....................................        1,719           902
                                                     ------------  ------------
       Total net trading income..................... $      4,941  $      5,061
                                                     ============  ============

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

 Nature and Terms of Trading Instruments

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 1996 and 1995.

                                                         FAIR VALUES
                                              ------------------------------------
                                               END-OF-PERIOD
                           NOTIONAL AMOUNTS     DECEMBER 31,         AVERAGE
                          ------------------- -----------------  -----------------
                             1996      1995     1996     1995      1996     1995
                          ---------- -------- --------  -------  --------  -------
                                             (IN THOUSANDS)
Interest rate contracts:
Interest rate swaps.....  $1,065,738 $770,294
  In a receivable posi-
   tion.................                      $  8,083  $12,257  $ 11,510  $ 6,952
  In a payable posi-
   tion.................                        (5,197)  (6,043)   (6,822)  (3,137)
Interest rate caps and
 floors.................   1,312,279  308,819
  Interest rate caps and
   floors held..........                         3,420      191     1,835    1,223
  Interest rate caps and
   floors written.......                        (3,419)    (191)   (1,834)  (1,229)
Futures.................      34,000   75,500
  In a favorable posi-
   tion.................                            47        1       --       --
  In an unfavorable po-
   sition...............                            (4)    (274)      --       --
Foreign exchange con-
 tracts:
Options.................   2,923,103  707,654
  Options held..........                        29,265    7,128    15,886    2,518
  Options written.......                       (33,578)  (6,083)  (12,378)  (2,339)
Forwards................     499,781  825,137
  In a favorable posi-
   tion.................                         7,333    1,566     2,097    1,224
  In an unfavorable po-
   sition...............                        (3,648)  (1,365)   (1,788)    (881)
Securities:
  Commitments to pur-
   chase................      17,692   57,545      --       --        --       --
  Commitments to sell...      17,702   59,625      --       --        --       --

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

 Interest Rate Contracts

  Interest rate swaps--These instruments represent contracts between two parties to exchange interest payments on a specified principal amount, referred to as the notional principal, for a specified period. Trading interest rate swap activity arises when the Corporation takes a fixed or floating rate position in a swap or when

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
the Corporation acts as an intermediary in arranging interest rate swap transactions for customers and becomes a principal in the exchange of interest payments between the parties. Cash settlement on interest rate swaps occurs on a monthly, quarterly, or semiannual basis as specified in each interest rate swap contract. The fair value of interest rate swaps in a receivable position represents credit exposure to the Corporation.

  Interest rate caps and floors--These instruments are option-like contracts that require the writer to pay the purchaser at specified future dates, the amount, if any by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes. Interest rate caps and floors written do not expose the Corporation to credit risk, since the obligation to perform, if required, is on the Corporation. The fair value of interest rate caps and floors held represents credit exposure to the Corporation.

  Futures--These instruments are contracts giving the holder the right to purchase or sell a financial instrument at a future date for a specified amount. Futures are traded on regulated exchanges. The credit risk of futures contracts is limited by daily cash settlement of the net change in value of open contracts with the exchange on which the contracts are traded.

 Foreign Exchange Contracts

  Options--These instruments are contracts conveying to the purchaser the right, but not the obligation, to buy or sell an agreed amount of currency at a specified exchange rate on or before a designated future date. The option writer receives a premium for bearing the risk of unfavorable exchange rate changes. Options written do not expose the Corporation to credit risk since the obligation to perform, if required, is on the Corporation. At December 31, 1996, these contracts were principally denominated in pounds sterling and deutschemarks. The fair value of options held represents credit exposure to the Corporation.

  Forwards--These instruments are contracts to purchase or sell currencies at a specified exchange rate on a future date. Forwards are not traded on regulated exchanges and expose the Corporation to credit risk as daily cash settlements are not required. The fair value of forwards in a favorable position represents credit exposure to the Corporation. At December 31, 1996, these contracts were principally denominated in pounds sterling and deutschemarks.

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

  Derivatives fluctuate in value as interest rates rise or fall just as on-balance sheet assets and liabilities fluctuate in value. Derivatives are used to modify the characteristics of assets or liabilities to which they are

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
designated as well as to provide basis risk protection. For example, the Corporation utilizes interest rate swaps to convert fixed rate assets to floating rate assets or vice versa. When the Corporation uses swaps to match/fund fixed rate term loans to customers, the Corporation is converting the fixed rate loans to floating rate loans that better match the floating rate deposits received from core customers.

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

  The Corporation also utilizes interest rate swaps to extend the period over which floating rate assets (e.g. prime rate loans) reprice thus locking in a fixed rate. This strategy is used to reduce the asset sensitivity of the balance sheet or to better match maturities of assets or liabilities. Basis swaps are sometimes utilized to protect the interest rate spread between assets and liabilities that are repriced based on different indexes. Prime rate loans are often funded by liabilities that reset off a CD index, treasury index, or LIBOR. Basis swaps lock in the spread between different indexes during the life of the swaps. These swaps transfer the basis risk to third parties willing to assume the risk and allow the Corporation to lock in interest rate spreads between certain assets and liabilities.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table presents the notional and fair value amounts for the risk management instruments entered into by the Corporation at December 31, 1996 and 1995 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at December 31, 1996. The unrealized gross gains for the various classes of instruments represent the credit exposure at December 31, 1996 and 1995.

                                              1996       1996
                                            WEIGHTED   WEIGHTED       ESTIMATED
                           NOTIONAL AMOUNT  AVERAGE  AVERAGE RATE    FAIR VALUE
                          ----------------- MATURITY ------------  ----------------
                            1996     1995   IN YEARS RECEIVE PAY    1996     1995
                          -------- -------- -------- ------- ----  -------  -------
                                          (DOLLARS IN THOUSANDS)
DESIGNATED TO ASSETS
INTEREST RATE SWAPS SOLD
Convert floating rate to
 fixed rate.............  $717,500 $375,000   3.88    6.22%  5.60% $ 1,020  $ 1,665
                                                                   -------  -------
Carrying amount(1)......                                             4,444    7,702
Unrealized gross gains..                                             4,714    1,685
Unrealized gross
 losses.................                                            (8,138)  (7,722)
INTEREST RATE SWAPS
 PURCHASED
Convert fixed rate to
 floating rate..........    46,423   46,708   3.47    5.55   6.29     (553)  (1,795)
                                                                   -------  -------
Carrying amount(1)......                                               (74)     (38)
Unrealized gross gains..                                               261       86
Unrealized gross
 losses.................                                              (740)  (1,843)
DESIGNATED TO
 LIABILITIES
INTEREST RATE SWAPS SOLD
Convert fixed rate to
 floating rate..........   337,000  304,000   0.98    6.13   5.58    2,354    6,255
                                                                   -------  -------
Carrying amount(1)......                                               305      254
Unrealized gross gains..                                             2,105    6,027
Unrealized gross
 losses.................                                               (56)     (26)
INTEREST RATE SWAPS
 PURCHASED
Convert floating rate to
 fixed rate.............       --    25,000    --      --     --       --        53
                                                                   -------  -------
Carrying amount(1)......                                              (156)    (215)
Unrealized gross gains..                                               156      268
Unrealized gross
 losses.................                                               --       --
INTEREST RATE CAPS
 PURCHASED
Convert floating rate to
 fixed rate.............   165,000  200,200   2.45   Cap - 13.50%(2)   --       --
                                                                   -------  -------
Carrying amount(1)......                                               --        47
Unrealized gross gains..                                               --       --
Unrealized gross
 losses.................                                               --       (47)
CALL OPTIONS PURCHASED..    12,536   12,536   0.71     --     --     2,358      821
                                                                   -------  -------
Carrying amount(1)......                                             2,620    1,490
Unrealized gross gains..                                               --       --
Unrealized gross
 losses.................                                              (262)    (669)
BASIS SWAPS
Convert floating rate to
 different index........    80,000   30,000   1.63    5.44   5.51     (424)    (695)
                                                                   -------  -------
Carrying amount(1)......                                               --       (76)
Unrealized gross gains..                                                21      --
Unrealized gross
 losses.................                                              (445)    (619)

--------
(1) Carrying amounts for 1996 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $4.3 million; deferred gain on the early termination of an interest rate swap purchased, ($156) thousand; and deferred premiums on call options purchased, $262 thousand. Carrying amounts for 1995 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $7.7 million; deferred fees on the redesignation of an interest rate swap purchased, ($254) thousand; deferred premiums on interest rate caps purchased, $47 thousand; and deferred premiums on call options purchased, $669 thousand.
(2) Pays interest if interest rates exceed 13.50%.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at December 31, 1996.

                                          1 YEAR     1-5      5-10     TOTAL
                                         OR LESS    YEARS     YEARS    YEARS
                                         --------  --------  -------  --------
                                               (DOLLARS IN THOUSANDS)
   Designated to Assets
     Notional amounts...................      --   $763,923      --   $763,923
     Weighted average receive rate......      --       6.18%     --       6.18%
     Estimated fair value...............      --   $    467      --   $    467
   Designated to Liabilities
     Notional amounts................... $222,651  $291,885      --   $514,536
     Weighted average receive rate......     5.83%     6.63%     --       6.13%
     Estimated fair value............... $  2,709  $  2,003      --   $  4,712
   Basis Swaps
     Notional amounts...................      --   $ 80,000      --   $ 80,000
     Weighted average receive rate......      --       5.44%     --       5.44%
     Estimated fair value...............      --   $   (424)     --   $   (424)

  The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at December 31, 1995.

                                          1 YEAR     1-5      5-10     TOTAL
                                         OR LESS    YEARS     YEARS    YEARS
                                         --------  --------  -------  --------
                                               (DOLLARS IN THOUSANDS)
   Designated to Assets
     Notional amounts................... $275,000  $121,258  $25,450  $421,708
     Weighted average receive rate......     5.96%     5.79%    5.94%     5.91%
     Estimated fair value............... $    715  $    927  $(1,772) $   (130)
   Designated to Liabilities
     Notional amounts................... $222,200  $319,536      --   $541,736
     Weighted average receive rate......     5.92%     6.89%     --       6.33%
     Estimated fair value............... $    582  $  6,547      --   $  7,129
   Basis Swaps
     Notional amounts...................      --   $ 30,000      --   $ 30,000
     Weighted average receive rate......      --       4.83%     --       4.83%
     Estimated fair value...............      --   $   (695)     --   $   (695)

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the years ended December 31, 1996 and 1995.

                               DESIGNATED TO DESIGNATED TO   BASIS
                                  ASSETS      LIABILITIES    SWAPS      TOTAL
                               ------------- ------------- ---------  ----------
                                                (IN THOUSANDS)
   Balance at December 31,
    1994.....................    $ 228,107     $ 857,761   $  30,000  $1,115,868
   Additions.................      200,000       305,275         --      505,275
   Maturities/amortizations..          (70)     (521,300)        --     (521,370)
   Terminations..............       (6,329)     (100,000)        --     (106,329)
                                 ---------     ---------   ---------  ----------
   Balance at December 31,
    1995.....................      421,708       541,736      30,000     993,444
   Additions.................      617,500       195,000      50,000     862,500
   Maturities/amortizations..     (275,285)     (122,200)   (100,000)   (497,485)
   Redesignations............          --       (100,000)    100,000         --
                                 ---------     ---------   ---------  ----------
   Balance at December 31,
    1996.....................    $ 763,923     $ 514,536   $  80,000  $1,358,459
                                 =========     =========   =========  ==========

  Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $4.3 million at December 31, 1996. In 1997 and 1998, $3.4 million and $858 thousand of these losses, respectively, will be amortized into income.

  The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $156 thousand at December 31, 1996. In 1997 and 1998, $98 thousand and $58 thousand of this gain, respectively, will be amortized into income.

  For the year ended December 31, 1996, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $2.9 million and gross interest expense decreased $3.6 million, which resulted in a $665 thousand increase in net interest income. For the year ended December 31, 1995, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $3.5 million and gross interest expense decreased $3.6 million, which resulted in a $161 thousand increase in net interest income.

 Hedges of Anticipated Transactions

  The Corporation's mortgage banking subsidiary obtains both mandatory and optional commitments to deliver securitized mortgages and whole mortgage loans. These commitments hedge the risk associated with residential mortgages held-for-sale and firm and anticipated commitments to originate mortgage loans which are expected to settle within six months. At December 31, 1996 and 1995, residential mortgages held-for-sale, residential mortgage firm and anticipated commitments, and offsetting commitments to deliver residential mortgages are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Residential mortgages held-for-sale....................... $122,887 $113,252
   Commitments to originate mortgage loans:
     Firm commitments........................................   16,679   15,656
     Anticipated commitments.................................   51,729   41,978
   Mandatory commitments to deliver:
     Securitized mortgages...................................   73,620  121,200
   Optional commitments to deliver:
     Whole mortgage loans....................................  172,970   57,938

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The net fair values of the residential mortgages held-for-sale, firm and anticipated commitments to originate mortgage loans, and the related commitments to deliver residential mortgage loans were $125.1 million and $114.5 million, respectively, at December 31, 1996 and 1995.

  CREDIT-RELATED INSTRUMENTS

  Financial instruments whose contractual amounts represent potential credit risk at December 31, 1996 and 1995 are shown below:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Commitments to extend credit:
     Commercial loans.................................... $2,456,664 $2,307,569
     Real estate loans...................................    146,539    115,728
     Retail loans........................................    681,661    602,236
     Bankcard loans......................................  5,092,954  4,071,581
     Leases receivable...................................      8,570     13,123
     Foreign loans.......................................     71,106    123,199
                                                          ---------- ----------
       Total commitments to extend credit................ $8,457,494 $7,233,436
                                                          ========== ==========
   Letters of credit:
     Commercial.......................................... $   47,988 $   54,296
     Standby-financial...................................    255,208    267,003
     Standby-performance.................................    313,653    218,537
     Standby-other confirmed.............................     18,959     21,734
                                                          ---------- ----------
       Total letters of credit........................... $  635,808 $  561,570
                                                          ========== ==========
   Securities lent....................................... $   82,495 $  163,836
   Loans sold with recourse..............................    258,565     90,022

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

  Standby letters of credit--A standby letter of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both commercial and standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

  Loans sold with recourse--The majority of these loans are sold to a third party with an agreement that the Corporation will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbanking subsidiary of the Corporation originates, sells and services loans in conjunction with the Fannie Mae Delegated Underwriting and Servicing (DUS) program. Under this program, the Corporation's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 1996 and 1995, the Corporation's credit risk on loans sold with recourse under the Fannie Mae DUS program totaled $89.6 million and $60.6 million, respectively.

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

  SECURITIZED ASSETS

  The Corporation's subsidiaries have securitized and sold manufactured housing loans and bankcard loans with aggregate outstanding balances totaling $609.3 million and $304.5 million at December 31, 1996 and 1995, respectively. In April 1996, the Corporation securitized and sold an additional $335 million in bankcard loans. The Corporation's subsidiaries receive market-rate servicing fees to service these loans. The excess of interest and other fees earned on securitized assets over the interest paid to investors, estimated credit losses, servicing fees and other trust expenses may be paid to the servicer or may be used in whole or in part to support the credit quality of the assets for the benefit of investors. No gains or losses were recorded in connection with the sales. At December 31, 1996 and 1995, respectively, $109.3 million and $139.5 million in manufactured housing loans were serviced by outside parties for a fixed fee under subservicing agreements.

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

23. RELATED PARTY TRANSACTIONS

  The Corporation's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of Allied Irish ("Common Stock") (or the equivalent thereof in

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

Common Stock ADSs) and 200 thousand Non-Cumulative Preference Share ADSs of Allied Irish ("Preferred Stock") (together the "Restricted Stock"). An ADS, or American Depository Share, is a share issued under a deposit agreement representing the underlying ordinary share which is traded in the issuer's home market. Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. During 1996, 1994, 1993, 1991 and 1989, awards were made under the 1989 Plan aggregating the equivalent of 53 thousand, 342 thousand, 2.0 million, 2.0 million and 1.8 million shares of Common Stock and 3 thousand, 12 thousand, 57 thousand, 70 thousand and 51 thousand shares of Preferred Stock, respectively. Expenses relative to this plan totaled $906 thousand, $2.0 million and $3.1 million in 1996, 1995 and 1994, respectively. The awards are subject to a restriction period of at least three years.

  Under the Corporation's 1995 Long-Term Incentive Plan (the "1995 Plan"), incentive opportunities were granted to participants at the commencement of the plan in January 1995. Awards will be paid to participants at the end of a three-year performance period ending December 31, 1997. The amount of a participant's award is based on certain performance targets established at inception of the 1995 Plan, and will be paid in Common Stock ADSs and cash. If a participant's employment status changes during the performance period, then the award may be paid on a pro-rata basis or forfeited, depending on the nature of the change. The purpose of the 1995 Plan is to attract and retain key employees who contribute to the continued growth, development and profitable performance of the Corporation. Expenses relative to this plan totaled $3.0 million in both 1996 and 1995, respectively.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE: Fair values are based on published market prices or dealer quotes.

  LOANS HELD-FOR-SALE: Market quotes are used to estimate the value of loans held-for-sale which are primarily residential mortgages unless there is a firm commitment to sell the loans in which case the commitment price is used.

  LOANS: For bankcard and home equity loans/lines of credit with short-term or variable characteristics, the total loans outstanding approximate fair value. This amount excludes any value related to the account relationship. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate and adjusting for an appropriate spread to cover credit risk and operating costs.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  INTEREST RECEIVABLE AND INTEREST PAYABLE: The carrying amount approximates fair value.

  NONINTEREST BEARING DEPOSITS: The fair value of these instruments, by the SFAS No. 107 definition, is the amount payable on demand at the reporting date.

  INTEREST BEARING DEPOSITS: The fair value of interest bearing demand deposits, savings accounts and money market deposits with no defined maturity, by SFAS No. 107 definition, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits could be acquired.

  FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, AND OTHER SHORT-TERM BORROWINGS: The carrying amount approximates fair value.

  LONG-TERM DEBT: The fair value is based on dealer quotes, where available, and on estimates made by discounting the future cash flows using the current rates at which similar borrowings could be acquired.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The estimated fair values of the Corporation's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                         1996                    1995
                                 ----------------------  ---------------------
                                  CARRYING      FAIR      CARRYING     FAIR
                                   AMOUNT      VALUE       AMOUNT     VALUE
                                 ----------  ----------  ---------- ----------
                                               (IN THOUSANDS)
   ASSETS:
   Cash and due from banks.....  $  841,822  $  841,822  $  775,582 $  775,582
   Money market investments....      75,470      75,470     366,355    366,355
   Investment securities
    available-for-sale.........   2,552,620   2,552,620   2,794,023  2,794,023
   Loans held-for-sale.........     150,742     152,989     116,002    117,296
   Loans(a)....................   6,217,957   6,331,693   5,640,106  5,820,814
   Interest receivable.........      61,641      61,641      64,229     64,229
   LIABILITIES:
   Noninterest bearing
    deposits...................   2,248,252   2,248,252   2,055,129  2,055,129
   Interest bearing deposits...   5,249,446   5,245,825   4,988,053  5,006,027
   Funds sold and securities
    sold under agreements to
    repurchase.................     533,547     533,547     515,525    515,525
   Other borrowed funds, short-
    term.......................     821,477     821,477     908,644    908,644
   Long-term debt..............     229,742     241,489     514,687    537,972
   Interest payable............      37,956      37,956      52,315     52,315
   OFF-BALANCE SHEET ASSETS
    (LIABILITIES):
   Interest rate swap
    agreements.................       7,405       5,283      13,841     11,697
   Interest rate caps and
    floors.....................           1           1          47        --
   Interest rate futures.......         --           43         --        (273)
   Interest rate options.......       2,620       2,358       1,490        821
   Foreign exchange options....      (4,313)     (4,313)      1,045      1,045
   Foreign exchange forwards...       3,685       3,685         201        201

--------
(a) As required by SFAS No. 107, leases receivable with carrying values totaling $425.7 million and $321.1 million at December 31, 1996 and 1995, respectively, are excluded. The carrying values are net of the allowance for loan losses and related unearned income.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

25. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  Following is condensed financial information of First Maryland Bancorp (parent company only):

                         CONDENSED STATEMENTS OF INCOME

                             FIRST MARYLAND BANCORP

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996       1995     1994
                                                  ---------  -------- --------
                                                        (IN THOUSANDS)
   Income:
     Dividends from subsidiaries:
       Bank subsidiaries......................... $ 210,000  $ 26,000 $ 51,200
       Nonbank subsidiaries......................    17,162     3,124   11,050
     Interest income from subsidiaries:
       Bank subsidiaries.........................     5,982    15,153   15,639
       Nonbank subsidiaries......................     9,756    12,159    9,787
       Other interest and dividend income........    24,057    27,665   18,564
     Other income................................     8,313     9,440    7,585
                                                  ---------  -------- --------
         Total income............................   275,270    93,541  113,825
                                                  ---------  -------- --------
   Expenses:
     Interest expense, short-term debt...........    17,478    21,392   16,727
     Interest expense, long-term debt............    16,993    17,475   17,309
     Other expenses..............................     3,910     8,371    5,733
                                                  ---------  -------- --------
         Total expenses..........................    38,381    47,238   39,769
                                                  ---------  -------- --------
   Income before taxes and equity in
    undistributed net income of subsidiaries.....   236,889    46,303   74,056
   Income tax expense............................     2,011     5,977    3,586
                                                  ---------  -------- --------
   Income before equity in undistributed net
    income of subsidiaries.......................   234,878    40,326   70,470
   Equity in undistributed net income of
    subsidiaries(1)..............................  (102,541)   79,861   40,670
                                                  ---------  -------- --------
   Net income.................................... $ 132,337  $120,187 $111,140
                                                  =========  ======== ========

--------
(1) Amount in brackets represents the excess of dividends paid over net income of subsidiaries.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION

                             FIRST MARYLAND BANCORP

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
ASSETS
Cash....................................................  $      980 $      247
Interest bearing deposits in other banks................     523,603    559,181
Securities purchased under agreements to resell.........      20,000        --
Investment securities available-for-sale................      24,518     67,921
Investment in subsidiaries:
  Bank subsidiaries.....................................     773,517    807,817
  Nonbank subsidiaries..................................     248,181     35,918
Loans and advances to subsidiaries:
  Bank subsidiaries.....................................     113,000     76,000
  Nonbank subsidiaries..................................     172,446    205,192
Loans, net of unearned income...........................      17,079     11,795
Premises and equipment..................................       4,049      4,075
Other assets............................................      49,464     42,264
                                                          ---------- ----------
    Total assets........................................  $1,946,837 $1,810,410
                                                          ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt.........................................  $  320,687 $  402,489
Long-term debt..........................................     331,406    189,687
Other liabilities.......................................      39,547     34,660
                                                          ---------- ----------
    Total liabilities...................................     691,640    626,836
                                                          ---------- ----------
4.50% Cumulative redeemable preferred stock, Series A,
 $5 par value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares.............       7,700        --
                                                          ---------- ----------
Stockholders' equity....................................   1,247,497  1,183,574
                                                          ---------- ----------
    Total liabilities, redeemable preferred stock and
     stockholders' equity...............................  $1,946,837 $1,810,410
                                                          ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                      CONDENSED STATEMENTS OF CASH FLOWS

                            FIRST MARYLAND BANCORP

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                              1996          1995        1994
                                          ------------  ------------  --------
                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Income before undistributed net income
 of subsidiaries........................  $    234,878  $     40,326  $ 70,470
Adjustments to reconcile net income to
 net cash provided by operating
 activities.............................        (2,462)          118        98
                                          ------------  ------------  --------
    Net cash provided by operating ac-
     tivities...........................       232,416        40,444    70,568
                                          ------------  ------------  --------
INVESTING ACTIVITIES
Proceeds from sales of investment secu-
 rities available-for-sale..............        12,030         7,670     7,126
Proceeds from paydowns and maturities of
 investment securities available-for-
 sale(1)................................    15,048,558     6,042,678     5,866
Proceeds from paydowns and maturities of
 investment securities
 held-to-maturity(1)....................           --     22,604,000     3,105
Purchases of investment securities
 available-for-sale(1)..................   (15,041,705)   (6,068,789)  (10,970)
Purchases of investment securities held-
 to-maturity(1).........................           --    (22,606,144)   (2,828)
Net (increase) decrease in short-term
 investments............................       (20,000)       37,000   (36,942)
Principal collected on loans of parent
 company................................         3,474         1,459       --
Loans originated by the parent company..        (8,758)      (11,002)   (2,252)
Investment in subsidiaries..............      (125,877)       (5,022)   (1,850)
Net (increase) decrease in loans to sub-
 sidiaries, short-term..................       (22,254)      (48,903)  160,159
Long-term loans to subsidiaries.........      (113,000)      (20,000)      --
Principal collected on long-term loans
 to subsidiaries........................           --         20,000       --
Purchase of restricted stock for compen-
 sation plan............................           --            --     (1,704)
Purchases of premises and equipment.....           --            --         (7)
Proceeds from sales of premises and
 equipment..............................           --            --        383
Purchase of investment management compa-
 ny.....................................        (4,767)          --        --
Other, net..............................        (2,800)          564     4,650
                                          ------------  ------------  --------
    Net cash provided by (used for) in-
     vesting activities.................      (275,099)      (46,489)  124,736
                                          ------------  ------------  --------
FINANCING ACTIVITIES
Net decrease in short-term borrowings...       (81,871)          (50)  (61,143)
Net increase in long-term borrowings
 from subsidiaries principal paid on
 long-term borrowings...................       151,663           --        --
Net increase in short-term borrowings
 from subsidiaries principal paid on
 long-term borrowings...................            69           --        --
Principal payments on long-term debt....       (10,000)          --        --
Cash dividends paid.....................       (52,023)      (11,820)  (10,440)
                                          ------------  ------------  --------
    Net cash provided by (used by) fi-
     nancing activities.................         7,838       (11,870)  (71,583)
                                          ------------  ------------  --------
(Decrease) increase in cash and cash
 equivalents(2).........................       (34,845)      (17,915)  123,721
Cash and cash equivalents at beginning
 of year................................       559,428       577,343   453,622
                                          ------------  ------------  --------
Cash and cash equivalents at December
 31.....................................  $    524,583  $    559,428  $577,343
                                          ============  ============  ========

--------
(1) Includes purchases and maturities of short-term Federal Agency discount notes which were utilized by the parent company for liquidity management purposes.
(2) Cash and cash equivalents include those amounts under the captions "Cash" and "Interest bearing deposits in other banks" on the condensed statements of condition.

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statements of condition of First Maryland Bancorp and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Maryland Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

  As discussed in Note 9, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" effective in 1995.

                                          Coopers & Lybrand L.L.P.

Baltimore, Maryland
January 24, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of First Maryland Bancorp and Subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of First Maryland Bancorp and Subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Baltimore, Maryland
February 13, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of the Corporation's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in the Corporation's definitive Information Statement, filed March 26, 1997 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. Financial Statements: See Item 8.

    2. Financial Statement Schedules: None.

    3. Exhibits:

       (3.1) (i) Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Form 8-A/A filed by the Corporation on November 3, 1995).
              (ii) Bylaws**
       (4.1)  The Corporation agrees to furnish to the Securities and Exchange
              Commission upon request a copy of each instrument defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.
      (10.1)  Executive Incentive Pay Plan**
      (10.2) First Maryland Bancorp 1989 Long-Term Incentive Plan and Trust, dated June 20, 1989, and Amendment No. 1 thereto dated as of January 18, 1991**
      (10.3)  Amendment No. 2, dated April 1, 1994, to First Maryland Bancorp
              1989 Long-Term Incentive Plan and Trust, as amended***
      (10.4)  First Maryland Bancorp Pension Plan for Executive Employees, as
              amended, effective January 1, 1986**
      (10.5)  Amendment to First Maryland Bancorp Pension Plan for Executive
              Employees, effective December 14, 1993***
      (10.6) First Maryland Bancorp Deferred Compensation Plan, as amended and restated, effective January 1, 1990**
      (10.7) Amendment No. 1 effective October 1, 1992, Amendment No. 2 effective January 20, 1993 and Amendment No. 3 effective
              September 20, 1993, to First Maryland Bancorp Deferred
              Compensation Plan***
      (10.8)  First Maryland Bancorp Deferred Compensation Amended and Restated
              Trust Agreement, dated September 23, 1988, Provident National
              Bank, trustee**
      (10.9)  First Maryland Bancorp Deferred Compensation Trust Agreement No.
              2, effective July 13, 1990, Provident National Bank, trustee**
      (10.10) First Maryland Bancorp Deferred Compensation Trust Agreement No.
              3, effective January 25, 1993, Provident National Bank, trustee***

      (10.11) First Maryland Bancorp Deferred Compensation Plan, effective
              January 1, 1994***
      (10.12) First Maryland Bancorp Deferred Compensation Trust Agreement No.
              4, effective January 1, 1994, Provident National Bank, trustee***
      (10.13) First Maryland Bancorp Supplemental Retirement Trust Agreement,
              dated September 23, 1988, Provident National Bank, trustee**
      (10.14) First Maryland Bancorp Executive Post-Retirement Trust Agreement,
              dated October 7, 1988, Provident National Bank, trustee**
      (10.15) First Maryland Bancorp Executive Life Plan, effective January 1,
              1990**
      (10.16) First Maryland Bancorp Executive Optional Life Plan, effective
              January 1, 1990**
      (10.17) First Maryland Bancorp Excess Benefit Plan, effective October 1,
              1989**
      (21)    Subsidiaries of the Registrant
      (23.1)  Consent of Coopers & Lybrand L.L.P.
      (23.2)  Consent of KPMG Peat Marwick LLP
      (24)    Power of Attorney
      (27)    Financial Data Schedule

--------
 ** Incorporated by reference to the Corporation's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.
*** Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 22, 1996.

  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the quarter ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Maryland Bancorp


                                          By       /s/ Frank P. Bramble
                                             ----------------------------------
                                             (FRANK P. BRAMBLE, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Frank P. Bramble           President and Chief      March 26, 1997
-------------------------------------   Executive Officer
         (FRANK P. BRAMBLE)

PRINCIPAL FINANCIAL OFFICER:

         /s/ Jerome W. Evans           Executive Vice           March 26, 1997
-------------------------------------   President and Chief
          (JEROME W. EVANS)             Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

    /s/  Robert L. Carpenter, Jr.      Senior Vice              March 26, 1997
-------------------------------------   President and
     (ROBERT L. CARPENTER, JR.)         Controller

MAJORITY OF THE BOARD OF DIRECTORS:

Frank P. Bramble, Benjamin L. Brown, Jeremiah E. Casey, J. Owen Cole, Edward
A. Crooke, John F. Dealy, Mathias J. DeVito, Rhoda M. Dorsey, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Thomas P. Mulcahy and William M. Passano, Jr.


By     /s/ Jerome W. Evans             Attorney-in-Fact         March 26, 1997
  ----------------------------------
          (JEROME E. EVANS)