Form 10-Q
period 1997-03-31
FIRST MARYLAND BANCORP
filed 1997-05-14
CIK 36510

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                      20549

                       _____________________________________

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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


                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                FORM 10-Q

                                FOR THE QUARTER ENDED MARCH 31, 1997



     Part I.   Financial Information
                                                                                    Page
               Item 1.  Financial Statements:

                        Consolidated Statements of Income.......................    3

                        Consolidated Statements of Condition....................    4

                        Consolidated Statements of Changes in Stockholders'
                        Equity..................................................    5

                        Consolidated Statements of Cash Flows...................    6

                        Notes to Consolidated Financial Statements..............    7-12




               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................    13-34



     Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K........................    35



                         Part I - Financial Information

     Item 1.  Financial Statements

                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)


                                                                             Three months ended
                                                                                  March 31,
                                                                           ---------------------
                                                                             1997         1996
                                                                           --------     --------
                                                                               (in thousands)
     INTEREST INCOME
     Interest and fees on loans........................................    $136,038     $131,233
     Interest on investment securities available-for-sale:
         Taxable.......................................................      38,589       44,103
         Tax-exempt....................................................       1,453        1,664
         Dividends.....................................................         694          350
     Interest on loans held-for-sale...................................       1,918        2,032
     Interest on money market investments..............................       5,923        3,584
                                                                           --------     --------
           Total interest and dividend income..........................     184,615      182,966
                                                                           --------     --------
     INTEREST EXPENSE
     Interest on deposits..............................................      50,476       51,564
     Interest on Federal funds purchased and
       other short-term borrowings.....................................      20,991       22,596
     Interest on long-term debt........................................       4,638        8,932
     Interest on guaranteed preferred beneficial interests in
       Company's junior subordinated debentures........................       4,107         -
                                                                           --------     --------
           Total interest expense......................................      80,212       83,092
                                                                           --------     --------

     NET INTEREST INCOME...............................................     104,403       99,874
     Provision for credit losses (note 4)..............................       9,900        4,000
                                                                           --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............      94,503       95,874
                                                                           --------     --------
     NONINTEREST INCOME
     Service charges on deposit accounts...............................      21,803       18,807
     Trust and investment advisory fees................................       8,433        6,860
     Servicing income..................................................       6,477        5,477
     Mortgage banking income...........................................       6,018        5,198
     Credit card income................................................       1,993        4,099
     Securities gains (losses), net....................................         453         (604)
     Other income......................................................      16,081        9,776
                                                                           --------     --------
           Total noninterest income....................................      61,258       49,613
                                                                           --------     --------
     NONINTEREST EXPENSES
     Salaries and wages................................................      46,058       43,180
     Other personnel costs.............................................      12,403       13,496
     Equipment costs...................................................       9,244        8,656
     Occupancy costs...................................................       8,125        8,195
     Other operating expenses..........................................      26,635       25,785
                                                                           --------     --------
           Total noninterest expenses..................................     102,465       99,312
                                                                           --------     --------
     INCOME BEFORE INCOME TAXES........................................      53,296       46,175
     Income tax expense................................................      19,193       16,106
                                                                           --------     --------
     NET INCOME........................................................     $34,103      $30,069
                                                                           ========     ========

                  See accompanying notes to consolidated financial statements

                                            FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                          (Unaudited)

                                                                          March 31,  December 31,   March 31,
                                                                            1997         1996         1996
                                                                       ------------ ------------  ------------
                                                                                    (in thousands)
     ASSETS
     Cash and due from banks ..........................................    $848,615     $842,032    $657,427
     Money market investments (note 2).................................     580,915       75,260     195,381
     Investment securities available-for-sale (note 3).................   2,497,045    2,552,620   2,782,738
     Loans held-for-sale (at cost which approximates fair value).......     102,512      150,742     128,611
     Loans, net of unearned income of $128,223, $130,026
       and $112,133:
         Commercial....................................................   1,779,671    1,731,031   1,867,298
         Real estate,construction......................................     293,988      299,925     282,737
         Real estate,mortgage:
            Residential................................................     828,703      833,045     622,599
            Commercial.................................................   1,144,579    1,153,319     981,603
         Retail........................................................   1,400,160    1,380,767   1,120,105
         Bankcard......................................................     539,416      596,474     654,665
         Leases receivable.............................................     440,206      438,060     340,586
         Foreign.......................................................     355,407      365,824     359,289
                                                                          ---------    ---------   ---------
              Total loans, net of unearned income......................   6,782,130    6,798,445   6,228,882
         Allowance for credit losses (note 4)..........................    (154,806)    (154,802)   (170,853)
                                                                          ---------    ---------   ---------
              Loans, net ..............................................   6,627,324    6,643,643   6,058,029
                                                                          ---------    ---------   ---------
     Premises and equipment............................................     106,636      106,701     102,546
     Due from customers on acceptances.................................       8,876        8,725      11,292
     Other assets......................................................     445,857      411,301     530,007
                                                                          ---------    ---------   ---------
                   Total assets........................................ $11,217,780  $10,791,024 $10,466,031
                                                                        ===========  ===========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Domestic deposits:
         Noninterest bearing deposits .................................  $2,364,148   $2,248,252  $1,958,412
         Interest bearing deposits.....................................   5,188,402    5,135,616   4,867,434
     Interest bearing deposits in foreign banking office...............      92,152      113,830     144,897
                                                                          ---------    ---------   ---------
              Total deposits...........................................   7,644,702    7,497,698   6,970,743
     Federal funds purchased and securities sold under
       repurchase agreements...........................................     615,590      533,547     653,227
     Other borrowed funds, short-term (note 8).........................     844,942      821,477     759,182
     Bank acceptances outstanding......................................       8,876        8,725      11,292
     Accrued taxes and other liabilities...............................     331,090      297,525     369,295
     Long-term debt (note 9)...........................................     209,756      229,742     514,701
     Guaranteed preferred beneficial interests in Company's junior
        subordinated debentures (note 10)..............................     296,344      147,113        -
                                                                          ---------    ---------   ---------
                   Total liabilities...................................   9,951,300    9,535,827   9,278,440
                                                                          ---------    ---------   ---------
     4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation preference per share; authorized and
        issued 90,000 shares (note 11).................................       7,748        7,700        -
                                                                          ---------    ---------   ---------
     Stockholders' equity:
          7.875% Noncumulative Preferred Stock, Series A, $5 par
            value per share; $25 liquidation preference per share;
            authorized 8,910,000 shares; issued 6,000,000 shares.......      30,000       30,000      30,000
          Common stock, $1/7 par value per share; authorized
            600,000,000 shares; issued 594,480,215 shares..............      84,926       84,926      84,926
          Capital surplus..............................................     198,176      198,176     198,176
          Retained earnings............................................     957,317      926,063     872,956
          Net unrealized gains (losses) on investment securities
            available-for-sale.........................................     (11,687)       8,332       1,533
                                                                          ---------    ---------   ---------
                   Total stockholders' equity..........................   1,258,732    1,247,497   1,187,591
                                                                          ---------    ---------   ---------
                   Total liabilities and stockholders' equity.......... $11,217,780  $10,791,024 $10,466,031
                                                                        ===========  ===========  ==========

                                See accompanying notes to consolidated financial statements

                                                      FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (Unaudited)



                                                                                                     Net
                                                                                                  unrealized
                                                                                                    gains
                                                                                                 (losses) on
                                                                                                  investment
                                                                                                  securities
                                              Preferred      Common       Capital     Retained    available-
                                                Stock         Stock       Surplus     Earnings     for-sale     Total
                                             ------------  -----------  -----------  ----------- ----------- -----------
                                                                         (in thousands)
     Three months ended March 31, 1996
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $846,058     $24,414  $1,183,574
     Net income.............................                                              30,069                  30,069
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Change in net cost not yet recognized
       as periodic pension expense..........                                                (216)                   (216)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                         (22,881)    (22,881)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1996..............      $30,000      $84,926     $198,176     $872,956      $1,533  $1,187,591
                                               ==========   ==========   ==========   ==========  ==========  ==========


     Three months ended March 31, 1997
     ---------------------------------

     Balance at beginning of year...........      $30,000      $84,926     $198,176     $926,063      $8,332  $1,247,497
     Net income.............................                                              34,103                  34,103
     Dividends declared on preferred
     stock..................................                                              (2,955)                 (2,955)
     Dividends declared on redeemable
     preferred stock........................                                                (101)                   (101)
     Change in net cost not yet recognized
     as periodic pension expense............                                                 255                     255
     Accretion of redeemable preferred
     stock..................................                                                 (48)                    (48)
     Change in net unrealized gains
       (losses) on investment securities
       available-for-sale...................                                                         (20,019)    (20,019)
                                                ---------    ---------    ---------    ---------   ---------   ---------
     Balance at March 31, 1997..............      $30,000      $84,926     $198,176     $957,317    ($11,687) $1,258,732
                                               ==========   ==========   ==========   ==========  ==========  ==========

                                            See accompanying notes to consolidated financial statements

                                                FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                Three months ended March 31,
                                                                                              --------------------------------
                                                                                                      1997        1996
                                                                                                    --------    --------
                                                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net income................................................................................    $34,103     $30,069
       Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses.............................................................      9,900       4,000
         Depreciation and amortization...........................................................      9,383       9,366
         Deferred income tax credit..............................................................     (8,889)     (7,935)
         Net (gain) loss on the sale of assets...................................................       (677)        640
         Net decrease (increase) in loans originated for sale....................................     48,230     (12,609)
         Net increase in trading account securities..............................................     (1,011)     (4,712)
         Net decrease (increase) in accrued interest receivable..................................      2,660      (7,266)
         Net increase (decrease) in accrued interest payable.....................................      3,408      (2,818)
         Other, net..............................................................................     24,842     (62,868)
                                                                                                   ---------   ---------
            Net cash provided by (used for) operating activities.................................    121,949     (54,133)
                                                                                                   ---------   ---------
     INVESTING ACTIVITIES
       Proceeds from sales of investment securities available-for-sale...........................    177,465     350,196
       Proceeds from paydowns and maturities of investment securities available-for-sale.........    104,107   8,903,110
       Purchases of investment securities available-for-sale.....................................   (258,950) (9,281,374)
       Net (increase) decrease in short-term investments.........................................   (504,644)    153,992
       Net receipts (disbursements) from lending activities of bank subsidiaries.................      8,695     (95,190)
       Principal collected on loans of nonbank subsidiaries......................................     10,702       6,484
       Loans originated by nonbank subsidiaries..................................................    (13,353)    (12,177)
       Principal payments received under leases..................................................        931       1,042
       Purchases of assets to be leased..........................................................       (844)     (1,410)
       Proceeds from other real estate owned transactions........................................      2,175         121
       Proceeds from the sale of premises and equipment..........................................         57         341
       Purchases of premises and equipment.......................................................     (5,871)     (4,392)
       Other, net................................................................................    (12,109)    (19,305)
                                                                                                   ---------   ---------
            Net cash (used for) provided by investing activities.................................   (491,639)      1,438
                                                                                                   ---------   ---------
     FINANCING ACTIVITIES
       Net increase (decrease) in deposits ......................................................    147,004     (72,439)
       Net increase (decrease) in short-term borrowings..........................................    105,508     (11,760)
       Payments on long-term debt................................................................    (20,000)       -
       Proceeds from the issuance of guaranteed preferred beneficial interests in Company's
         junior subordinated debentures..........................................................    146,817        -
       Cash dividends paid.......................................................................     (3,056)     (2,955)
                                                                                                   ---------   ---------
            Net cash provided by (used for) financing activities.................................    376,273     (87,154)
                                                                                                   ---------   ---------
     Increase (decrease) in cash and cash equivalents ...........................................      6,583    (139,849)
     Cash and cash equivalents at beginning of year..............................................    842,266     797,460
                                                                                                   ---------   ---------
     Cash and cash equivalents at March 31,......................................................   $848,849    $657,611
                                                                                                   =========   =========
     SUPPLEMENTAL DISCLOSURES
       Interest payments.........................................................................    $77,915     $85,910
       Income tax payments.......................................................................      1,654       8,808
     NONCASH INVESTING AND FINANCING ACTIVITIES
       Loan charge-offs..........................................................................     11,353      12,874
       Transfers to other real estate owned......................................................        288         425

                                   See accompanying notes to consolidated financial statements

                     FIRST MARYLAND BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


     1.  Basis of Presentation

          The accounting and reporting policies of First Maryland Bancorp and subsidiaries (the "Corporation") conform to generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's 1996 Annual Report on Form 10-K. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

          The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") on January 1, 1997.
     SFAS 125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize the financial assets when control has been surrendered in accordance with criteria provided in the Statement. The adoption of SFAS 125 did not have a material impact on the financial statements of the Corporation.


     2.  Money Market Investments

          Money market investments at March 31, 1997, December 31, 1996 and March 31, 1996 included the following:
                                                             March 31,  December 31,   March 31,
                                                               1997         1996         1996
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Interest bearing deposits in other banks.............        $234         $234         $184
     Trading account securities...........................       1,011          -          5,038
     Federal funds sold...................................     396,650       32,975       35,200
     Securities purchased under agreements
       to resell..........................................     183,020       42,051      154,959
                                                              --------     --------     --------
           Total money market investments.................    $580,915      $75,260     $195,381
                                                              ========     ========   ==========

     3.  Investment Securities

          The following is a comparison of the amortized cost and fair values of the available-for-sale securities:

                                                                March 31, 1997          December 31, 1996         March 31, 1996
                                                            ---------------------     ---------------------   ----------------------
                                                            Amortized       Fair      Amortized       Fair     Amortized      Fair
                                                              Cost          Value       Cost          Value      Cost         Value
                                                           -----------   ----------  -----------  ----------   --------- ----------
                                                                                          (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $623,904     $612,095     $614,843    $611,061    $932,111   $926,270
     Mortgage-backed obligations..........................   1,118,119    1,101,485    1,161,369   1,159,649   1,234,154  1,224,853
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     317,981      319,280      345,357     348,433     357,054    360,172
        Privately issued..................................      17,433       17,031       20,627      20,223      29,094     28,310
     Asset-backed securities.............................      226,985      225,389      204,657     206,422       9,754      9,795
     Obligations of states and political
        subdivisions......................................      88,393       92,091       93,987      98,889      93,519     98,719
     Other investment securities..........................     123,388      129,674       97,757     107,943     124,395    134,619
                                                            ----------   ----------   ----------  ----------  ---------- ----------
           Total..........................................  $2,516,203   $2,497,045   $2,538,597  $2,552,620  $2,780,081 $2,782,738
                                                            ==========   ==========   ==========  ==========  ========== ==========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses

          The following table presents impaired loans by type and any related valuation allowance at March 31, 1997.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $17,781      $10,851       $6,930      $1,875
       Real estate, construction..........................       2,912        2,912          -            -
       Real estate mortgage, commercial...................      16,437       15,901          536         185
                                                              --------     --------     --------    --------
             Total........................................     $37,130      $29,664       $7,466      $2,060
                                                              ========     ========     ========    ========

          The following table presents impaired loans by type and any related valuation allowance at December 31, 1996.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $13,988      $10,358       $3,630        $632
       Real estate, construction..........................       4,014        4,014          -            -
       Real estate mortgage, commercial...................      16,333       11,076        5,257         182
                                                              --------     --------     --------    --------
             Total........................................     $34,335      $25,448       $8,887        $814
                                                              ========     ========     ========    ========

          The following table presents impaired loans by type and any related valuation allowance at March 31, 1996.
                                                                         Impaired      Impaired
                                                               Total    Loans with    Loans with    Related
                                                             Impaired  No Valuation  a Valuation   Valuation
                                                               Loans     Allowance     Allowance   Allowance
                                                             --------  ------------  ------------  ----------
                                                                                (in thousands)
       Commercial ........................................     $16,604      $15,133       $1,471        $532
       Real estate, construction..........................       1,072          988           84          35
       Real estate mortgage, commercial...................       5,019        4,687          332          85
                                                              --------     --------     --------    --------
             Total........................................     $22,695      $20,808       $1,887        $652
                                                              ========     ========     ========    ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     4.  Impaired Loans and Allowance for Credit Losses (continued)

                                                                                     Three months ended March 31,
                                                                                    ------------------------------
                                                                                         1997         1996
                                                                                        --------    --------
                                                                                            (in thousands)
     Year-to-date average recorded investment in impaired loans.....................     $35,733     $22,857
     Year-to-date interest income recognized during impairment......................         168          41
     Year-to-date interest income recorded on a cash basis during impairment........         168          41

          At March 31, 1997, the majority of the total impaired loans were measured using the fair value of the loan's collateral. The
     $2.1 million and $652 thousand valuation allowances for impaired loans at March 31, 1997 and 1996, respectively, and the activity related to impaired loans for the three months ended March 31, 1997 and 1996 is included in the allowance for credit losses discussed below.

          In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". At March 31, 1997, the difference between total nonaccrual loans and total impaired loans was $17.2 million which included the following: nonaccrual residential loans of $13.4 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

          The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged off and that the allowance is adequate to cover all losses inherent in the portfolio at March 31, 1997. A summary of the activity in the allowance for credit losses for the three months ended March 31, 1997 and 1996 follows:

                                                                       Three months ended March 31,
                                                                     --------------------------------
                                                                             1997         1996
                                                                           --------     --------
                                                                               (in thousands)
     Balance at beginning of year......................................    $154,802     $177,621
     Provision for credit losses.......................................       9,900        4,000
     Less: charge-offs, net of recoveries of $1,457 and $2,106.........      (9,896)     (10,768)
                                                                           --------     --------
     Balance at March 31...............................................    $154,806     $170,853
                                                                           ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     5.  Intangible Assets

          Intangible assets at March 31, 1997, December 31, 1996 and
     March 31, 1996 included the following:
                                                            March 31,   December 31,  March 31,
                                                               1997         1996         1996
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Goodwill.............................................     $77,114      $79,454      $28,038
     Premium on bankcard receivables......................       7,342        7,986       10,762
     Premium on deposits..................................       6,497        6,729        7,498
     Employment contracts.................................       3,714        3,891          -
     Other................................................         452          787          885
                                                               -------      -------      -------
           Total intangible assets........................     $95,119      $98,847      $47,183
                                                               =======      =======      =======

     6.  Mortgage Servicing Rights

          Mortgage servicing rights activity for the three months ended
     March 31, 1997 and March 31, 1996 follows:
                                                                        Three months ended March 31,
                                                            -------------------------------------------------
                                                                       1997                      1996
                                                            -----------------------    ----------------------
                                                            Originated    Purchased   Originated    Purchased
                                                            ----------    ---------   ----------    ---------
                                                                             (in thousands)
     Balance at beginning of year.........................        $648       $2,598       $5,033      $1,067
     Capitalized mortgage servicing rights................         162         -             300         -
     Amortization.........................................         (34)         (86)        (501)        (96)
                                                              --------     --------     --------    --------
     Balance at March 31..................................        $776       $2,512       $4,832        $971
                                                              ========     ========     ========    ========

          The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed their fair value. At March 31, 1997, there was no valuation allowance.

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     7.  Valuation Allowance for Other Real Estate Owned

          There was no activity in the valuation allowances for other real estate owned for the first three months ended March 31, 1997 and 1996. The valuation allowances for other real estate owned had balances of $324 thousand and $295 thousand at March 31, 1997 and 1996, respectively.


     8.  Other Borrowed Funds, Short-term

          Other borrowed funds, short-term at March 31, 1997, December
     31, 1996 and March 31, 1996 included the following:
                                                            March 31,   December 31,  March 31,
                                                               1997         1996         1996
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Master demand note of the Corporation................    $327,113     $320,619     $358,927
     Bank notes...........................................     350,000      400,000      350,000
     Federal funds purchased-term.........................      85,000       60,000       10,000
     Treasury tax and loan note account...................       6,485       10,965        5,985
     Other................................................      76,344       29,893       34,270
                                                              --------     --------     --------
           Total other borrowed funds, short-term.........    $844,942     $821,477     $759,182
                                                              ========     ========     ========

     9.  Long-term Debt

          Following is a summary of the long-term debt of the Corporation at March 31, 1997, December 31, 1996 and March 31, 1996 which is all unsecured:
                                                            March 31,   December 31,  March 31,
                                                               1997         1996         1996
                                                          ------------ ------------- ------------
                                                                       (in thousands)
     Floating Rate Medium term bank note due October 2,
         1996.............................................    $   -        $   -         $75,000
     Floating Rate Medium term bank note due October 23,
         1996.............................................        -            -         100,000
     5.72% Medium term bank note due October 31, 1996.....        -            -         100,000
     Floating Rate Medium term bank note due November 1,
         1996.............................................        -            -          50,000
     Floating Rate Medium term bank note due April 20,
         1998.............................................      50,000       50,000         -
     10.375% Subordinated Capital Notes due August 1,
         1999.............................................      59,980       59,977       59,971
     9.15% Notes due June 1, 1996.........................        -            -          10,000
     8.68% Notes due January 31, 1997.....................        -          10,000        9,999
     8.67% Notes due March 20, 1997.......................        -          10,000        9,998
     8.375% Subordinated Notes due May 15, 2002...........      99,776       99,765       99,733
                                                              --------     --------     --------
           Total long-term debt...........................    $209,756     $229,742     $514,701
                                                              ========     ========     ========

                          FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                           (Unaudited)


     10. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

          In December 1996 and February 1997, the Corporation issued an aggregate $300 million in Floating Rate Subordinated Capital Income Securities ("Capital Securities") through two subsidiaries, First Maryland Capital I and First Maryland Capital II. Both subsidiaries are Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. The Corporation purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and the Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation which represent the sole assets of the Trusts.

          Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 100 basis points for the $150 million issued in December 1996 and LIBOR plus 85 basis points for the $150 million issued in February 1997 on the liquidation amount of $1,000 per Capital Security. Interest on the Junior Subordinated Debentures is calculated at the same rate as the Capital Securities.

          The December 1996 Junior Subordinated Debentures mature on January 15, 2027 and are redeemable by the Corporation in whole or in part on or after January 15, 2007. The February 1997 Junior Subordinated Debentures mature on February 1, 2027 and are redeemable by the Corporation in whole or in part on or after February 1, 2007. The Junior Subordinated Debentures are redeemable by the Corporation in whole but not in part, upon occurrence of certain special events. The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation of the Trusts.


     11.  Redeemable Preferred Stock

          In 1996, the Corporation authorized and issued 90 thousand shares of 4.50% Cumulative, Redeemable Preferred Stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition. The redeemable preferred stock was recorded at fair value at the date of issue or $7.6 million. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At March 31, 1997, all 90 thousand shares were outstanding and had a balance of $7.7 million. The cumulative dividends are payable quarterly when and as declared by the Corporation's Board of Directors out of funds legally available for such payments.

          Upon liquidation, the holders are entitled to $100 per share (an aggregate of $9 million based upon redeemable preferred shares outstanding at March 31, 1997) plus accrued and unpaid cumulative dividends through the distribution date before any distribution to holders of the Corporation's common stock.

          Redemption can occur at the Corporation's option or the holders' option (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Earnings Summary

          The net income of First Maryland Bancorp (the "Corporation") for the three months ended March 31, 1997 was $34.1 million compared to $30.1 million for the three months ended March 31, 1996. Return on average assets and return on average total equity were 1.27% and 10.90%, respectively, for the three months ended March 31, 1997 compared to 1.15% and 10.00% for the three months ended March 31, 1996.


     Table 1                Selected Quarterly Financial Information


                                                           1st Quarter  4th Quarter  3rd Quarter  2nd Quarter 1st Quarter
                                                               1997         1996         1996         1996        1996
                                                           -----------  -----------  ----------- ----------- -----------
                                                                                    (in thousands)
     CONSOLIDATED SUMMARY OF OPERATIONS:
        Net interest income (fully tax equivalent)........    $105,531     $106,407     $103,255     $97,898    $101,197
        Tax equivalent adjustment.........................       1,128        1,212        1,289       1,277       1,323
                                                              --------     --------     --------    --------    --------
        Net interest income...............................     104,403      105,195      101,966      96,621      99,874
        Provision for credit losses.......................       9,900          500        2,000         -         4,000
                                                              --------     --------     --------    --------    --------
        Net interest income after provision for credit
          losses..........................................      94,503      104,695       99,966      96,621      95,874
        Noninterest income................................      61,258       56,833       57,384      53,062      49,613
        Noninterest expenses..............................     102,465      105,358      103,023      99,168      99,312
                                                              --------     --------     --------    --------    --------
        Income before income taxes........................      53,296       56,170       54,327      50,515      46,175
        Income tax expense................................      19,193       20,138       20,625      17,981      16,106
                                                              --------     --------     --------    --------    --------
        Net income........................................     $34,103      $36,032      $33,702     $32,534     $30,069
                                                              ========     ========     ========    ========    ========

        Dividends declared on preferred stock.............      $2,955       $2,955       $2,955      $2,955      $2,955
        Dividends declared on redeemable preferred stock..         101          102          101         -           -

     CONSOLIDATED AVERAGE BALANCES:
        Total assets......................................  10,912,900   10,741,800   10,420,400  10,212,700  10,531,200
        Loans, net of unearned income.....................   6,792,700    6,686,500    6,365,900   6,018,700   6,173,600
        Deposits..........................................   7,258,700    7,233,900    7,208,400   6,943,200   6,905,200
        Long-term debt....................................     221,700      303,900      554,700     551,700     514,700
        Common stockholder's equity.......................   1,124,600    1,083,100    1,044,800   1,048,300   1,064,100
        Stockholders' equity..............................   1,269,400    1,227,900    1,189,600   1,193,100   1,208,900

     CONSOLIDATED RATIOS:
        Return on average assets..........................        1.27%        1.33%        1.29%       1.28%       1.15%
        Return on average common stockholder's equity.....       11.20        12.11        11.67       11.35       10.25
        Return on average total stockholders' equity......       10.90        11.67        11.27       10.97       10.00
        Average stockholders' equity to average total
          assets..........................................       11.63        11.43        11.42       11.68       11.48
        Capital to risk-adjusted assets:
          Tier 1..........................................       15.71        14.12        11.94       13.90       13.63
          Total...........................................       18.75        17.20        15.01       17.11       16.78
        Tier 1 leverage ratio.............................       13.68        12.18        10.71       11.19       10.99
        Net interest margin...............................        4.33         4.35         4.36        4.25        4.26
        Net charge-offs to average loans, net of average
          unearned income (annualized)....................        0.59         0.87         0.40        0.44        0.70
        Allowance for credit losses to period end loans,
          net of unearned income..........................        2.28         2.28         2.58        2.72        2.74
        Nonperforming assets to period end loans, net of
          unearned income plus other foreclosed assets
          owned...........................................        0.97         0.87         0.92        0.72        0.73

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)


     Net Interest Income and Net Interest Margin

          Net interest income on a fully tax equivalent basis for the quarter ended March 31, 1997 of $105.5 million increased $4.3 million (4.3%) when compared to net interest income of $101.2 million for the quarter ended March 31, 1996. The net interest margin for the first quarter of 1997 was 4.33% compared to a net interest margin of 4.26% for the first quarter of 1996. The following table summarizes the items which had a significant impact on net interest income and net interest margin in the first quarter of 1997.

     Table 2      Net Interest Income and Net Interest Margin Reconciliation
                                    (Tax Equivalent Basis)

                                                   Net           Net
                                                Interest      Interest
                                                 Income        Margin
                                                --------      --------
                                                 (dollars in millions)
     Three months ended March 31, 1996......       $101.2         4.26%
     Bankcard securitization (1)............         (8.5)       (0.21)
     Acquisition of 1st Washington Bancorp,
        Inc. ("1st Washington") (2).........          4.9        (0.06)
     Increased bankcard loan volumes........          3.5         0.05
     Higher level of earning assets.........          3.2         0.18
     Decline in bankcard loan product
        margins.............................         (3.1)       (0.13)
     Increase in net free funds.............          2.9         0.12
     Change in asset yields and funding
        costs...............................          2.2         0.10
     Interest recovery on a nonaccrual
        loan................................          1.2         0.05
     Other changes..........................         (2.0)       (0.03)
                                                  -------       ------
     Three months ended March 31, 1997......       $105.5         4.33%
                                                 ========       ======

     (1) The bankcard securitization represents the securitization and sale of an additional $335 million in bankcard loans in April 1996. The revenues associated with these loans were reported in noninterest income as servicing income.

     (2) The net interest margin of 1st Washington at the date of acquisition was significantly lower than the Corporation's net interest margin, which was consistent with most thrift institutions.

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)


          An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months ended March 31, 1997 and 1996 is presented in following table.


     Table 3      Net Interest Income, Interest Rate Spread and Net Interest Margin on Average Earning Assets
                                              (Tax Equivalent Basis)

                                                                       Three months ended March 31,
                                                 -----------------------------------------------------------------------
                                                                  1997                                  1996
                                                 -----------------------------------    -------------------------------
                                                  Average                    Yield/      Average                  Yield/
                                                  balance     Interest        rate       balance    Interest       rate
                                                 --------     --------     --------     --------    --------    --------
                                                                         (dollars in millions)
     Investment securities (1)..............     $2,532.4        $41.4         6.63%    $2,988.6       $46.9        6.31%
     Loans held-for-sale....................        101.5          1.9         7.66        115.1         2.0        7.10
     Loans, net of unearned income..........      6,792.7        136.5         8.15      6,173.6       131.8        8.59
     Other earning assets...................        451.9          5.9         5.32        272.0         3.6        5.30
                                                  -------       ------                   -------      ------
     Earning assets.........................     $9,878.5        185.7         7.62     $9,549.3       184.3        7.76
                                                 ========       ------                  ========      ------

     Interest bearing liabilities...........     $7,318.9         80.2         4.44     $7,214.9        83.1        4.63
     Interest rate spread (2)...............                                   3.18                                 3.13
     Interest free sources utilized
       to fund earning assets...............      2,559.6                                2,334.4
                                                  -------       ------                   -------      ------
     Total sources of funds.................     $9,878.5         80.2         3.29     $9,549.3        83.1        3.50
                                                 ========       ------                  ========      ------
     Net interest income....................                    $105.5                                $101.2
                                                                ======                                ======
     Net interest margin (3)................                                   4.33%                                4.26%
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

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)

     Table 4
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)
                                                            Three months ended March 31, 1997
                                                          -------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
                                                            -------     -----------  -----------
                                                                    (dollars in millions)
     ASSETS
     Cash and due from banks..............................      $636.0      $     -           - %
     Money market investments:
       Interest bearing deposits in other banks...........         0.3            -         4.11
       Trading account securities.........................         5.7            -         5.76
       Funds sold.........................................       445.9          5.9         5.31
     Investment securities available-for-sale:
       Taxable securities.................................     2,394.1         38.6         6.54
       Tax-exempt securities (1)..........................        81.7          2.1        10.45
       Equity investments.................................        56.6          0.7         4.97
                                                             ---------     ---------
          Total securities available-for-sale (2).........     2,532.4         41.4         6.63
     Loans held-for-sale..................................       101.5          1.9         7.66
     Loans, net of unearned income (1,3):
       Commercial.........................................     1,764.1         34.6         7.96
       Real estate, construction..........................       296.6          6.2         8.46
       Real estate mortgage, commercial...................     1,145.6         23.4         8.30
       Real estate mortgage, residential..................       837.6         14.9         7.22
       Retail.............................................     1,386.3         28.7         8.39
       Bankcard...........................................       563.5         16.1        11.58
       Leases receivable..................................       437.9          6.0         5.56
       Foreign............................................       361.1          6.6         7.39
                                                             ---------     ---------
            Total loans, net of unearned income...........     6,792.7        136.5         8.15
        Allowance for credit losses.......................      (152.9)           -            -
                                                             ---------
          Loans, net......................................     6,639.8            -            -
     Other assets.........................................       551.3            -            -
                                                             ---------     ---------
          Total assets/interest income....................   $10,912.9       $185.7
                                                              ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits in domestic offices:
       Noninterest bearing demand.........................    $2,029.2      $     -           - %
                                                             ---------
       Interest bearing demand............................       119.7          0.7         2.34
       Money market accounts..............................     1,623.5         11.6         2.90
       Savings...........................................      1,037.3          6.3         2.47
       Other consumer time................................     1,706.7         21.7         5.15
       Large denomination time............................       630.2          8.7         5.58
     Deposits in foreign banking offices..................       112.1          1.5         5.36
                                                             ---------     ---------
          Total interest bearing deposits.................     5,229.5         50.5         3.91
                                                             ---------     ---------
          Total deposits..................................     7,258.7            -            -
     Funds purchased......................................       710.7          9.0         5.15
     Other borrowed funds, short-term.....................       917.5         12.0         5.29
     Other liabilities....................................       287.7            -            -
     Long-term debt.......................................       221.7          4.6         8.48
     Guaranteed preferred beneficial interests in
        Company's junior subordinated debentures..........       239.5          4.1         6.95
     Redeemable preferred stock...........................         7.7            -            -
     Stockholders' equity.................................     1,269.4            -            -
                                                             ---------     ---------
          Total liabilities and stockholders'
             equity/interest expense......................   $10,912.9        $80.2
                                                              ========     ========

     Earning assets/interest income.......................    $9,878.5       $185.7         7.62%
     Interest bearing liabilities/interest expense........     7,318.9         80.2         4.44
     Earning assets/interest expense......................     9,878.5         80.2         3.29

     Interest rate spread (4).............................                                  3.18%
                                                                                           =====
     Net interest margin (5)..............................                                  4.33%
                                                                                           =====

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations-(Continued)

     Table 5
                                First Maryland Bancorp and Subsidiaries
                   Average Balances, Interest Rates and Yields and Net Interest Margin
                                          (Tax Equivalent Basis)
                                                            Three months ended March 31, 1996
                                                           ------------------------------------
                                                                                       Average
                                                            Average                     rate/
                                                            Balance       Interest      yield
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
                                                                                           =====

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     ----------------
     (1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
     (2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
     (3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
     (4) Interest rate spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
     (5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.



     Provision for Credit Losses

         The provision for credit losses for the three months ended March
     31, 1997 totaled $9.9 million, a $5.9 million increase (147.5%) from the $4.0 million provision recorded in the three months ended March 31, 1996. The 1997 provision for credit losses included a $13.7 million provision for bankcard loans offset by provision recaptures of $4.2 million at a bank subsidiary and a leasing subsidiary. The 1996 provision for credit losses included a $7.7 million provision for bankcard loans offset by $3.7 million in provision recaptures at subsidiary banks.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Income

          The following table presents the components of noninterest income for the three months ended March 31, 1997 and 1996.


     Table 6                     Noninterest Income
                                                   Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1997          1996    1997/1996
                                                  -------      -------   -----------
                                                        (dollars in thousands)
     Service charges on deposit accounts....      $21,803      $18,807         15.9%
     Trust and investment advisory fees.....        8,433        6,860         22.9
     Servicing income.......................        6,477        5,477         18.3
     Mortgage banking income................        6,018        5,198         15.8
     Credit card income.....................        1,993        4,099        (51.4)
     Securities gains (losses), net.........          453         (604)      (175.0)
     Other income:
       Customer service fees................        1,947        1,963         (0.8)
       Trading income.......................        1,583        1,151        (37.5)
       Security sales and fees..............        1,191        1,180          0.9
       Other................................       11,360        5,482        107.2
                                                  -------      -------        -----
     Total other income.....................       16,081        9,776         64.5
                                                  -------      -------        -----
            Total noninterest income........      $61,258      $49,613         23.5%
                                                  =======      =======      =======

          The Corporation's noninterest income for the first quarter of 1997 increased $11.6 million (23.5%) when compared to the first quarter of 1996. Service charges on deposits increased $3.0 million (15.9%) due to increases in retail deposit and business checking service charges. Trust and investment advisory fees increased $1.6 million (22.9%) as a result of increases in investment management and advisory fees and custody fees. Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), acquired on July 1, 1996, generated $795 thousand in investment advisory fees in the first quarter of 1997. Servicing income increased $1.0 million (18.3%) primarily due to the bankcard securitization. Mortgage banking income increased $820 thousand
     (15.8%) as a result of an increase in gains on the sale of mortgages which was partially offset by declines in gains on the sale of servicing and commercial mortgage loan placement fees. Credit card income declined $2.1 million (51.4%) due to the bankcard securitization which shifted $2.2 million in credit card fee income to servicing income. Securities gains of $453 thousand were recorded in the first quarter of 1997 compared to securities losses of $604 thousand in the first quarter of 1996. Securities sales are discussed in detail under "Changes in Financial Position". Other income increased $5.9 million (107.2%) due to a $5.5 million gain on the sale of the Corporation's investment in an ATM and point-of-sale network system in the first quarter of 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Noninterest Expenses

          The following table presents the components of noninterest expenses for the three months ended March 31, 1997 and 1996.


     Table 7                        Noninterest Expenses

                                                   Three months ended March 31,
                                                ----------------------------------
                                                                           Percent
                                                                           Change
                                                    1997          1996    1997/1996
                                                  -------      -------   -----------
                                                        (dollars in thousands)
     Salaries and wages.....................      $46,058      $43,180          6.7%
     Other personnel costs..................       12,403       13,496         (8.1)
     Equipment costs........................        9,244        8,656          6.8
     Occupancy costs.......................         8,125        8,195         (0.9)
     Other operating expenses:
       External services....................        7,241        5,480         32.1
       Postage and communications...........        4,620        4,099         12.7
       Advertising..........................        4,080        3,701         10.2
       Professional service fees............        2,288        1,860         23.0
       Lending and collection...............        1,317        1,427         (7.7)
       Regulatory insurance and fees........          520          858        (39.4)
       Other................................        6,569        8,360        (21.4)
                                                   ------       ------        -----
         Total other operating expenses.....       26,635       25,785          3.3
                                                   ------       ------        -----
             Total noninterest expenses.....     $102,465      $99,312          3.2%
                                                  =======      =======      =======
     </TABLE

          The Corporation's noninterest expenses for the first quarter of 1997 increased $3.2 million (3.2%) when compared to the first quarter of 1996. Salaries and wages increased $2.9 million (6.7%) as a result of increased employee incentives and commissions and the 1st Washington acquisition in July 1996. Other personnel costs decreased $1.1 million
     (8.1%) as a result of a $1.8 million decline in pension costs primarily due to an executive retirement in the first quarter of 1996. This decline was partially offset by a $643 thousand increase in healthcare costs. Equipment costs increased $588 thousand (6.8%) due to higher equipment maintenance contract costs in 1997. External services increased
     $1.8 million (32.1%) as a result of higher servicing costs associated with the bankcard loan portfolio and processing costs associated with a government automated tax payment program. Postage and communications increased $521 thousand (12.7%) primarily due to growth in banking relationships, including bankcard and 1st Washington.




























     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Changes in Financial Position


     Investment Securities

          Available-for-Sale Portfolio

          Investment securities available-for-sale decreased $55.6 million from December 31, 1996 to March 31, 1997. In the first quarter of 1997, the Corporation sold $177.0 million in investment securities which resulted in net gains of $453 thousand. These sales included $100.1 million in U.S. Treasury securities, resulting in $54 thousand in losses;
     $66.6 million in collateralized mortgage obligations ("CMO's"), resulting in gains of $50 thousand; $3.3 million in other debt securities, resulting in $476 thousand in gains and $7.0 million in equity securities, resulting in $19 thousand in losses. Paydowns, maturities and calls in the available-for-sale portfolio totaled $104.1 million. These decreases in the portfolio were partially offset by $259.0 million in purchases in the first quarter of 1997 which included the following: $115.3 million in U.S. Treasury and U.S. Government
     Agencies securities, $90.9 million in CMO's, $44.2 million in other debt securities and $8.6 million in equity securities. The fair value of the available-for-sale portfolio at March 31, 1997 was $19.2 million below the amortized cost compared to a fair value at December 31, 1996 which was $14.0 million above the amortized cost. This change in the fair value resulted in a $20.0 million adjustment (net of income taxes) to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 8 provides a summary of the gross unrealized gains and losses of the available-for-sale portfolio at March 31, 1997.



     Table 8                    Available-for-Sale Portfolio
                                                                            March 31, 1997
                                                            -------------------------------------------------
                                                                            Gross        Gross
                                                             Amortized   unrealized   unrealized     Fair
                                                               Cost         gains       losses       Value
                                                            ----------   ----------   ----------  ----------
                                                                            (in thousands)
     U.S. Treasury and U.S. Government Agencies...........    $623,904       $1,159     ($12,968)   $612,095
     Mortgage-backed obligations..........................   1,118,119        5,752      (22,386)  1,101,485
     Collateralized mortgage obligations:
        Issued by Federal Agencies........................     317,981        3,798       (2,499)    319,280
        Privately issued..................................      17,433            1         (403)     17,031
     Asset-backed securities..............................     226,985          401       (1,997)    225,389
     Obligations of states and political
        subdivisions......................................      88,393        4,144         (446)     92,091
     Other debt securities................................      71,169            -            -      71,169
     Equity securities....................................      52,219        6,461         (175)     58,505
                                                             ---------    ---------    ---------   ---------
           Total..........................................  $2,516,203      $21,716     ($40,874) $2,497,045
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Loan Portfolio

          Total loans, net of unearned income declined $16.3 million (0.2%) from $6.798 billion at December 31, 1996 to $6.782 billion at March 31, 1997. Seasonally lower bankcard receivables were partially offset by increases in commercial loans.

          Commercial loans increased $48.6 million (2.8%) from December 31, 1996 to March 31, 1997. Month-end balances can show some fluctuations due to the transactional nature of large corporate customers that borrow for short periods of time under revolving facilities. Growth in specialized lending sectors, primarily Communications lending, contributed to the year to date increase.

          Commercial real estate loans, which include both construction and commercial mortgages, declined $14.7 million (1.0%) from December 31, 1996 to March 31, 1997. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 10 and 11.

          Residential mortgages decreased $4.3 million (0.5%) from December 31, 1996 to March 31, 1997. The Corporation originates residential mortgages primarily for sale in the secondary market. New originations retained for the Corporation's permanent residential mortgage portfolio principally consist of low income housing and adjustable rate products.

          Retail loans increased $19.4 million (1.4%) from December 31, 1996 to March 31, 1997. The continued retail loan growth resulted primarily from a home equity credit product promotion which began in late February.

          Bankcard outstandings decreased $57.1 million (9.6%) since
     December 31, 1996. This reduction reflected seasonal paydowns following the year end holiday shopping season.

          Leases receivable increased $2.1 million (0.5%) since December
     31, 1996. Retail leases, which represent 11% of outstandings, increased $1.6 million (3.4%).

          Foreign loans declined $10.4 million (2.8%) from December 31, 1996 to March 31, 1997. The decline occurred primarily in the Latin American portfolio.

          The Corporation monitors exposure based on industry classifications and established limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 9.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Table 9              Loan Portfolio Distribution by Industry Classification
                                                                            March 31, 1997
                                                          ----------------------------------------------------
                                                           Outstanding    Unfunded      Total    Nonperforming
                                                             Balance    Commitments    Exposure      Loans
                                                           -----------  -----------   ---------- ------------
                                                                              (in thousands)
        Transportation (1)................................    $533,819      $67,492     $601,311      $  -
        Communications (2)................................     405,973      130,689      536,662       2,309
        Healthcare (3)....................................     367,550      120,799      488,349       1,146

     ----------------
     (1)  Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
     (2)  Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.
     (3)  Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.

     Table 10              Loans Secured by Real Estate and Other Real Estate Owned by Property Type
                                                                           March 31, 1997
                                                            -------------------------------------------------
                                                                  Total loans
                                                           ------------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Office buildings.....................................     $84,991     $334,549       $1,156      $   -
     Industrial warehouse.................................      46,649      201,509        5,256          -
     Retail...............................................      47,285      182,358        2,526       4,090
     Hospitals/nursing home...............................      21,284      108,817          -            -
     Hotels/motels........................................         -         58,106          -            -
     Commercial land......................................      22,882          407          416       4,972
     Special purpose......................................       5,982       89,453        1,347          -
     Apartments...........................................      31,058       61,927        5,429          -
     Mixed use............................................         218       47,789          -            -
     Residential land.....................................      23,786        1,632          -            -
     Other land-farm/recreational.........................         -          6,544          488          -
     Residential properties for resale....................       7,399        1,497        2,496          -
     Miscellaneous........................................       2,454       49,991          235          -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $293,988   $1,144,579      $19,349      $9,062
                                                            ==========   ==========   ==========  ==========

     Table 11              Loans Secured by Real Estate and Other Real Estate Owned by Geographic Region
                                                                            March 31, 1997
                                                            -------------------------------------------------
                                                                  Total loans
                                                            -----------------------                  Other
                                                           Real estate  Real estate Nonperforming real estate
                                                           construction   mortgage      loans        owned
                                                          ------------- ----------- ------------- -----------
                                                                            (in thousands)
     Maryland.............................................    $239,069     $771,057       $6,685      $4,964
     Pennsylvania.........................................       8,464      152,379        2,204       1,451
     Virginia.............................................      23,345       78,154        9,908       2,147
     Washington, D.C......................................       6,784       47,524          552          -
     Florida..............................................       1,708       26,483          -           500
     New Jersey...........................................       1,267       31,990          -            -
     Delaware.............................................       5,784       14,490          -            -
     All other............................................       7,567       22,502          -            -
                                                             ---------    ---------    ---------   ---------
           Total..........................................    $293,988   $1,144,579      $19,349      $9,062
                                                            ==========   ==========   ==========  ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Asset Quality


     Nonperforming Assets

          Nonperforming assets totaled $66.1 million at March 31, 1997, an increase of $7.2 million when compared to nonperforming assets of $58.9 million at December 31, 1996. Nonperforming assets increased $13.5 million primarily due to the transfer of loans to nonaccrual status. These additions were partially offset by the following: paydowns on nonaccrual loans of $3.8 million; other real estate owned ("OREO") sales of $2.0 million; loans reclassified to accrual status of $389 thousand and charge-offs of $123 thousand. The nonaccrual loan paydowns were cash payments on a variety of commercial and real estate loans. The most significant OREO sale was a $1.2 million commercial real estate property which resulted in a gain of $127 thousand. Loans returned to accrual status were residential loans which met the regulatory tests for return to accrual status. Information on the Corporation's impaired loans is included in Note
     4 of the Notes to the Consolidated Financial Statements.

          The following table presents nonperforming assets and accruing loans which are 90 days past due as to principal or interest on the dates indicated.



     Table 12                          Nonperforming Assets

                                                            March 31,   December 31,  March 31,
                                                               1997         1996         1996
                                                          ------------- ------------ -------------
                                                                   (dollars in thousands)
     Nonaccrual loans
     Domestic:
       Commercial.........................................     $17,781      $13,988      $16,605
       Real estate, construction..........................       2,912        4,014        1,072
       Real estate mortgage, commercial...................      16,437       16,333        5,019
       Real estate mortgage, residential..................      13,422        7,545        6,964
     Foreign..............................................       3,800        3,800        3,800
                                                              --------     --------     --------
           Total nonaccrual loans.........................      54,352       45,680       33,460
                                                              --------     --------     --------
     Restructured loans...................................         121          126          139
     Other assets owned:
       Other real estate..................................      11,073       12,765       11,832
       Valuation reserves.................................        (324)        (324)        (295)
       Other assets.......................................         922          705          396
                                                              --------     --------     --------
           Total other assets owned.......................      11,671       13,146       11,933
                                                              --------     --------     --------
       Total nonperforming assets.........................     $66,144      $58,952      $45,532
                                                              ========     ========     ========

     Nonperforming assets as a percentage of total
        loans, net of unearned income plus other
        foreclosed assets owned...........................        0.97%        0.87%        0.73%
                                                                  ====         ====         ====

     Accruing loans contractually past due
     90 days or more as to principal or interest:
        Domestic..........................................     $18,266      $23,812      $20,580
                                                              ========     ========     ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

          The following table details certain information relating to the allowance for credit losses of the Corporation for the three months ended March 31, 1997 and March 31, 1996, respectively.


     Table 13                 Analysis of the Allowance for Credit Losses


                                                           Three months ended March 31,
                                                          -------------------------------
                                                               1997         1996
                                                            ----------   ----------
                                                             (dollars in thousands)
     Allowance at beginning of year.......................    $154,802     $177,621
     Provision for credit losses..........................       9,900        4,000
     Losses charged off:
         Commercial loans.................................        (133)        (459)
         Real estate loans, mortgage:
           Residential....................................         -            (14)
           Commercial.....................................        (123)         -
         Retail loans.....................................      (1,447)      (1,174)
         Bankcard loans...................................      (9,518)     (11,227)
         Leases receivable................................        (132)         -
                                                              --------     --------
           Total losses charged off.......................     (11,353)     (12,874)

     Recoveries of losses previously charged off:
         Commercial loans.................................         221          352
         Real estate loans, construction..................          52           10
         Real estate loans, mortgage:
           Residential....................................         -              3
           Commercial.....................................         -              5
         Retail loans.....................................         703          443
         Bankcard loans...................................         454        1,267
         Leases receivable................................          27           26
                                                              --------     --------
           Total recoveries...............................       1,457        2,106
     Net losses charged off...............................      (9,896)     (10,768)
                                                              --------     --------
     Total allowance at March 31..........................    $154,806     $170,853
                                                              ========     ========

     Average loans, net of average unearned income........  $6,792,709   $6,173,601
                                                            ==========   ==========
     Period end loans, net of unearned income.............  $6,782,130   $6,228,882
                                                            ==========   ==========
     Net charge-offs to average loans, net of average
        unearned income (annualized)......................        0.59%        0.70%

     Allowance as a percentage of period end loans, net
        of unearned income................................        2.28         2.74

     Allowance as a percentage of nonperforming loans.....      284.19       508.51

          The Corporation's bankcard loan portfolio, like the portfolios of most other credit card issuers, is experiencing higher charge-off rates as a result of higher-than-anticipated levels of personal bankruptcies and the general expansion of unsecured consumer credit. The Corporation's ratio of bankcard loan net charge-offs to average loans, net of average unearned income (annualized) for the first quarter of 1997 increased over the fourth quarter of 1996 and the first quarter of 1996 ratios. The Corporation continues to monitor trends in the bankcard loan portfolio and is managing credit line usage and underwriting standards in a more aggressive manner.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Deposits

          Total deposits increased $147.0 million from December 31, 1996 to March 31, 1997. Core deposits increased $94.4 million. Commercial noninterest bearing demand deposits increased $110.7 million. Money market deposits and other savings deposits increased $59.0 million partially offset by a $56.2 million decline in other consumer time deposits. Purchased deposits, which include large denomination time deposits and foreign time deposits, increased $52.6 million primarily due to an increase in large denomination time deposits.

          Total deposits increased $674.0 million from March 31, 1996 to March 31, 1997. Core deposits increased $569.0 million. The 1st Washington acquisition resulted in an increase to the core deposit base and the number of branch locations. A $384.2 million increase in commercial noninterest bearing demand deposits represented more than 65% of the total core deposit increase and resulted from new business initiatives. Purchased deposits increased $105.0 million primarily due to an increase in large denomination time deposits.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Capital Resources

          The following table details the Corporation's capital components and ratios at March 31, 1997, December 31, 1996 and March 31, 1996, based upon the capital requirements of the Federal Reserve Board.


     Table 14                       Capital Components
                                                                         March 31,   December 31,  March 31,
                                                                            1997         1996         1996
                                                                       ------------ ------------- -------------
                                                                                 (dollars in thousands)
     Preferred stockholders' equity....................................    $144,852     $144,852    $144,852
     Common stockholder's equity.......................................   1,113,880    1,102,645   1,042,739
     Guaranteed preferred beneficial interests in Company's junior
        subordinated debentures........................................     296,344      147,113         -
     Disallowed intangibles............................................     (87,778)     (90,861)    (36,421)
     Net unrealized (gains) losses on investment securities available-
        for-sale (1)...................................................      11,687       (8,332)     (1,533)
                                                                           --------     --------    --------
     Tier 1 capital....................................................   1,478,985    1,295,417   1,149,637
                                                                           --------     --------    --------
     Qualifying long-term debt.........................................      99,776       99,765      99,733
     Intermediate preferred stock......................................       7,748        7,700         -
     Allowance for credit losses (2)...................................     118,123      115,173     106,272
     Mandatory convertible securities..................................      59,980       59,977      59,971
                                                                           --------     --------    --------
     Tier 2 capital....................................................     285,627      282,615     265,976
                                                                           --------     --------    --------
     Total capital.....................................................  $1,764,612   $1,578,032  $1,415,613
                                                                         ==========   ==========  ==========

     Risk-adjusted assets..............................................  $9,413,115   $9,174,168  $8,437,187
                                                                         ==========   ==========  ==========
     Average quarterly assets (regulatory guidelines).................. $10,901,606  $10,725,996 $10,494,467
                                                                         ==========   ==========  ==========
     Risk-based capital ratios:
       Tier 1 to risk adjusted assets..................................       15.71%       14.12%      13.63%
       Regulatory minimum..............................................        4.00         4.00        4.00
       Total capital to risk-adjusted assets...........................       18.75        17.20       16.78
       Regulatory minimum..............................................        8.00         8.00        8.00

     Leverage ratio....................................................       13.68        12.18       10.99

     (1)  Not included as Tier 1 capital under current regulatory capital guidelines.
     (2)  The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

          Tier 1 capital increased $183.6 million when March 31, 1997 is compared to December 31, 1996 and total capital increased $186.6 million during this same period. The Corporation issued an additional $148.3 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures in February 1997 which qualify as Tier 1 capital. See Note 10 of the Notes to Consolidated Financial Statements for additional information. In addition, net income of $34.1 million was partially offset by $3.1 million in dividends declared on preferred stock in the first three months of 1997.

          Tier 1 and total capital increased $329.3 million and $349.0 million respectively, when March 31, 1997 is compared to March 31, 1996. The Corporation issued $295.4 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures in December 1996 and February 1997. Net income of $136.4 million was partially offset by $52.1 million in dividends declared on common stock and preferred stock during this period. In addition, Tier 1 capital was negatively impacted by additional disallowed goodwill resulting from the acquisitions of 1st Washington and Zirkin-Cutler in 1996. Tier 2 capital was positively impacted by the issuance of intermediate preferred stock in 1996. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

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

          The following table presents the notional amounts and fair values of the classes of trading instruments at March 31, 1997 as well as the average fair values for the three months ended March 31, 1997.


     Table 15                       Trading Instruments
                                              March 31, 1997
                                  --------------------------------------
                                                     Fair Values
                                             ---------------------------
                                   Notional                   Average
                                   Amounts   End-of-Period  Three Months
                                  ---------- -------------  ------------
                                               (in thousands)
     Interest Rate Contracts

       Interest Rate Swaps.....  $1,132,301
         Receivable position...                   $10,459       $7,941
         Payable position......                    (8,694)      (5,235)

       Interest Rate Caps/Floors  1,279,403
         Held..................                     1,351        2,789
         Written...............                    (1,351)      (2,789)

       Futures.................      16,000
         Favorable position....                       250            -
         Unfavorable position..                      -               -

       Options.................       5,000
         Held..................                        23            -
         Written...............                      -               -


     Foreign Exchange Contracts

       Options.................   2,929,146
         Held..................                    47,233       41,687
         Written...............                   (26,878)     (29,232)

       Forwards................     865,335
         Favorable position....                     8,072        6,775
         Unfavorable position..                   (10,663)      (5,716)


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


     Table 16                        Net Trading Income
                                                           Three months ended March 31,
                                                          -------------------------------
                                                                1997         1996
                                                             ---------    ---------
                                                                 (in thousands)
              Interest rate contracts:
                  Interest rate swaps.....................       ($744)     ($1,929)
                  Futures.................................         630        1,554
                  Interest rate caps and floors...........           -            -
                  Options.................................           1            -
                  Miscellaneous...........................          31          192
                                                               -------      -------
                                                                   (82)        (183)
                                                               -------      -------
              Foreign exchange contracts:
                  Spot and forward contracts..............     (25,222)      (1,740)
                  Futures.................................           -            2
                  Options.................................      25,541        1,947
                  Miscellaneous...........................         645          521
                                                               -------      -------
                                                                   964          730
                                                               -------      -------
              Other:
                  Securities..............................         701          604
                                                               -------      -------
                        Total net trading income..........      $1,583       $1,151
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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table presents the notional amounts and fair values for the risk management instruments entered into by the Corporation at March 31, 1997 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at March 31, 1997.


     Table 17                          Risk Management Instruments
                                                                       March 31, 1997
                                            -----------------------------------------------------------------

                                                             Weighted
                                                              Average     Weighted Average Rate    Estimated
                                              Notional       Maturity     ---------------------      Fair
                                               Amount        in Years     Receive        Pay         Value
                                              --------     ------------ -----------  -----------   ---------
                                                                           (dollars in thousands)
     Designated to Assets
     --------------------

     Interest rate swaps sold
     ------------------------
     Convert floating rate to fixed
          rate.....................              $767,500         3.54         6.23%        5.48%   ($11,463)
                                                                                                     --------
       Carrying amount (1).........                                                                    3,674
       Unrealized gross gains......                                                                        -
       Unrealized gross losses.....                                                                  (15,137)

     Interest rate swaps purchased
     -----------------------------
     Convert fixed rate to floating
          rate.....................                46,349         3.24         5.56         6.29         179
                                                                                                     --------
       Carrying amount (1).........                                                                      (68)
       Unrealized gross gains......                                                                      458
       Unrealized gross losses.....                                                                     (211)

     Designated to Liabilities
     -------------------------

     Interest rate swaps sold
     ------------------------
     Convert fixed rate to floating
          rate.....................               262,000         1.03         6.37         5.56       1,117
                                                                                                     --------
       Carrying amount (1).........                                                                      623
       Unrealized gross gains......                                                                      980
       Unrealized gross losses.....                                                                     (486)

     Interest rate swaps purchased
     -----------------------------
     Convert floating rate to fixed
          rate.....................                     -            -            -            -           -
                                                                                                     --------
       Carrying amount (1).........                                                                     (131)
       Unrealized gross gains......                                                                      131
       Unrealized gross losses.....                                                                        -

     Interest rate caps purchased
     ----------------------------
     Cap floating rate at strike
          level....................               159,100         2.21          Cap - 13.50% (2)           -
                                                                                                     --------
       Carrying amount (1).........                                                                        -
       Unrealized gross gains......                                                                        -
       Unrealized gross losses.....                                                                        -

     Call options purchased........                 9,563         0.60            -            -       2,947
     ----------------------                                                                          --------
       Carrying amount (1).........                                                                    3,113
       Unrealized gross gains......                                                                        -
       Unrealized gross losses.....                                                                     (166)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Off-Balance Sheet Derivative Financial Instruments (cont'd)

     Table 17                          Risk Management Instruments
                                                                       March 31, 1997
                                            -----------------------------------------------------------------

                                                             Weighted
                                                              Average     Weighted Average Rate    Estimated
                                              Notional       Maturity     ---------------------      Fair
                                               Amount        in Years     Receive        Pay         Value
                                              --------     ------------ -----------  -----------   ---------
                                                                           (dollars in thousands)
     Basis swaps
     -----------
     Convert floating rate to
          different index..........               $80,000         1.39         5.67%        5.45%      ($450)
                                                                                                     --------
       Carrying amount (1).........                                                                       14
       Unrealized gross gains......                                                                       69
       Unrealized gross losses.....                                                                     (533)

     (1)  Carrying amounts for 1997 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $3.4 million; deferred gain on the early termination of an interest rate swap purchased, ($131) thousand; and deferred premiums on call options purchased, $166 thousand.
     (2)  Pays interest if interest rates exceed 13.50%.

          The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at March 31, 1997.


     Table 18           Maturity Schedule of Risk Management Instruments

                                                1 Year         1-5
                                               or Less        Years        Total
                                             ------------  ------------ -----------
                                                     (dollars in thousands)
     Designated to Assets
     --------------------
        Notional amount.....................    $   -         $813,849     $813,849
        Weighted average receive rate.......        -  %          6.19%        6.19%
        Estimated fair value................        -          (11,284)     (11,284)


     Designated to Liabilities
     -------------------------
        Notional amount.....................     $144,953     $285,710     $430,663
        Weighted average receive rate.......         6.14%        6.63%        6.37%
        Estimated fair value................        2,267        1,797        4,064


     Basis Swaps
     -----------
        Notional amount.....................    $   -          $80,000      $80,000
        Weighted average receive rate.......        -  %          5.67%        5.67%
        Estimated fair value................        -             (450)        (450)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Off-Balance Sheet Derivative Financial Instruments (cont'd)

          The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the three months ended March 31, 1997.

     Table 19             Activity of Risk Management Instruments
                                                            Designated
                                               Designated       to          Basis
                                                to Assets   Liabilities     Swaps        Total
                                               ----------  ------------   --------       -----
                                                               (in thousands)
     Three months ended March 31, 1997
     ---------------------------------
     Balance at beginning of year...........     $763,923     $514,536      $80,000   $1,358,459
     Additions..............................       50,000       15,000         -          65,000
     Maturities/amortizations...............          (74)     (98,873)        -         (98,947)
                                                 --------     --------     --------   ----------
     Balance at March 31, 1997..............     $813,849     $430,663      $80,000   $1,324,512
                                                 ========     ========     ========   ==========


          Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $3.4 million as of March 31, 1997. In the remainder of 1997 and 1998, $2.6 million and $858 thousand, respectively, will be amortized into income.

          The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $131 thousand as of March 31, 1997. In the remainder of 1997 and 1998, $74 thousand and $57 thousand, respectively, will be amortized into income.

          For the three months ended March 31, 1997, the off-balance sheet derivative financial instruments entered into for risk management purposes by the Corporation had the following impact on the components of net interest income: gross interest income decreased $793 thousand and gross interest expense decreased $1.1 million which resulted in a $334 thousand increase in net interest income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Pending Transactions


          On January 21, 1997, the Corporation, AIB and Dauphin Deposit Corporation ("Dauphin") entered into a definitive agreement and plan of merger, pursuant to which Dauphin will merge into and with the Corporation. Dauphin shareholders will receive cash and AIB American Depository Shares ("AIB ADSs") with an aggregate value of approximately $1.36 billion based upon the market price of AIB ADSs on January 21, 1997. Dauphin and its bank and nonbank subsidiaries provide corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions, primarily in south-central Pennsylvania. At March 31, 1997, Dauphin had consolidated total assets of $5.8 billion, total deposits of $4.1 billion, and total stockholders' equity of $573.4 million. The purchase of Dauphin is subject to both Dauphin and AIB shareholder approval as well as U.S. and Irish regulatory approvals.

          The Corporation, on a parent company basis, held liquid assets in excess of short-term liabilities totaling approximately $515 million at March 31, 1997. It is the intention of management to use these assets as a source of funding for the acquisition of Dauphin. As a result, dividends from subsidiaries will be the primary source of funds for debt service and preferred stock dividend requirements of the Corporation subsequent to the acquisition. Management is confident that the earnings and dividend capacity at its subsidiary banks will be adequate to service interest obligations on existing and new long-term debt and any preferred stock dividend requirements of the Corporation.

                            Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           The following exhibit is furnished to this Form 10-Q:

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           A current report on Form 8-K was filed on January 29, 1997 to report the January 21, 1997 announcement of a merger agreement between First Maryland Bancorp, Allied Irish Banks, p.l.c. and Dauphin Deposit Corporation.

           A current report on Form 8-K was filed on February 3, 1997 to file Dauphin Deposit Corporation consolidated financial statements as of and for the year ended December 31, 1995; notes to consolidated financial statements; and independent auditor's report on the consolidated financial statements and Dauphin Deposit Corporation unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1996.

           A current report on Form 8-K was filed on March 5, 1997 to file certain unaudited pro forma consolidated, condensed financial statements to reflect the merger of Dauphin Deposit Corporation into First Maryland Bancorp on a purchase accounting basis.



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        First Maryland Bancorp



     May 14, 1997                        BY /s/ Jerome W. Evans
                                         ----------------------------
                                         Jerome W. Evans
                                         Executive Vice President and
                                           Chief Financial Officer


     May 14, 1997                        BY /s/ Robert L. Carpenter, Jr.
                                         -------------------------------
                                         Robert L. Carpenter, Jr.
                                         Senior Vice President and
                                           Controller