Form 10-Q
period 1997-06-30
FIRST MARYLAND BANCORP
filed 1997-08-13
CIK 36510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            --
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273

                        -------------------------------

                            FIRST MARYLAND BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     MARYLAND                         52-0981378
            -------------------------------       -------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                   FIRST MARYLAND BUILDING
                   25 SOUTH CHARLES STREET
                     BALTIMORE, MARYLAND                21201
          ---------------------------------------     ----------
          (Address of principal executive offices)    (zip code)

                                 410-244-4000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X    No
                                                         --      --

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  All voting stock (594,480,215 outstanding shares of Common Stock, $1/7 par value) of the registrant is owned by Allied Irish Banks, p.l.c., an Irish banking corporation.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I.  FINANCIAL INFORMATION
                                                                                       PAGE
                                                                                       ----
Item 1.  Financial Statements:

                   Consolidated Statements of Income                                      3

                   Consolidated Statements of Condition                                   4

                   Consolidated Statements of Changes in Stockholders' Equity             5

                   Consolidated Statements of Cash Flows                                  6

                   Notes to Consolidated Financial Statements                          7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          14-34

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                35

Signatures                                                                               35

      PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                          ------------------- --------------------------
                                                JUNE 30,               JUNE 30,
                                          ------------------  --------------------------
                                            1997      1996      1997          1996
                                          --------  --------  --------  ----------------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans..............  $139,772  $123,036   $275,810     $254,269
Interest on investment securities
 available-for-sale:
     Taxable............................    38,897    40,564     77,486       84,667
     Tax-exempt.........................     1,331     1,606      2,784        3,270
     Dividends..........................       679       230      1,373          580
Interest on loans held-for-sale.........     2,078     2,072      3,996        4,104
Interest on money market investments....     7,257     4,696     13,180        8,280
                                          --------  --------   --------     --------
          Total interest and dividend
           income.......................   190,014   172,204    374,629      355,170
                                          --------  --------   --------     --------
INTEREST EXPENSE
Interest on deposits....................    50,705    49,406    101,181      100,970
Interest on Federal funds purchased and
 other short-term borrowings............    21,590    16,784     42,581       39,380
Interest on long-term debt..............     4,434     9,393      9,072       18,325
Interest on guaranteed preferred
 beneficial interests in
 Company's junior subordinated
 debentures.............................     5,301         -      9,408            -
                                          --------  --------   --------     --------
          Total interest expense........    82,030    75,583    162,242      158,675
                                          --------  --------   --------     --------
NET INTEREST INCOME.....................   107,984    96,621    212,387      196,495
Provision for credit losses (note 5)....     9,300         -     19,200        4,000
                                          --------  --------   --------     --------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES..........................    98,684    96,621    193,187      192,495
                                          --------  --------   --------     --------
NONINTEREST INCOME
Service charges on deposit accounts.....    21,738    19,608     43,541       38,415
Trust and investment advisory fees......     8,414     6,590     16,847       13,450
Mortgage banking income.................     6,853     6,708     12,871       11,906
Servicing income........................     5,549     6,358     12,026       11,835
Credit card income......................     3,167     2,107      5,160        6,206
Securities gains (losses), net..........        55       905        508          301
Other income............................    10,365    10,786     26,446       20,562
                                          --------  --------   --------     --------
          Total noninterest income......    56,141    53,062    117,399      102,675
                                          --------  --------   --------     --------
NONINTEREST EXPENSES
Salaries and wages......................    47,806    43,953     93,864       87,133
Other personnel costs...................    10,315    11,477     22,718       24,973
Occupancy costs.........................     8,014     6,977     16,139       15,172
Equipment costs.........................     7,810     7,715     17,054       16,371
Other operating expenses................    24,724    29,046     51,359       54,831
                                          --------  --------   --------     --------
          Total noninterest expenses....    98,669    99,168    201,134      198,480
                                          --------  --------   --------     --------
INCOME BEFORE INCOME TAXES..............    56,156    50,515    109,452       96,690
Income tax expense......................    20,332    17,981     39,525       34,087
                                          --------  --------   --------     --------
NET INCOME..............................  $ 35,824  $ 32,534   $ 69,927     $ 62,603
                                          ========  ========   ========     ========

          See accompanying notes to consolidated financial statements

PAGE 4
                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)




                                             JUNE 30,    DECEMBER 31,      JUNE 30,
                                               1997          1996            1996
                                           -----------   ------------     ----------
                                                       (IN THOUSANDS)
ASSETS
Cash and due from banks.................   $   901,001   $   842,032      $  656,452
Money market investments (note 3).......       381,468        75,260         282,901
Investment securities available-for-
 sale (note 4)..........................     2,600,575     2,552,620       2,411,844
Loans held-for-sale.....................       133,846       150,742          97,162
Loans, net of unearned income of
 $129,878, $130,026 and $115,741:
  Commercial............................     1,863,078     1,731,031       1,782,654
  Real estate, construction.............       258,020       299,925         274,384
  Real estate, mortgage:
   Residential..........................       817,793       833,045         626,805
   Commercial...........................     1,120,513     1,153,319         972,124
  Retail................................     1,482,527     1,380,767       1,267,940
  Bankcard..............................       499,628       596,474         404,738
  Leases receivable.....................       451,824       438,060         366,558
  Foreign...............................       346,109       365,824         339,841
                                           -----------   -----------      ----------
   Total loans, net of unearned income..     6,839,492     6,798,445       6,035,044
Allowance for credit losses (note 5)....      (152,797)     (154,802)       (164,241)
                                           -----------   -----------      ----------
   Loans, net...........................     6,686,695     6,643,643       5,870,803
Premises and equipment..................       109,154       106,701         102,926
Due from customers on acceptances.......         8,434         8,725           8,700
Other assets............................       425,148       411,301         368,096
                                           -----------   -----------      ----------
        Total assets....................   $11,246,321   $10,791,024      $9,798,884
                                           ===========   ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits..........   $ 2,440,627   $ 2,248,252      $2,001,091
  Interest bearing deposits.............     5,030,118     5,135,616       4,816,104
Interest bearing deposits in foreign
 banking office.........................       103,741       113,830         104,878
                                           -----------   -----------      ----------
   Total deposits.......................     7,574,486     7,497,698       6,922,073
Federal funds purchased and securities
 sold under repurchase agreements.......       668,076       533,547         459,376
Other borrowed funds, short-term
 (note 9)...............................       822,330       821,477         418,221
Bank acceptances outstanding............         8,434         8,725           8,700
Accrued taxes and other liabilities.....       397,589       297,525         267,895
Long-term debt (note 10)................       209,769       229,742         554,715
Guaranteed preferred beneficial
 interests in Company's junior
 subordinated debentures (note 11)......       295,644       147,113               -
                                           -----------   -----------      ----------
       Total liabilities................     9,976,328     9,535,827       8,630,980
                                           -----------   -----------      ----------
4.50% Cumulative, Redeemable Preferred
 Stock, $5 par value per share;
 $100 liquidation preference per share;
  authorized and issued 90,000
  shares (note 12)......................         7,797         7,700               -
                                           -----------   -----------      ----------
Stockholders' equity:
  7.875% Noncumulative Preferred Stock,
   Series A, $5 par value per share,
    $25 liquidation preference per
     share; authorized 8,910,000 shares;
     issued 6,000,000 shares............        30,000        30,000          30,000
  Common stock, $1/7 par value per
   share; authorized 600,000,000 shares;
   issued 594,480,215 shares............        84,926        84,926          84,926
  Capital surplus.......................       198,176       198,176         198,176
  Retained earnings.....................       946,036       926,063         862,535
  Net unrealized gains (losses) on
   investment securities
   available-for-sale...................         3,058         8,332          (7,733)
                                           -----------   -----------      ----------
    Total stockholders' equity..........     1,262,196     1,247,497       1,167,904
                                           -----------   -----------      ----------
         Total liabilities, redeemable
          preferred stock and
          stockholders' equity..........   $11,246,321   $10,791,024      $9,798,884
                                           ===========   ===========      ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                      NET
                                                                                   UNREALIZED
                                                                                      GAINS
                                                                                  (LOSSES) ON
                                                                                   INVESTMENT
                                                                                   SECURITIES
                                          PREFERRED   COMMON   CAPITAL  RETAINED   AVAILABLE-
                                            STOCK     STOCK    SURPLUS  EARNINGS    FOR-SALE       TOTAL
                                          ---------  -------  --------  ---------  -----------     -----
                                                              (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 1996
------------------------------
Balance at beginning of year............    $30,000  $84,926  $198,176  $846,058     $ 24,414    $1,183,574
Net income..............................                                  62,603                     62,603
Dividends declared on
    common stock........................                                 (40,000)                   (40,000)
Dividends declared on
    preferred stock.....................                                  (5,910)                    (5,910)
Change in net cost not yet
    recognized as periodic pension
    expense.............................                                    (216)                      (216)
Change in net unrealized gains (losses)
    on investment securities available-
    for-sale............................                                              (32,147)      (32,147)
                                           --------  -------  --------  --------     --------    ----------
Balance at June 30, 1996................    $30,000  $84,926  $198,176  $862,535     $ (7,733)   $1,167,904
                                           ========  =======  ========  ========     ========    ==========

SIX MONTHS ENDED JUNE 30, 1997
------------------------------
Balance at beginning of year............    $30,000  $84,926  $198,176  $926,063     $  8,332    $1,247,497
Net income..............................                                  69,927                     69,927
Dividends declared on
    common stock........................                                 (44,000)                   (44,000)
Dividends declared on
    preferred stock.....................                                  (5,910)                    (5,910)
Dividends declared on redeemable
    preferred stock.....................                                    (203)                      (203)
Change in net cost not yet
    recognized as periodic pension
    expense.............................                                     255                        255
Accretion of redeemable preferred
    stock...............................                                     (96)                       (96)
Change in net unrealized gains (losses)
    on investment securities available-
    for-sale............................                                               (5,274)       (5,274)
                                           --------  -------  --------  --------     --------    ----------
Balance at June 30, 1997................    $30,000  $84,926  $198,176  $946,036     $  3,058    $1,262,196
                                           ========  =======  ========  ========     ========    ==========


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------
                                                                           1997          1996
                                                                           ----          ----
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.........................................................    $  69,927   $     62,603
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for credit losses.......................................       19,200          4,000
 Depreciation and amortization.....................................       16,963         18,074
 Deferred income tax expense.......................................       17,401         15,769
 Net gain on the sale of assets....................................         (868)           (46)
 Net decrease in loans originated for sale.........................       16,896         18,840
 Net increase in trading account securities........................     (151,737)          (920)
 Net (increase) decrease in accrued interest receivable............       (2,539)         5,102
 Net increase (decrease) in accrued interest payable...............          558        (12,651)
 Other, net........................................................       38,258        (61,106)
                                                                       ---------   ------------
     Net cash provided by operating activities.....................       24,059         49,665
                                                                       ---------   ------------
INVESTING ACTIVITIES
 Proceeds from sales of investment
  securities available-for-sale....................................      389,533        773,623
 Proceeds from paydowns and maturities of investment
  securities available-for-sale (1)................................      225,274     10,155,832
 Purchases of investment securities available-for-
  sale (1).........................................................     (671,848)   (10,602,119)
 Net (increase) decrease in short-term investments.................     (154,471)        62,681
 Net disbursements from lending activities of
  banking subsidiaries.............................................      (58,894)      (232,793)
 Principal collected on loans of nonbank subsidiaries..............       21,690         12,629
 Loans originated by nonbank subsidiaries..........................      (29,954)       (22,104)
 Principal payments received under leases..........................        1,992          1,790
 Purchases of assets to be leased..................................       (1,049)        (8,674)
 Proceeds from the sale of other real
  estate owned transactions........................................        5,275          1,544
 Proceeds from the sale of premises and equipment..................          540            634
 Purchases of premises and equipment...............................      (14,976)       (10,834)
 Securitization and sale of bankcard receivables...................            -        337,716
 Other, net........................................................       32,923        (26,822)
                                                                       ---------   ------------
    Net cash (used for) provided by investing
     activities....................................................     (253,965)       443,103
                                                                       ---------   ------------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits...............................       76,788       (121,109)
 Net increase (decrease) in short-term borrowings..................      135,382       (546,572)
 Principal payments on long-term debt..............................      (20,000)       (10,000)
 Proceeds from issuance of medium-term bank notes..................            -         50,000
 Proceeds from the issuance of guaranteed preferred
  beneficial interests in Company's junior
  subordinated debentures..........................................      146,817              -
 Cash dividends paid...............................................      (50,112)        (5,910)
                                                                       ---------   ------------
    Net cash provided by (used for) financing activities...........      288,875       (633,591)
                                                                       ---------   ------------
Increase (decrease) in cash and cash
 equivalents.......................................................       58,969       (140,823)
Cash and cash equivalents at beginning of year.....................      842,266        797,460
                                                                       ---------   ------------
Cash and cash equivalents at June 30...............................    $ 901,235   $    656,637
                                                                       =========   ============
SUPPLEMENTAL DISCLOSURES
   Interest payments...............................................    $ 161,684   $    171,326
   Income tax payments.............................................       15,131         18,922
NONCASH INVESTING AND FINANCING ACTIVITIES
   Loan charge-offs................................................       23,983         21,622
   Transfers to other real estate..................................        3,963            552

------------------
(1) During the six months ended June 30, 1996, the holding company of the Corporation utilized short-term Federal Agency discount notes for liquidity management purposes.

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

   The accounting and reporting policies of First Maryland Bancorp and subsidiaries (the "Corporation") conform to generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1996 Annual Report on Form 10-K. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


2.  NEW ACCOUNTING PRONOUNCEMENTS

   The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") on January 1, 1997. SFAS 125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize the financial assets when control has been surrendered in accordance with criteria provided in the Statement. The adoption of SFAS 125 did not have a material impact on the financial statements of the Corporation.

   Subsequent to the issuance of SFAS 125, SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125" was issued. SFAS No. 127 defers the effective date of certain provisions of SFAS 125 relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral until January 1, 1998. The adoption of SFAS 127 is not expected to have a material impact on the financial statements of the Corporation.

   In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS 130 is not expected to have a material impact on the financial statements of the Corporation.

   In June 1997, SFAS 131, " Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 is not expected to have a material impact on the financial statements of the Corporation.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                  (UNAUDITED)


3.  MONEY MARKET INVESTMENTS

   Money market investments at June 30, 1997, December 31, 1996 and June 30, 1996 included the following:

                                            JUNE 30,  DECEMBER 31,  JUNE 30,
                                              1997        1996        1996
                                            --------  ------------  ---------
                                                     (IN THOUSANDS)
Interest bearing deposits in other banks..  $    234       $   234   $    185
Trading account securities................   151,737             -      1,246
Federal funds sold........................   217,000        32,975     88,200
Securities purchased under agreements
 to resell................................    12,497        42,051    193,270
                                            --------       -------   --------
               Total money market
                investments...............  $381,468       $75,260   $282,901
                                            ========       =======   ========

4. INVESTMENT SECURITIES

   The following is a comparison of the amortized cost and fair values of available-for-sale securities:


                                         JUNE 30, 1997              DECEMBER 31, 1996            JUNE 30, 1996
                                    ------------------------      ---------------------    ------------------------
                                    AMORTIZED        FAIR         AMORTIZED       FAIR      AMORTIZED       FAIR
                                       COST          VALUE           COST         VALUE        COST        VALUE
                                    ---------        -----        -----------     -----    ----------      -----
                                                                        (IN THOUSANDS)


U.S. Treasury and U.S.
 Government
     Agencies................      $  600,292     $  595,226    $   614,843  $  611,061   $  739,617     $  727,662
Mortgage-backed obligations..       1,141,429      1,141,930      1,161,369   1,159,649    1,089,390      1,070,261
Collateralized mortgage
 obligations:
   Issued by Federal
    Agencies.................         365,628        367,773        345,357     348,433      320,070        322,949
   Privately issued..........          15,155         14,870         20,627      20,223       25,095         24,309
Asset-backed securities......         256,286        257,818        204,657     206,422       44,963         45,015
Obligations of states and
 political subdivisions......          83,326         87,673         93,987      98,889       90,724         95,304
Other investment securities..         133,971        135,285         97,757     107,943      114,199        126,344
                                   ----------     ----------    -----------  ----------   ----------     ----------
            Total............      $2,596,087     $2,600,575    $ 2,538,597  $2,552,620   $2,424,058     $2,411,844
                                   ==========     ==========    ===========  ==========   ==========     ==========

5. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

   The following table presents impaired loans by type and any related valuation allowance at June 30, 1997:

                                                     IMPAIRED       IMPAIRED
                                        TOTAL       LOANS WITH     LOANS WITH       RELATED
                                       IMPAIRED    NO VALUATION    A VALUATION     VALUATION
                                        LOANS       ALLOWANCE      ALLOWANCE       ALLOWANCE
                                       --------    ------------   ------------     ---------
                                                        (IN THOUSANDS)
Commercial........................     $10,175       $ 5,251        $4,924         $  996
Real estate, construction.........       5,677         5,677             -              -
Real estate mortgage, commercial..       9,803         8,838           965            233
                                       -------       -------        ------         ------
          Total...................     $25,655       $19,766        $5,889         $1,229
                                       =======       =======        ======         ======


                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                  (UNAUDITED)


5. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONT'D)

   The following table presents impaired loans by type and any related valuation allowance at December 31, 1996:

                                                     IMPAIRED       IMPAIRED
                                        TOTAL       LOANS WITH     LOANS WITH       RELATED
                                       IMPAIRED    NO VALUATION    A VALUATION     VALUATION
                                        LOANS       ALLOWANCE      ALLOWANCE       ALLOWANCE
                                       --------    ------------   ------------     ---------
                                                         (IN THOUSANDS)
Commercial........................      $13,988       $10,358       $3,630           $632
Real estate, construction.........        4,014         4,014            -              -
Real estate mortgage, commercial..       16,333        11,076        5,257            182
                                        -------       -------       ------           ----
          Total...................      $34,335       $25,448       $8,887           $814
                                        =======       =======       ======           ====

   The following table presents impaired loans by type and any related valuation allowance at June 30, 1996:

                                                     IMPAIRED       IMPAIRED
                                        TOTAL       LOANS WITH     LOANS WITH       RELATED
                                       IMPAIRED    NO VALUATION    A VALUATION     VALUATION
                                        LOANS       ALLOWANCE      ALLOWANCE       ALLOWANCE
                                       --------    ------------   ------------     ---------
                                                         (IN THOUSANDS)
Commercial.........................    $16,223       $14,766        $ 1,457           $521
Real estate, construction..........      1,501         1,421             80             35
Real estate mortgage, commercial...      4,086         3,803            283            160
                                       -------       -------        -------           ----
          Total....................    $21,810       $19,990        $ 1,820           $716
                                       =======       =======        =======           ====


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                      1997        1996
                                                                      ----        -----
                                                                       (IN THOUSANDS)
Year-to-date average recorded investment in impaired loans.....     $32,373      $22,508
Year-to-date interest income recognized during impairment......         917          171
Year-to-date interest income recognized on a cash basis
 during impairment.............................................         917          171


   At June 30, 1997, the majority of the total impaired loans were measured using the fair value of the loan's collateral. The $1.2 million and $716 thousand valuation allowances for impaired loans at June 30, 1997 and 1996, respectively, and the activity related to impaired loans for the six months ended June 30, 1997 and 1996 is included in the allowance for credit losses discussed below.

   In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan under Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan". At June 30 ,1997, the difference between total nonaccrual loans and total impaired loans was $20.7 million which included the following: nonaccrual residential loans of $16.9 million which were considered smaller balance homogeneous loans and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

   The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged-off and that the allowance is adequate to cover all losses inherent in the portfolio at June 30, 1997. A summary of the activity in the allowance for the six months ended June 30, 1997 and 1996 follows:

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                  (UNAUDITED)


5. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES (CONT'D)

                                          SIX MONTHS ENDED JUNE  30,
                                          ---------------------------
                                             1997          1996
                                             ----          ----
                                               (IN THOUSANDS)
Balance beginning of year...............    $154,802     $177,621
Provision for credit losses.............      19,200        4,000
Less: charge-offs, net of recoveries of
 $2,778 and $4,242......................     (21,205)     (17,380)
                                            --------     --------
Balance at June 30......................    $152,797     $164,241
                                            ========     ========

6.  INTANGIBLE ASSETS

   Intangible assets at June 30, 1997, December 31, 1996 and June 30, 1996 included the following:


                                   JUNE 30,  DECEMBER 31,  JUNE 30,
                                     1997        1996        1996
                                   --------  ------------  --------
                                            (IN THOUSANDS)
Goodwill.........................   $76,086       $79,454   $27,382
Premium on bankcard receivables..     6,697         7,986    10,049
Premium on deposits..............     6,266         6,729     7,210
Employment contracts.............     3,537         3,891         -
Other............................       452           787       873
                                    -------       -------   -------
               Total.............   $93,038       $98,847   $45,514
                                    =======       =======   =======

7.  MORTGAGE SERVICING RIGHTS

   Mortgage servicing rights activity for the six months ended June 30, 1997 and 1996 follows:

                                                    SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------------
                                                  1997                       1996
                                                  ----                       ----
                                         ORIGINATED   PURCHASED   ORIGINATED   PURCHASED
                                         -----------  ----------  -----------  ----------
                                                          (IN THOUSANDS)
Balance beginning of year..............     $ 648      $2,598      $ 5,033      $1,067
Capitalized mortgage servicing rights..       269           -          300          30
Amortization...........................       (70)       (210)        (714)       (155)

Sale of servicing......................         -           -       (4,334)       (914)
                                            -----      ------      -------      ------
Balance at June 30.....................     $ 847      $2,388      $   285      $   28
                                            =====      ======      =======      ======


   The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed their fair value. At June 30, 1997, there was no valuation allowance.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

8.  VALUATION ALLOWANCE FOR OTHER REAL ESTATE OWNED

   There was no activity in the valuation allowances for other real estate owned for the first six months ended June 30, 1997 and 1996. The valuation allowances for other real estate owned had balances of $324 thousand and $295 thousand at June 30, 1997 and 1996, respectively.


9.  OTHER BORROWED FUNDS, SHORT-TERM

   Other borrowed funds, short-term at June 30, 1997, December 31, 1996 and June 30, 1996 included the following:

                                          JUNE 30,  DECEMBER 31,  JUNE 30,
                                            1997        1996        1996
                                          --------  ------------  ---------
                                                   (IN THOUSANDS)
Bank notes..............................  $350,000      $400,000   $ 50,000
Master demand notes of the Corporation..   336,344       320,619    347,332
Federal funds purchased-term............   120,000        60,000          -
Treasury tax and loan note account......     6,000        10,965      7,857
Other...................................     9,986        29,893     13,032
                                          --------      --------   --------
               Total....................  $822,330      $821,477   $418,221
                                          ========      ========   ========

10.   LONG-TERM DEBT

   Following is a summary of the long-term debt of the Corporation at June 30, 1997, December 31, 1996 and June 30, 1996 which is all unsecured:

                                          JUNE 30,  DECEMBER 31,  JUNE 30,
                                            1997        1996        1996
                                          --------  ------------  --------
                                                   (IN THOUSANDS)
Floating Rate Medium term bank note due
 October 2, 1996........................  $      -  $      -      $ 75,000
Floating Rate Medium term bank note due
 October 23, 1996.......................         -             -   100,000
5.72% Medium term bank note due October
 31, 1996...............................         -             -   100,000
Floating Rate Medium term bank note due
 November 1, 1996.......................         -             -    50,000
Floating Rate Medium term bank note due
 April 20, 1998.........................    50,000        50,000    50,000
10.375% Subordinated Capital Notes due
 August 1, 1999.........................    59,982        59,977    59,973
8.68% Notes due January 31, 1997........         -        10,000     9,999
8.67% Notes due March 20, 1997..........         -        10,000     9,999
8.375% Subordinated Notes due May 15,       99,787        99,765    99,744
 2002...................................  --------      --------  --------
               Total....................  $209,769      $229,742  $554,715
                                          ========      ========  ========


                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

11. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

      In December 1996 and February 1997, the Corporation issued an aggregate $300 million in Floating Rate Subordinated Capital Income Securities ("Capital Securities") through two subsidiaries, First Maryland Capital I and First Maryland Capital II, Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. The Corporation purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation which represent the sole assets of the Trusts. At June 30, 1997, the guaranteed preferred beneficial interests in Company's junior subordinated debentures had a balance of $295.6 million.

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

   The December 1996 Junior Subordinated Debentures mature on January 15, 2027 and are redeemable by the Corporation in whole or in part on or after January 15, 2007. The February 1997 Junior Subordinated Debentures mature on February 1, 2027 and are redeemable by the Corporation in whole or in part on or after February 1, 2007. The Junior Subordinated Debentures are redeemable by the Corporation in whole but not in part, upon the occurrence of certain special events. The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trusts.


12.  REDEEMABLE PREFERRED STOCK

   In 1996, the Corporation authorized and issued 90 thousand shares of 4.50% Cumulative, Redeemable Preferred Stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition. The redeemable preferred stock was recorded at fair value at the date of issue or $7.6 million. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At June 30, 1997, all 90 thousand shares were outstanding and had a balance of $7.8 million. The cumulative dividends are payable quarterly when and as declared by the Corporation's Board of Directors out of funds legally available for such payments.

   Upon liquidation, the holders are entitled to $100 per share (an aggregate of $9 million based upon redeemable preferred shares outstanding at June 30, 1997) plus accrued and unpaid cumulative dividends through the distribution date before any distribution to holders of the Corporation's common stock.

   Redemption can occur at the Corporation's option or the holders' option (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

13. OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

  SUMMARY OF ACCOUNTING POLICIES

   TRADING INSTRUMENTS

   The Corporation maintains active derivative and securities trading positions resulting from activity generated for corporate customers as well as for the Corporation's own trading account. Trading derivative instruments include interest rate swaps, interest rate caps and floors, futures, options, and swaptions. Trading foreign exchange derivative instruments include forward rate agreements, options, spot contracts and futures. Trading securities include securities backed by the U. S. Treasury, U.S. Government Agencies, and state and municipal governments. Trading instruments are carried at fair value. Quoted market rates are generally used in pricing models to determine the fair values of trading instruments. If pricing models cannot be utilized, fair values are estimated based upon quoted prices for similar instruments.

   Trading securities recorded at fair value are included in money market investments in the consolidated statements of condition. The positive and negative fair values and accrued interest receivable and payable for trading derivatives are included in other assets and other liabilities, respectively, in the consolidated statements of condition. Interest income generated by trading securities is included in interest income on money market investments in the consolidated statements of income. Realized and unrealized gains or losses on trading instruments are included in trading income.

    RISK MANAGEMENT INSTRUMENTS

   Risk management instruments are utilized to modify the interest rate characteristics of related assets or liabilities and to provide basis risk protection. These instruments include interest rate swaps, interest rate caps, and call options purchased. The Corporation accounts for these instruments on an accrual basis when the following conditions are met: (1) the specific assets or liabilities to be hedged expose the Corporation to interest rate risk; (2) the financial instruments manage the interest rate risk exposure; (3) the financial instruments are designated to specific groups of assets or liabilities; and (4) at inception and throughout the terms of the financial instruments, there is a high correlation between the indices of the financial instruments and the indices of the designated assets or liabilities. Changes in the fair value of risk management instruments are not included in the consolidated financial statements. Financial instruments that fail to meet the conditions noted above are recorded at fair value with gains or losses recognized as trading income.

   For the financial instruments which meet the conditions for accrual status, accrued interest receivable and payable and any deferred premiums paid are included in other assets and other liabilities in the consolidated statements of condition. Net interest income or expense on interest rate swaps used for risk management purposes is recognized as an adjustment to the interest income or expense of the designated assets or liabilities. The Corporation utilizes an interest rate swap to manage interest rate risk associated with a securitization with the related interest income recorded on an accrual basis in servicing income. Premiums paid on interest rate caps and call options purchased are capitalized and amortized as an adjustment to the interest income or expense of the designated asset or liability. Gains or losses from early terminations of risk management financial instruments are deferred and amortized as yield adjustments over the shorter of the remaining term of the designated asset or liability or the remaining term of the financial instrument. Upon disposition or settlement of a designated asset or liability, the gain or loss is recognized as a component of the current earnings or loss of the designated asset or liability.

   The Corporation also utilizes mandatory and optional commitments to deliver residential securitized mortgages and whole residential mortgage loans to reduce the interest rate risk inherent in residential mortgage loans held-for-sale and the commitments made to borrowers for residential mortgage loans which have not been funded. These financial instruments are accounted for in the Corporation's valuation of residential mortgage loans held-for-sale which are carried at the lower of cost or fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS SUMMARY

   The net income of First Maryland Bancorp ("the Corporation") for the six months and quarter ended June 30, 1997 was $69.9 million and $35.8 million, respectively, compared to $62.6 million and $32.5 million for the six months and quarter ended June 30, 1996. Return on average assets and return on average total equity were 1.29% and 11.06%, respectively, for the six months ended June 30, 1997 compared to 1.21% and 10.48% for the six months ended June 30, 1996.


TABLE 1

                                           2ND QUARTER    1ST QUARTER   4TH QUARTER   3RD QUARTER   2ND QUARTER
                                              1997            1997         1996          1996           1996
                                           -----------    -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)

CONSOLIDATED SUMMARY OF OPERATIONS:
 Net interest income (fully tax
  equivalent)...........................  $   109,110   $   105,531   $   106,407   $   103,255   $    97,898
 Tax equivalent adjustment..............        1,126         1,128         1,212         1,289         1,277
                                          -----------   -----------   -----------   -----------   -----------
 Net interest income....................      107,984       104,403       105,195       101,966        96,621
 Provision for credit losses............        9,300         9,900           500         2,000             -
                                          -----------   -----------   -----------   -----------   -----------
 Net interest income after provision for
  credit losses.........................       98,684        94,503       104,695        99,966        96,621
 Noninterest income.....................       56,141        61,258        56,833        57,384        53,062
 Noninterest expenses...................       98,669       102,465       105,358       103,023        99,168
                                          -----------   -----------   -----------   -----------   -----------
 Income before income taxes.............       56,156        53,296        56,170        54,327        50,515
 Income tax expense.....................       20,332        19,193        20,138        20,625        17,981
                                          -----------   -----------   -----------   -----------   -----------
 Net income.............................  $    35,824   $    34,103   $    36,032   $    33,702   $    32,534
                                          ===========   ===========   ===========   ===========   ===========
 Dividends declared on preferred stock..  $     2,955   $     2,955   $     2,955   $     2,955   $     2,955
 Dividends declared on redeemable
  preferred stock.......................          102           101           102           101             -
CONSOLIDATED AVERAGE BALANCES:
 Total assets...........................  $10,957,800   $10,912,900   $10,741,800   $10,420,400   $10,212,700
 Loans, net of unearned income..........    6,822,100     6,792,700     6,686,500     6,365,900     6,018,700
 Deposits...............................    7,238,000     7,258,700     7,233,900     7,208,400     6,943,200
 Long-term debt.........................      209,800       221,700       303,900       554,700       551,700
 Common stockholder's equity............    1,135,200     1,124,600     1,083,100     1,044,800     1,048,300
 Stockholders' equity...................    1,280,100     1,269,400     1,227,900     1,189,600     1,193,100
CONSOLIDATED RATIOS:
 Return on average assets...............         1.31%         1.27%         1.33%         1.29%         1.28%
 Return on average common stockholder's
  equity................................        11.58         11.20         12.11         11.67         11.35
 Return on average total stockholders'
  equity................................        11.23         10.90         11.67         11.27         10.97
 Average total stockholders' equity to
  average total assets..................        11.68         11.63         11.43         11.42         11.68
 Capital to risk-adjusted assets:
   Tier 1...............................        15.42         15.71         14.12         11.94         13.90
   Total................................        18.22         18.75         17.20         15.01         17.11
 Tier 1 leverage ratio..................        13.49         13.68         12.18         10.71         11.19
 Net interest margin....................         4.40          4.33          4.35          4.36          4.25
 Net charge-offs to average loans, net
  of average unearned income
  (annualized)..........................         0.66          0.59          0.87          0.40          0.44
 Allowance for credit losses to period
  end loans, net of unearned income.....         2.23          2.28          2.28          2.58          2.72
 Nonperforming assets to period end
  loans, net of unearned income plus
  other foreclosed assets owned.........         0.86          0.97          0.87          0.92          0.72



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NET INTEREST INCOME

   Net interest income on a fully tax equivalent basis for the quarter ended June 30, 1997 of $109.1 million increased $11.2 million (11.5%) when compared to net interest income of $97.9 million for the quarter ended June 30, 1996. The net interest margin for the second quarter of 1997 was 4.40% compared to a net interest margin of 4.25% for the second quarter of 1996.

   Net interest income on a fully tax equivalent basis for the six months ended June 30, 1997 of $214.6 million increased $15.5 million (7.8%) when compared to net interest income of $199.1 million for the six months ended June 30, 1996. The net interest margin for the six months ended June 30, 1997 was 4.37% compared to a net interest margin of 4.25% for the six months ended June 30, 1996.


TABLE 2     NET INTEREST INCOME AND NET INTEREST MARGIN RECONCILIATION
                  (TAX EQUIVALENT BASIS)


                                           THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                          ----------------------------  --------------------------
                                               NET            NET           NET           NET
                                            INTEREST       INTEREST       INTEREST      INTEREST
                                             INCOME         MARGIN         INCOME        MARGIN
                                          -------------  -------------  ------------  ------------
                                                           (DOLLARS IN MILLIONS)
Net interest income/margin at June 30,          $ 97.9           4.25%       $199.1          4.25%
 1996......................................
Acquisition of 1st Washington Bancorp,
 Inc.
  ("1st Washington") (1)...................        4.7          (0.08)          9.6         (0.07)
Change in asset yields and funding costs           2.7           0.10           4.1          0.10
Increase in net free funds.................        2.5           0.10           5.4          0.11
Incremental bankcard loan volumes..........        2.4           0.04           5.9          0.03
Interest recovery on nonaccrual loans......        0.7           0.03           1.2          0.02
Bankcard securitization (2)................       (1.9)          0.01         (10.3)        (0.11)
Decline in bankcard loan product margins...          -              -          (2.6)        (0.05)
Incremental cost of guaranteed preferred
  beneficial interests in Company's
  junior subordinated debentures...........       (1.0)         (0.10)         (2.3)        (0.07)
Other changes..............................        1.1           0.05           4.5          0.16
                                                ------          -----        ------         -----
Net interest income/margin at June 30,          $109.1           4.40%       $214.6          4.37%
 1997...................................        ======          =====        ======         =====

(1) The net interest margin of 1st Washington at the date of acquisition was significantly lower than the Corporation's net interest margin, which was consistent with most thrift institutions.

(2) The bankcard securitization represents the securitization and sale of an additional $335 million in bankcard loans in April 1996. The revenues associated with these loans were reported in noninterest income as servicing income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and six months ended June 30, 1997 and 1996 are presented in the following tables.

TABLE 3     NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON
                            AVERAGE EARNING ASSETS
                            (TAX EQUIVALENT BASIS)


                                                              THREE MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------
                                                1997                                          1996
                                        ----------------------------------    ---------------------------------
                                         AVERAGE                    YIELD/       AVERAGE                 YIELD/
                                         BALANCE      INTEREST       RATE        BALANCE      INTEREST    RATE
                                        -------       --------      ------    ----------      --------   ------
                                                                (DOLLARS IN MILLIONS)

Investment securities (1)..........     $2,501.8        $ 41.5      6.66%     $  2,786.7      $ 43.2      6.23%
Loans held-for-sale................        108.9           2.1      7.65           110.5         2.1      7.54
Loans, net of unearned income......      6,822.1         140.3      8.25         6,018.7       123.5      8.26
Other earning assets...............        515.7           7.2      5.64           357.6         4.7      5.28
                                        --------        ------                ----------      ------      ----
Earning assets.....................     $9,948.5         191.1      7.71      $  9,273.5       173.5      7.52
                                        ========        ------                ==========      ------      ====

Interest bearing liabilities.......     $7,331.7          82.0      4.49      $  6,846.4        75.6      4.44
Net interest spread (2)............                                 3.22                                  3.08
Interest free sources utilized to
fund earning assets................      2,616.8                                 2,427.1
                                        --------        ------                ----------      ------
Total sources of funds.............     $9,948.5          82.0      3.31      $  9,273.5        75.6      3.27
                                        ========        ======                ==========      ======
Net interest income................                     $109.1                                $ 97.9
                                                        ======                                ======
Net interest margin (3)............                                 4.40%                                 4.25%
                                                                   =====                                  ====

TABLE 4   NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON
                            AVERAGE EARNING ASSETS
                            (TAX EQUIVALENT BASIS)



                                                                SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------
                                                1997                                          1996
                                        ----------------------------------    ---------------------------------
                                         AVERAGE                    YIELD/      AVERAGE                  YIELD/
                                         BALANCE      INTEREST       RATE       BALANCE       INTEREST    RATE
                                        -------       --------      ------    ----------     ---------   ------
                                                                    (DOLLARS INN MILLION)


Investment securities (1)..........     $2,517.1      $ 82.9        6.64%     $2,887.7       $ 90.0       6.27%
Loans held-for-sale................        105.2         4.0        7.66         112.8          4.1       7.32
Loans, net of unearned income......      6,807.5       276.8        8.20       6,096.1        255.4       8.42
Other earning assets...............        483.9        13.2        5.49         314.8          8.3       5.29
                                        --------      ------                  --------       ------
Earning assets.....................     $9,913.7       376.9        7.67      $9,411.4        357.8       7.64
                                        ========      ======                  ========       ======

Interest bearing liabilities.......     $7,325.3       162.3        4.47      $7,030.7        158.7       4.53
Net interest spread (2)............                                 3.20                                  3.11
Interest free sources utilized to
fund earning assets................      2,588.4                               2,380.7
                                        --------      ------                  --------       ------
Total sources of funds.............     $9,913.7       162.3        3.30      $9,411.4        158.7       3.39
                                        ========      ======                  ========       ======
Net interest income................                   $214.6                                 $199.1
                                                      ======                                 ======
Net interest margin (3)............                                 4.37%                                 4.25%
                                                                    ====                                  ====

___________
(1) Yields on investment securities are calculated based upon average amortized cost.
(2) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(3) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

TABLE 5   AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                             (TAX EQUIVALENT BASIS)

                                           THREE MONTHS ENDED JUNE 30,  1997            THREE MONTHS ENDED JUNE 30,  1996
                                          ----------------------------------   ---------------------------------------------------
                                                                    AVERAGE                                           AVERAGE
                                           AVERAGE                  YIELD/      AVERAGE                               YIELD/
                                           BALANCE    INTEREST(1)   RATE(1)     BALANCE        INTEREST(1)            RATE(1)
                                          ----------  -----------  ----------  ----------  --------------------  -----------------
                                                                           (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks.................  $   642.0     $    -          - %    $   652.2              $    -                  -%
Money market investments:
    Interest bearing deposits in other
     banks..............................        0.2          -        6.96           0.4                   -               1.02
    Trading account securities..........       91.8        1.4        6.25           2.3                   -               6.23
    Funds sold..........................      423.7        5.8        5.51         354.9                 4.7               5.28
Investment securities
 available-for-sale (2):
    Taxable.............................    2,381.1       38.9        6.55       2,657.4                40.6               6.14
    Tax-exempt (1)......................       78.2        1.9       10.04          94.3                 2.4              10.11
    Equity investments..................       42.5        0.7        6.41          35.0                 0.2               2.64
                                          ---------     ------       -----     ---------              ------              -----
        Total investment securities
         available-for-sale.............    2,501.8       41.5        6.66       2,786.7                43.2               6.23
Loans held-for-sale.....................      108.9        2.1        7.65         110.5                 2.1               7.54
Loans (net of unearned income) (1, 3):
    Commercial..........................    1,815.6       35.3        7.80       1,808.1                34.8               7.74
    Real estate, construction...........      281.1        5.9        8.44         280.8                 6.1               8.77
    Real estate, mortgage:
         Residential....................      827.1       14.9        7.23         618.3                11.4               7.44
         Commercial.....................    1,130.3       24.5        8.68         964.9                21.1               8.80
    Retail..............................    1,449.9       30.7        8.50       1,201.5                24.9               8.33
    Bankcard............................      517.7       16.2       12.55         443.6                13.9              12.56
    Leases receivable...................      442.5        6.0        5.40         349.0                 4.8               5.58
    Foreign.............................      357.9        6.8        7.62         352.5                 6.5               7.45
                                          ---------     ------       -----     ---------              ------              -----
        Total loans.....................    6,822.1      140.3        8.25       6,018.7               123.5               8.26
Allowance for credit losses.............     (151.7)         -           -        (166.6)                  -                  -
                                          ---------                            ---------
        Total loans, net................    6,670.4          -           -       5,852.1                   -                  -
Other assets............................      519.0          -           -         453.6                   -                  -
                                          ---------     ------                 ---------              ------
        Total assets/interest income....  $10,957.8     $191.1                 $10,212.7              $173.5
                                          =========     ======                 =========              ======
LIABILITIES AND STOCKHOLDERS'  EQUITY
Deposits in domestic offices:
    Noninterest bearing demand..........  $ 2,021.9     $    -           -%    $ 1,955.2              $    -                  -%
                                          ---------                            ---------
    Interest bearing demand.............      120.7        0.7        2.24         116.7                 0.7               2.53
    Money market accounts...............    1,636.2       11.7        2.88       1,587.1                11.9               3.02
    Savings.............................    1,059.3        6.5        2.48       1,055.0                 7.1               2.71
    Other consumer time.................    1,657.9       21.3        5.15       1,582.4                20.8               5.29
    Large denomination time.............      623.3        8.8        5.64         520.0                 7.2               5.54
Deposits in foreign banking office......      118.7        1.7        5.68         126.8                 1.7               5.29
                                          ---------     ------       -----     ---------              ------              -----
        Total interest bearing deposits.    5,216.1       50.7        3.90       4,988.0                49.4               3.98
                                          ---------     ------       -----     ---------              ------              -----
        Total deposits..................    7,238.0          -           -       6,943.2                   -                  -
Funds purchased.........................      658.5        8.8        5.34         690.3                 8.8               5.14
Other borrowed funds, short-term........      951.8       12.8        5.41         616.4                 8.0               5.19
Other liabilities.......................      316.4          -           -         217.9                   -                  -
Long-term debt..........................      209.8        4.4        8.48         551.7                 9.4               6.85
Guaranteed preferred beneficial
 interests in Company's junior
  subordinated debentures...............      295.5        5.3        7.20             -                   -                  -

Redeemable preferred stock..............        7.7          -           -             -                   -                  -
Stockholders' equity....................    1,280.1          -           -       1,193.2                   -                  -
                                          ---------     ------                 ---------              ------
        Total liabilities and
         stockholders'
           equity/interest expense......  $10,957.8     $ 82.0                 $10,212.7              $ 75.6
                                          =========     ======                 =========              ======
Earning assets/interest income..........  $ 9,948.5     $191.1        7.71%    $ 9,273.5              $173.5               7.52%
Interest bearing liabilities/interest
 expense................................    7,331.7       82.0        4.49       6,846.4                75.6               4.44
Earning assets/interest expense.........    9,948.5       82.0        3.31       9,273.5                75.6               3.27
Net interest income, tax equivalent                      109.1                                          97.9
 basis..................................
Net interest spread (4).................                              3.22%                                                3.08%
                                                                     =====                                                =====
Net interest margin (5).................                              4.40%                                                4.25%
                                                                     =====                                                =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

TABLE 6 AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                            (TAX EQUIVALENT BASIS)

                                            SIX MONTHS ENDED JUNE 30, 1997           SIX MONTHS ENDED JUNE 30, 1996
                                          -----------------------------------  -------------------------------------------------
                                                                    AVERAGE                                         AVERAGE
                                           AVERAGE                  YIELD/      AVERAGE                             YIELD/
                                           BALANCE    INTEREST(1)   RATE(1)     BALANCE        INTEREST(1)          RATE(1)
                                          ----------  -----------  ----------  ----------  -------------------  ----------------
                                                                          (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks.................  $   639.0   $      -           -%    $   658.1             $    _                 -%
Money market investments:
    Interest bearing deposits in other
     banks..............................        0.2          -        5.17           6.9                0.2              5.66
    Trading account securities..........       49.0        1.5        6.22           1.6                  -              6.03

    Funds sold..........................      434.7       11.7        5.41         306.3                8.1              5.28
Investment securities
 available-for-sale (2):
    Taxable.............................    2,387.6       77.5        6.54       2,757.9               84.6              6.17
    Tax-exempt (1)......................       80.0        4.1       10.25          95.3                4.8             10.09
    Equity investments..................       49.5        1.3        5.59          34.5                0.6              3.38
                                          ---------     ------       -----     ---------             ------             -----
        Total investment securities
         available-for-sale.............    2,517.1       82.9        6.64       2,887.7               90.0              6.27
Loans held-for-sale.....................      105.2        4.0        7.66         112.8                4.1              7.32
Loans (net of unearned income) (1, 3):
    Commercial..........................    1,790.0       69.9        7.88       1,819.3               69.8              7.71
    Real estate, construction...........      288.8       12.1        8.45         282.3               12.4              8.83
    Real estate, mortgage:
         Residential....................      832.3       29.8        7.22         628.0               23.3              7.45
         Commercial.....................    1,137.9       47.9        8.49         969.0               42.7              8.86
    Retail..............................    1,418.3       59.4        8.45       1,153.4               48.2              8.41
    Bankcard............................      540.5       32.3       12.05         550.7               36.4             13.30
    Leases receivable...................      440.2       12.0        5.48         342.0                9.4              5.56
    Foreign.............................      359.5       13.4        7.51         351.4               13.2              7.55
                                          ---------     ------       -----     ---------             ------             -----
        Total loans.....................    6,807.5      276.8        8.20       6,096.1              255.4              8.42
Allowance for credit losses.............     (152.3)         -           -        (170.3)                 -                 -
                                          ---------                            ---------
        Total loans, net................    6,655.2          -           -       5,925.8                  -                 -
Other assets............................      535.1          -           -         472.7                  -                 -
                                          ---------     ------                 ---------             ------
        Total assets/interest income....  $10,935 5     $376.9                 $10,371.9             $357.8
                                          =========     ======                 =========             ======
LIABILITIES AND STOCKHOLDERS'  EQUITY
Deposits in domestic offices:
    Noninterest bearing demand..........  $ 2,025.5     $    -           -%    $ 1,927.7             $    -                 -%
                                          ---------                            ---------
    Interest bearing demand.............      120.2        1.4        2.29         116.3                1.5              2.54
    Money market accounts...............    1,629.9       23.3        2.89       1,568.6               24.0              3.07
    Savings.............................    1,048.4       12.9        2.48       1,038.8               14.0              2.71
    Other consumer time.................    1,682.2       43.0        5.15       1,602.8               42.8              5.38
    Large denomination time.............      626.7       17.4        5.61         538.0               15.1              5.66
Deposits in foreign banking office......      115.4        3.2        5.52         132.1                3.6              5.40
                                          ---------     ------       -----     ---------             ------             -----
        Total interest bearing deposits.    5,222.8      101.2        3.90       4,996.6              101.0              4.06
                                          ---------     ------       -----     ---------             ------             -----
        Total deposits..................    7,248.3          -           -       6,924.3                  -                 -
Funds purchased.........................      684.4       17.8        5.24         769.8               19.9              5.19
Other borrowed funds, short-term........      934.7       24.8        5.35         731.1               19.5              5.36
Other liabilities.......................      302.2          -           -         212.5                  -                 -
Long-term debt..........................      215.7        9.1        8.48         533.2               18.3              6.91
Guaranteed preferred beneficial
 interests in
   Company's junior subordinated
    debentures..........................      267.7        9.4        7.09             -                  -                 -
Redeemable preferred stock..............        7.7          -           -             -                  -                 -
Stockholders' equity....................    1,274.8          -           -       1,201.0                  -                 -
                                          ---------     ------                 ---------             ------
        Total liabilities and
         stockholders'
           equity/interest expense......  $10,935.5     $162.3                 $10,371.9             $158.7
                                          =========     ======                 =========             ======
Earning assets/interest income..........  $ 9,913.7     $376.9        7.67%    $ 9,411.4             $357.8              7.64%
Interest bearing liabilities/interest
 expense................................    7,325.3      162.3        4.47       7,030.7              158.7              4.53
Earning assets/interest expense.........    9,913.7      162.3        3.30       9,411.4              158.7              3.39
Net interest income, tax equivalent
 basis..................................                 214.6                                        199.1
Net interest spread (4).................                              3.20%                                              3.11%
                                                                     =====                                              =====
Net interest margin (5).................                              4.37%                                              4.25%
                                                                     =====                                              =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


-------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.


PROVISION FOR CREDIT LOSSES

   The provision for credit losses for the second quarter of 1997 totaled $9.3 million. No provision for credit losses was recorded in the second quarter of 1996. The 1997 provision for credit losses included an $8.8 million provision for bankcard loans. In the second quarter of 1996, the bankcard securitization resulted in a reduction in the level of bankcard loans without a corresponding reduction in the allowance for credit losses. Approximately $17 million of the allowance for credit losses was reallocated from the bankcard loans sold to the remaining unsecuritized bankcard loan portfolio in light of increasing deliquency and charge-off trends.

   The provision for credit losses for the six months ended June 30, 1997 totaled $19.2 million, a $15.2 million increase from the $4.0 million provision recorded in the six months ended June 30, 1996. The 1997 provision for credit losses included a $22.5 million provision for bankcard loans offset by provision recaptures of $4.2 million at a bank subsidiary and a leasing subsidiary. The 1996 provision for credit losses included a $7.7 million provision for bankcard loans offset by $3.8 million in provision recaptures at subsidiary banks.


NONINTEREST INCOME

   The following table presents the components of noninterest income for the three months and six months ended June 30, 1997 and 1996.


TABLE 7                          NONINTEREST INCOME


                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------   -----------------------------
                                                                               PERCENT                        PERCENT
                                                                               CHANGES                        CHANGES
                                                            1997     1996     1997/1996     1997     1996    1997/1996
                                                            ----     ----     ---------     ----     ----    ---------
                                                                               (DOLLARS IN THOUSANDS)
Service charges on deposit
    accounts............................................    $21,738  $19,608     10.9%    $ 43,541  $ 38,415    13.3%
Trust and investment advisory
    fees................................................      8,414    6,590     27.7       16,847    13,450    25.3
Mortgage banking income.................................      6,853    6,708      2.2       12,871    11,906     8.1
Servicing income........................................      5,549    6,358    (12.7)      12,026    11,835     1.6
Credit card income......................................      3,167    2,107     50.3        5,160     6,206   (16.9)
Securities gains (losses), net..........................         55      905    (93.9)         508       301    68.8
Other income:
       Customer service fees............................      2,367    2,009     17.8        4,314     3,971     8.6
       Trading income...................................      1,050    1,080     (2.8)       2,633     2,232    18.0
       Security sales and fees..........................      1,498    1,516     (1.2)       2,689     2,696    (0.3)
       Other............................................      5,450    6,181    (11.8)      16,810    11,663    44.1
                                                            -------  -------    -----     --------  --------   -----
Total other income......................................     10,365   10,786     (3.9)      26,446    20,562    28.6
                                                            -------  -------    -----     --------  --------   -----
               Total noninterest income.................    $56,141  $53,062      5.8%    $117,399  $102,675    14.3%
                                                            =======  =======    =====     ========  ========   =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The Corporation's noninterest income for the second quarter of 1997 increased $3.1 million (5.8%) when compared to the second quarter of 1996. Service charges on deposits increased $2.1 million (10.9%) due to an increase in retail deposit service charges. Trust and investment advisory fees increased $1.8 million (27.7%) as a result of increases in investment management and advisory fees, custody fees and personal services fees. Zirkin-Cutler Investments, Inc. ("Zirkin-Cutler"), acquired on July 1, 1996, generated $787 thousand in investment advisory fees in the second quarter of 1997. Mortgage banking income increased $145 thousand (2.2%) due to increases in gains on the sale of mortgages and increases in origination and loan placement fees. These increases were offset by $3.6 million in gains on the sale of servicing in the second quarter of 1996 which resulted from the Corporation's decision to exit the mortgage servicing business. Servicing income decreased $809 thousand (12.7%) as a result of unfavorable loss experience on securitized bankcard loans which was partially offset by a $2.9 million favorable impact of the bankcard securitization. Credit card income increased $1.1 million (50.3%) due to a higher level of credit card fee income which was partially offset by the bankcard securitization which shifted $1.0 million in credit card fee income to servicing income. Securities gains of $55 thousand were recorded in the second quarter of 1997 compared to securities gains of $905 thousand in the second quarter of 1996. Securities sales are discussed in detail under "Changes in Financial Position." Other income decreased $731 thousand (11.8%).


   The Corporation's noninterest income for the first six months of 1997 increased $14.7 million (14.3%) when compared to the first six months of 1996. Service charges on deposits increased $5.1 million (13.3%) due to increases in retail deposit and business checking service charges. Trust and investment advisory fees increased $3.4 million (25.3%) as a result of increases in investment management and advisory fees and custody fees. Zirkin-Cutler generated $1.6 million in investment advisory fees in the first six months of 1997. Mortgage banking income increased $965 thousand (8.1%) primarily due to increases in gains on the sale of mortgages and loan origination and document review fees which were partially offset by $3.6 million in gains on the sale of servicing recorded in the second quarter of 1996. Servicing income increased $191 thousand (1.6%) as a result of a $13.4 million positive impact of the bankcard securitization offset by unfavorable loss experience on securitized loans during 1997. Credit card income declined $1.0 million (16.9%) due to the bankcard securitization which shifted $3.1 million in credit card fee income to servicing income. This decline was partially offset by a higher level of credit card fee income during 1997. Securities gains of $508 thousand were recorded in the first six months of 1997 compared to securities gains of $301 thousand in the first six months of 1996. Securities sales are discussed in detail under "Changes in Financial Position." Other income increased $5.1 million (44.1%) as as result of a $5.5 million gain on the sale of the Corporation's investment in an ATM and point-of-sale network system recorded in the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NONINTEREST EXPENSES

   The following table presents the components of noninterest expenses for the three months and six months ended June 30, 1997 and 1996.

TABLE 8 NONINTEREST EXPENSES

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------   -----------------------------
                                                                               PERCENT                        PERCENT
                                                                               CHANGES                        CHANGES
                                                            1997     1996     1997/1996     1997     1996    1997/1996
                                                            ----     ----     ---------     ----     ----    ---------
                                                                               (DOLLARS IN THOUSANDS)

Salaries and wages......................................   $47,806  $43,953      8.8%    $ 93,864  $ 87,133     7.7%
Other personnel costs...................................    10,315   11,477    (10.1)      22,718    24,973    (9.0)
Occupancy costs.........................................     8,014    6,977     14.9       16,139    15,172     6.4
Equipment costs.........................................     7,810    7,715      1.2       17,054    16,371     4.2
Other operating expenses:
  External services.....................................     7,621    6,551     16.3       14,862    12,032    23.5
  Postage and
   communications.......................................     4,010    4,058     (1.2)       8,630     8,157     5.8
  Advertising...........................................     3,350    3,690     (9.2)       7,430     7,391     0.5
  Professional service fees.............................     2,631    2,594      1.4        4,919     4,454    10.4
  Lending and collection................................     1,813    2,142    (15.4)       3,130     3,568   (12.3)
  Regulatory insurance
   and fees.............................................       630      892    (29.4)       1,150     1,749   (34.2)
  Other.................................................     4,669    9,119    (48.8)      11,238    17,480   (35.7)
                                                           -------  -------    -----     --------  --------   -----
Total other operating
 expenses...............................................    24,724   29,046    (14.9)      51,359    54,831    (6.3)
                                                           -------  -------    -----     --------  --------   -----
    Total noninterest
     expenses...........................................   $98,669  $99,168    (0.5)%    $201,134  $198,480     1.3%
                                                           =======  =======    =====     ========  ========   =====

   The Corporation's noninterest expenses for the second quarter of 1997 decreased $499 thousand (0.5%) when compared to the second quarter of 1996. Salaries and wages increased $3.9 million (8.8%) primarily due to the 1st Washington acquisition in July 1996 and increased employee incentives and commissions. Other personnel costs decreased $1.2 million (10.1%) primarily as a result of a $1.1 million decline in employee retirement costs resulting from a change in actuarial assumptions in 1996. Occupancy costs increased $1.0 million (14.9%) due to an increase in property rent expense in 1997. External services increased $1.1 million (16.3%) as a result of higher servicing costs associated with the bankcard loan portfolio.

   The Corporation's noninterest expenses for the first six months of 1997 increased $2.7 million (1.3%) when compared to the first six months of 1996. Salaries and wages increased $6.7 million (7.7%) primarily due to the 1st Washington and Zirkin-Cutler acquisitions in July 1996 and increased employee incentives and commissions. Other personnel costs decreased $2.3 million (9.0%) as a result of a $3.2 million decline in employee retirement costs due to a change in actuarial assumptions and an executive retirement in 1996. This decline was partially offset by an increase in payroll taxes. Occupancy costs increased $967 thousand (6.4%) due to an increase in property rent expense in 1997. Equipment costs increased $683 thousand (4.2%) as a result of higher depreciation expense. External services increased $2.8 million (23.5%) due to higher servicing costs associated with the bankcard loan portfolio and processing costs associated with a government automated tax payment program. Postage and communications costs increased $473 thousand (5.8%) due a long-distance telephone service conversion in 1997. Professional service fees increased $465 thousand (10.4%) as a result of higher consulting fees in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


INVESTMENT PORTFOLIO

   Investment securities available-for-sale increased $48.0 million from December 31, 1996 to June 30, 1997. Purchases in the first six months of 1997 totaled $671.8 million and included the following: $226.4 million in U.S. Treasury and U.S. Government Agencies securities; $116.7 million in mortgage-backed obligations ("MBS's"); $216.8 million in collateralized mortgage obligations ("CMO's") and asset-backed securities; $111.9 million in other debt and equity securities. These purchases were partially offset by sales of investment securities. In the first quarter of 1997, the Corporation sold $177.0 million in investment securities which resulted in net gains of $453 thousand. These sales included $100.1 million in U.S. Treasury securities, resulting in $54 thousand in net losses; $66.6 million in CMO's and asset-backed securities, resulting in net gains of $50 thousand; and $10.3 million in other debt and equity securities, resulting in $457 thousand in net gains. In the second quarter of 1997, the Corporation sold $212.0 million in investment securities which resulted in net gains of $55 thousand. These sales included $123.7 million in U.S. Treasury securities, resulting in $281 thousand in net gains; $51.4 million in MBS's, resulting in net losses of $212 thousand; $9.9 million in CMO's and asset-backed securities, resulting in $14 thousand in net losses; and $27.0 million in other debt and equity securities. Paydowns, maturities and calls in the available-for-sale portfolio in the first six months of 1997 totaled $225.3 million. The fair value of the available-for-sale portfolio at June 30, 1997 was $4.5 million above the amortized cost compared to a fair value at December 31, 1996 which was $14.0 million above the amortized cost. This change in the fair value resulted in a $5.3 million net adjustment to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 9 provides a summary of the gross unrealized gains and losses of the available-for-sale portfolio at June 30, 1997.


TABLE 9

   The amortized cost and fair values of available-for-sale securities at June 30, 1997 are as follows:

                                                                                       GROSS         GROSS
                                                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                                           COST        GAINS         LOSSES        VALUE
                                                                        ----------   ---------     ----------    ----------
U.S. Treasury and U.S. Government Agencies..........................    $  600,292     $ 1,224      $ (6,290)    $  595,226
Mortgage-backed obligations.........................................     1,141,429       8,855        (8,354)     1,141,930
Collateralized mortgage obligations.................................
   Issued by Federal Agencies.......................................       365,628       3,476        (1,331)       367,773
   Privately issued.................................................        15,155           -          (285)        14,870
Asset-backed securities.............................................       256,286       2,153          (621)       257,818
Obligations of states and political subdivisions....................        83,326       4,428           (81)        87,673
Other debt securities...............................................        78,511           -             -         78,511
Equity securities...................................................        55,460       1,558          (244)        56,774
                                                                        ----------     -------      --------     ----------
              Total.................................................    $2,596,087     $21,694      $(17,206)    $2,600,575
                                                                        ==========     =======      ========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


LOAN PORTFOLIO

   Total loans, net of unearned income increased from $6.798 billion at December 31, 1996 to $6.839 billion at June 30, 1997. The $41.0 million (0.6%) increase was primarily due to growth in the retail and commercial loan portfolios which was partially offset by decreases in bankcard receivables and commercial real estate loans.

   Commercial loans increased $132.0 million (7.6%) from December 31, 1996 to June 30, 1997. Month-end balances can show some large fluctuations due to the transactional nature of large corporate customers that borrow for short periods of time under revolving facilities. Growth in the specialized lending sectors of Transportation and Communications contributed to the year to date increase. Large corporate borrowers from the multi-national sector also continue to provide financing opportunities for the Corporation.

   Commercial real estate loans, which include both construction and commercial mortgages, declined $74.7 million (5.1%) from December 31, 1996 to June 30, 1997. Activity by nonbank lenders has contributed to lower outstandings. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 11 and 12.

   Residential mortgages decreased $15.3 million (1.8%) from December 31, 1996 to June 30, 1997. The rise in mortgage rates due to tightening by the Federal Reserve in March depressed home sales and refinancing interest. The Corporation originates residential mortgages primarily for sale in the secondary market.
New originations retained for the Corporation's permanent residential mortgage portfolio principally consist of low income housing and adjustable rate products.

   Retail loans increased $101.8 million (7.4%) from December 31, 1996 to June 30, 1997. The continued retail loan growth resulted primarily from a successful home equity credit product promotion which began in late February.

   Bankcard loan outstandings decreased $96.8 million (16.2%) since December 31, 1996. The reduction primarily reflects increased competition.

   Leases receivable increased $13.8 million (3.1%) since December 31, 1996. Commercial leases, which represent 89% of total lease outstandings, increased $10.1 million (2.6%), primarily with borrowers in the transportation industry. Retail leases increased $3.7 million (7.7%).

   Foreign loans declined $19.7 million (5.4%) from December 31, 1996 to June 30, 1997. The decline occurred primarily in the Latin American portfolio and with customers in the shipping industry.

   The Corporation monitors exposure based on industry classifications and established limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


TABLE 10  LOAN PORTFOLIO DISTRIBUTION BY INDUSTRY CLASSIFICATION

                                               JUNE 30, 1997
                              ------------------------------------------------
                              OUTSTANDING   UNFUNDED    TOTAL    NONPERFORMING
                                BALANCE    COMMITMENT  EXPOSURE      LOANS
                              -----------  ----------  --------  -------------
                                               (IN THOUSANDS)
        Transportation (1)..     $563,033    $ 28,345  $591,378  $           -

        Healthcare (2)......      408,198     105,993   514,191          1,166

        Communications (3)..      395,345     134,147   529,492          1,309
-------------------------

(1) Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
(2) Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.
(3) Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.


TABLE 11  LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY PROPERTY TYPE

                                                                       JUNE 30, 1997
                                             --------------------------------------------------------------
                                                     TOTAL LOANS
                                             -------------------------------
                                                                                                   OTHER
                                             REAL ESTATE,       REAL ESTATE,    NONPERFORMING   REAL ESTATE
                                             CONSTRUCTION        MORTGAGE           LOANS          OWNED
                                             ------------       ------------    -------------   -----------
                                                                       (IN THOUSANDS)
Office buildings........................        $ 57,973         $  338,478          $   961       $     -
Industrial warehouse....................          33,552            195,184            7,818              -
Retail..................................          53,939            176,652            4,111          4,977
Hospitals/nursing homes.................          17,910            108,802                -              -
Hotels/motels...........................               -             57,301                -              -
Commercial land.........................          20,465                867                -          4,972
Special purpose.........................           4,006             85,878            1,304              -
Apartments..............................          38,628             56,814              125              -
Mixed use...............................             217             37,218                -              -
Residential land........................          24,846              1,664                -              -
Other land-farm/recreational............               -              6,274              891              -
Residential properties held for resale..           3,596              2,164                -            386
Miscellaneous...........................           2,888             53,217              270              -
                                                --------         ----------          -------        -------
  Total.................................        $258,020         $1,120,513          $15,480        $10,335
                                                ========         ==========          =======        =======

TABLE 12 LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY GEOGRAPHIC
         REGION

                                                                       JUNE 30, 1997
                                             --------------------------------------------------------------
                                                     TOTAL LOANS
                                             -------------------------------
                                                                                                   OTHER
                                             REAL ESTATE,       REAL ESTATE,    NONPERFORMING   REAL ESTATE
                                             CONSTRUCTION        MORTGAGE           LOANS          OWNED
                                             ------------       ------------    -------------   -----------
                                                                       (IN THOUSANDS)
Maryland................................      $200,135         $  768,944         $ 8,261         $ 6,237
Pennsylvania............................         7,116            144,021           2,076           1,451
Virginia................................        26,997             65,716           4,616           2,147
Washington, D.C.........................         4,955             46,550             527               -
Florida.................................         1,266             28,109               -             500
New Jersey..............................         3,881             31,872               -               -
Delaware................................         6,151             14,868               -               -
All other...............................         7,519             20,433               -               -
                                              --------         ----------         -------         -------
 Total..................................      $258,020         $1,120,513         $15,480         $10,335
                                              ========         ==========         =======         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


ASSET QUALITY

NONPERFORMING ASSETS

   Nonperforming assets totaled $58.8 million at June 30, 1997, a decrease of $120 thousand (0.2%) when compared to $58.9 million in nonperforming assets at December 31, 1996. The most significant declines in nonperforming assets were the following: paydowns of $11.4 million; loans reclassified to accrual status of $7.3 million; other real estate owned ("OREO") sales and paydowns of $4.8 million; and charge-offs of $1.4 million. These declines were offset by $24.8 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. The nonaccrual loan paydowns were cash payments on a variety of commercial and real estate loans. Loans reclassified to accrual status were commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant OREO sales totaled $3.3 million for two commercial real estate properties which resulted in gains of $130 thousand. The most significant charge-off was a $1.0 million commercial loan charge-off. Information on the Corporation's impaired loans is included in Note 5 of the Notes to the Consolidated Financial Statements.

   The following table presents nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

TABLE 13 NONPERFORMING ASSETS

                                            JUNE 30,    DECEMBER 31,  JUNE 30,
                                              1997          1996       1996
                                            --------    ------------ --------
                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans
Domestic:
       Commercial.......................    $10,175       $13,988      $16,223
       Real estate, construction........      5,677         4,014        1,501
       Real estate mortgage, commercial.      9,803        16,333        4,086
       Real estate mortgage, residential     16,902         7,545        6,713
Foreign.................................      3,800         3,800        3,800
                                            -------       -------      -------
              Total nonaccrual loans....     46,357        45,680       32,323
                                            -------       -------      -------
Restructured loans......................        117           126          135
Other assets owned:
       Other real estate................     11,864        12,765       10,627
       Valuation reserves...............       (324)         (324)        (295)
       Other assets.....................        818           705          562
                                            -------       -------      -------
Total other assets owned................     12,358        13,146       10,894
                                            -------       -------      -------
Total nonperforming assets..............    $58,832       $58,952      $43,352
                                            =======       =======      =======

Nonperforming assets as a % of total
 loans, net of unearned income plus
 other foreclosed assets owned..........       0.86%         0.87%        0.72%
                                            =======       =======      =======


Accruing loans contractually past due
 90 days or more as to principal
 or interest:
       Domestic.........................    $16,731       $23,812      $10,104
                                            =======       =======      =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


ALLOWANCE FOR CREDIT LOSSES

   The following table details certain information relating to the allowance for credit losses of the Corporation for the six months ended June 30, 1997 and June 30, 1996, respectively. See also Note 5 of the Notes to Consolidated Financial Statements of the Corporation.

TABLE 14  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                          ------------------------
                                             1997         1996
                                          -----------  -----------
                                           (DOLLARS IN THOUSANDS)
Allowance at beginning of year..........  $  154,802   $  177,621
Provision for credit losses.............      19,200        4,000
Losses charged-off:
       Commercial loans.................      (1,420)        (907)
       Real estate loans, construction..           -       (1,016)
       Real estate loans, mortgage:
           Residential..................        (103)         (43)
           Commercial...................        (158)        (107)
       Retail loans.....................      (3,069)      (2,474)
       Bankcard loans...................     (19,048)     (17,063)
       Leases receivable................        (185)         (12)
                                          ----------   ----------
              Total losses charged-off..     (23,983)     (21,622)
                                          ----------   ----------
Recoveries of losses previously
 charged-off:
       Commercial loans.................         460        1,271
       Real estate loans, construction..          62          117
       Real estate loans, mortgage:
          Residential...................           -            6
          Commercial....................           -            5
       Retail loans.....................       1,289          973
       Bankcard loans...................         896        1,815
       Leases receivable................          71           55
                                          ----------   ----------
             Total recoveries...........       2,778        4,242
Net losses charged-off..................     (21,205)     (17,380)
                                          ----------   ----------
Total allowance at June 30..............  $  152,797   $  164,241
                                          ==========   ==========

Average loans, net of average unearned
    income..............................  $6,807,468   $6,096,132
                                          ==========   ==========

Period end loans, net of unearned income  $6,839,492   $6,035,044
                                          ==========   ==========

Net charge-offs to average loans, net of
    average unearned income.............        0.63%        0.57%
Allowance as a percentage of period end
    loans, net of unearned income.......        2.23         2.72
Allowance as a percentage of
    nonperforming loans.................      328.78       506.01

   The Corporation's bankcard loan portfolio, like the portfolios of most other credit card issuers, is experiencing higher charge-off rates as a result of higher-than-anticipated levels of personal bankruptcies and the general expansion of unsecured consumer credit. The Corporation's ratio of bankcard loan net charge-offs to average loans, net of average unearned income (annualized) for the second quarter of 1997 increased over the first quarter of 1997 and the second quarter of 1996 ratios. The Corporation continues to monitor trends in the bankcard loan portfolio and is managing credit line usage and underwriting standards in a more aggressive manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


DEPOSITS

   Total deposits increased $76.8 million from December 31, 1996 to June 30, 1997. Core deposits increased $115.0 million. Commercial noninterest bearing demand deposits increased $181.4 million. Other consumer time deposits declined $82.1 million which reflects a shift away from time deposits to more liquid deposits and to mutual funds. Purchased deposits, which include large denomination time deposits and foreign time deposits, decreased $38.2 million primarily due to a decline in large denomination time deposits.

   Total deposits increased $652.4 million from June 30, 1996 to June 30, 1997. Core deposits increased $576.9 million. The 1st Washington acquisition resulted in both an increase to the core deposit base and the number of branch locations. A $413.9 million increase in commercial noninterest bearing demand deposits represented more than 70% of the total core deposit increase and resulted from increased sales of cash management services. Interest bearing demand deposits increased $31.9 million due to the success of an interest bearing checking product promotion. Purchased deposits increased $75.5 million as a result of an increase in large denomination time deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


CAPITAL RESOURCES

   The following table details the Corporation's capital components and ratios at June 30, 1997, December 31, 1996 and June 30, 1996.

TABLE 15 CAPITAL COMPONENTS


                                             JUNE 30,       DECEMBER 31,      JUNE 30,
                                               1997            1996             1996
                                             --------       ------------      --------
                                                      (DOLLARS IN THOUSANDS)

Preferred stockholders' equity..........    $   144,852     $   144,852    $   144,852
Common stockholder's equity.............      1,117,344       1,102,645      1,023,052
Guaranteed preferred beneficial
 interests in Company's
 junior subordinated debentures.........        295,644         147,113              -
Disallowed intangibles..................        (86,340)        (90,861)       (35,466)
Net unrealized (gains) losses on
 investment securities
 available-for-sale (1).................         (3,058)         (8,332)         7,733
                                            -----------     -----------    -----------
  Tier 1 capital........................      1,468,442       1,295,417      1,140,171
                                            -----------     -----------    -----------
Qualifying long-term debt...............         79,830          99,765         99,744
Intermediate preferred stock............          7,797           7,700              -
Allowance for credit losses (2).........        119,483         115,173        103,299
Mandatory convertible securities........         59,982          59,977         59,973
                                            -----------     -----------    -----------
  Tier 2 capital........................        267,092         282,615        263,016
                                            -----------     -----------    -----------
Total capital...........................    $ 1,735,534     $ 1,578,032    $ 1,403,187
                                            ===========     ===========    ===========

Risk-adjusted assets....................    $ 9,525,328     $ 9,174,168    $ 8,202,979

Average quarterly assets (regulatory        $10,969,486     $10,725,996    $10,223,308
 guidelines)............................

Risk based capital ratios:
  Tier 1 capital to risk-adjusted assets          15.42%          14.12%         13.90%
  Regulatory minimum....................           4.00            4.00           4.00
  Total capital to risk-adjusted assets.          18.22           17.20          17.11
  Regulatory minimum....................           8.00            8.00           8.00

Leverage ratio..........................          13.49           12.18          11.19

---------
(1)  Not included as Tier 1 capital under current regulatory guidelines.
(2) The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

   Tier 1 capital increased $173.0 million when June 30, 1997 is compared to December 31, 1996 and total capital increased $157.5 million during this same period. The Corporation issued an additional $148.3 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures in February 1997 which qualify as Tier 1 capital. In addition, net income of $69.9 million was partially offset by $44.0 million and $6.1 million in dividends declared on common stock and preferred stock, respectively, in the first six months of 1997.

   Tier 1 and total capital increased $328.3 million and $332.3 million, respectively when June 30, 1997 is compared to June 30, 1996. The Corporation issued $295.4 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures in December 1996 and February 1997. Net income of $139.7 million was partially offset by $56.2 million in dividends declared on common stock and preferred stock during this period. In addition, Tier 1 capital was negatively impacted by additional disallowed goodwill resulting from the acquisitions of 1st Washington and Zirkin-Cutler in 1996. Tier 2 capital was positively impacted by the issuance of intermediate preferred stock in 1996. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

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

   All trading activity is conducted within the risk limits approved by the Corporation's Board of Directors. Trading systems are in place which measure risks and profitability associated with derivative trading positions as market movements occur. An independent risk control unit monitors the risks. The results are reported daily and reviewed by the Corporation's Asset/Liability Committee and the Executive Committee of the Board of Directors on a monthly basis.

   The following table presents the notional amounts and the end-of-period fair values of the classes of trading instruments at June 30, 1997 as well as the average fair values for the three months and six months ended June 30, 1997.

TABLE 16 TRADING INSTRUMENTS


                                                                                JUNE 30, 1997
                                                          --------------------------------------------------------
                                                                                       FAIR VALUES
                                                                        ------------------------------------------
                                                          NOTIONAL                       AVERAGE         AVERAGE
                                                          AMOUNTS       END-OF-PERIOD   THREE MONTHS    SIX MONTHS
                                                          --------      -------------   ------------    ----------
                                                                                 (IN THOUSANDS)
Interest rate contracts:
Interest rate swaps.....................                $1,337,742
 In a receivable position...............                                  $  8,088        $  9,367       $  8,535
 In a payable position..................                                    (8,524)         (8,376)        (6,692)
Interest rate caps and floors...........                 1,286,868
 Interest rate caps and floors held.....                                     1,362           1,325          2,053
 Interest rate caps and floors written..                                    (1,362)         (1,329)        (2,055)
Swaptions...............................                    60,000
 Swaptions held.........................                                       240             222            235
 Swaptions written......................                                      (235)           (218)          (231)
Futures.................................                   564,000
 In a favorable position................                                       524               -              -
 In an unfavorable position.............                                       (62)              -              -

Foreign exchange contracts:
Options.................................                 3,408,206
 Options held...........................                                    49,049          48,130         44,926
 Options written........................                                   (42,758)        (36,352)       (32,812)
Forwards and futures....................                 1,889,344
 In a favorable position................                                    14,793          11,817          9,310
 In an unfavorable position.............                                   (12,930)        (11,373)        (8,560)

Securities:
 Commitments to purchase................                    11,402               -               -              -
 Commitments to sell....................                    48,373               -               -              -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)



NET TRADING INCOME

   The following table summarizes the Corporation's net trading income by category of instrument. Net trading income is included in the income statement as a component of other noninterest income.


TABLE 17             NET TRADING INCOME


                                      SIX MONTHS ENDED JUNE 30,
                                     ---------------------------
                                         1997          1996
                                     ------------  -------------
                                           (IN THOUSANDS)
Interest rate contracts:
    Interest rate swaps............     $ (2,882)       $(2,549)
    Futures........................          774          1,897
    Interest rate caps and floors..            4              -
    Swaptions......................            2             (1)
    Options........................          (16)            (1)
    Miscellaneous..................           91            249
                                        --------        -------
                                          (2,027)          (405)
                                        --------        -------
Foreign exchange contracts:
    Spot and forward contracts.....      (41,828)          (154)
    Futures........................            -             (7)
    Options........................       42,272            596
    Miscellaneous..................        1,233          1,071
                                        --------        -------
                                           1,677          1,506
                                        --------        -------
Other:
    Securities.....................        2,983          1,131
                                        --------        -------
         Total net trading income..     $  2,633        $ 2,232
                                        ========        =======


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

   The Corporation also utilizes mandatory and optional commitments to deliver residential securitized mortgages and whole residential mortgage loans to reduce the interest rate risk inherent in residential mortgage loans held-for-sale and the commitments made to borrowers for residential mortgage loans which have not been funded. At June 30, 1997, these commitments totaled $217.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The following table presents the notional amounts and fair values of the risk management instruments entered into by the Corporation at June 30, 1997 as well as the weighted average maturity and weighted average receive and pay rates of the instruments at June 30, 1997.

TABLE 18 RISK MANAGEMENT INSTRUMENTS

                                                                     JUNE 30, 1997
                                          ---------------------------------------------------------------
                                                    WEIGHTED        WEIGHTED AVERAGE RATE
                                          NOTIONAL  MATURITY        ---------------------     ESTIMATED
                                           AMOUNT   IN YEARS         RECEIVE       PAY        FAIR VALUE
                                          --------  --------         -------      ----        ----------
                                                                (DOLLARS IN THOUSANDS)
Designated to Assets
--------------------

Interest rate swaps sold
------------------------
Convert floating rate to fixed rate.....  $767,500      3.29         6.23%        5.72%        $(3,278)
                                                                                               -------
Carrying amount (1).....................                                                         2,832
Unrealized gross gains..................                                                         1,293
Unrealized gross losses.................                                                        (7,403)

Interest rate swaps purchased
-----------------------------
Convert fixed rate to floating rate.....    46,275      2.99         5.84         6.29            (257)
                                                                                               -------
Carrying amount (1).....................                                                           (46)
Unrealized gross gains..................                                                           274
Unrealized gross losses.................                                                          (485)

Designated to Liabilities
-------------------------

Interest rate swaps sold
------------------------
Convert fixed rate to floating rate.....   222,000      1.07         6.57         5.77           1,302
                                                                                               -------
Carrying amount (1).....................                                                           338
Unrealized gross gains..................                                                         1,053
Unrealized gross losses.................                                                           (89)

Interest rate swaps purchased
-----------------------------
Convert floating rate to fixed rate.....         -         -            -            -               -
                                                                                               -------
Carrying amount (1).....................                                                          (107)
Unrealized gross gains..................                                                           107
Unrealized gross losses.................                                                             -

Interest rate caps purchased
----------------------------
Cap floating rate at strike level.......   141,400      1.96             Cap-    13.50%(2)           -
                                                                                               -------
Carrying amount (1).....................                                                             -
Unrealized gross gains..................                                                             -
Unrealized gross losses.................                                                             -

Call options purchased                       4,646      0.87            -            -             968
----------------------                                                                         -------
Carrying amount (1).....................                                                         1,079
Unrealized gross gains..................                                                             -
Unrealized gross losses.................                                                          (111)

Basis swaps
-----------
Convert floating rate to different
 index..................................    80,000      1.14         5.85         5.66            (383)
                                                                                               -------
Carrying amount (1).....................                                                            65
Unrealized gross gains..................                                                             -
Unrealized gross losses.................                                                          (448)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

______________
(1) Carrying amounts for 1997 represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $2.6 million; deferred gain on the early termination of an interest rate swap purchased, ($107) thousand; and deferred premiums on call options purchased, $111 thousand.
(2)  Pays interest if interest rates exceed 13.50%.

   The following table summarizes the estimated maturities of the risk management instruments entered into by the Corporation at June 30, 1997.


TABLE 19 MATURITY SCHEDULE OF RISK MANAGEMENT INSTRUMENTS



                                  1 YEAR       1-5       TOTAL
                                  OR LESS      YEARS     YEARS
                                  --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Designated to Assets
--------------------
 Notional amounts...............  $      -   $813,775   $813,775
 Weighted average receive rate..         -%      6.21%      6.21%
 Estimated fair value...........         -   $ (3,535)  $ (3,535)
Designated to Liabilities
-------------------------
 Notional amounts...............  $125,036   $243,010   $368,046
 Weighted average receive rate..      6.36%      6.82%      6.57%
 Estimated fair value...........  $    662   $  1,608   $  2,270
Basis Swaps
-----------
 Notional amounts...............  $ 50,000   $ 30,000   $ 80,000
 Weighted average receive rate..      5.75%      6.02%      5.85%
 Estimated fair value...........  $     27   $   (410)  $   (383)

   The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the six months ended June 30, 1997.


TABLE 20 ACTIVITY OF RISK MANAGEMENT INSTRUMENTS


                                DESIGNATED TO   DESIGNATED TO    BASIS
                                    ASSETS       LIABILITIES     SWAPS      TOTAL
                                --------------  --------------  -------  -----------
                                                   (IN THOUSANDS)
Balance at beginning of year..       $763,923       $ 514,536   $80,000  $1,358,459
Additions.....................         50,000          40,000         -      90,000
Maturities/amortizations......           (148)       (186,490)        -    (186,638)
                                     --------       ---------   -------  ----------
Balance at June 30, 1997......       $813,775       $ 368,046   $80,000  $1,261,821
                                     ========       =========   =======  ==========


   Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $2.6 million at June 30, 1997. In the remainder of 1997 and 1998, $1.7 million and $858 thousand, respectively, will be amortized into income.

   The deferred gain on the early termination of an interest rate swap with notional balance of $100.0 million designated to the Corporation's federal funds purchased was $107 thousand at June 30, 1997. In the remainder of 1997 and 1998, $50 thousand and $57 thousand, respectively, will be amortized into income.

   For the six months ended June 30,1997, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $1.6 million and gross interest expense decreased $2.0 million, which resulted in a $422 thousand increase in net interest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


RECENT EVENTS

DAUPHIN DEPOSIT CORPORATION

   On July 8, 1997, Dauphin Deposit Corporation ("Dauphin") merged into the Corporation, thereby consummating the acquisition of Dauphin by the Corporation and its parent, Allied Irish Banks, p.l.c. ("AIB"), pursuant to the terms of an Agreement and Plan of Merger ("Merger Agreement"), dated January 21, 1997 among AIB, Dauphin and the Corporation. Dauphin, its primary subsidiary, Dauphin Deposit Bank and Trust Company, and its other subsidiaries provide corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions, primarily in south-central Pennsylvania. At June 30, 1997, Dauphin had consolidated total assets of $6.1 billion, total deposits of $4.1 billion, and total stockholders' equity of $594.2 million.

   In the Merger, holders of 85.61% of the outstanding Dauphin common stock (approximately 26,929,561 shares) elected to receive AIB American Depository Shares ("AIB ADSs") at an exchange ratio of one AIB ADS for each share of Dauphin common stock. Each AIB ADS represents six ordinary shares, IR 25p each, of AIB. The remaining Dauphin shareholders (approximately 4,525,419 shares) will receive $43.00 per share in cash for their shares of Dauphin common stock. Based upon a Closing Market Price (as defined in the Merger Agreement) of $46.925, the aggregate value of the consideration paid to Dauphin shareholders was $1.476 billion.

   The Corporation committed to AIB to fund up to $875 million of the cost of acquiring Dauphin. Accordingly, the Corporation paid $194.8 million to the Dauphin stockholders receiving cash in the Merger. The Corporation paid $648.6 million in cash, and issued additional shares of its common stock valued at $615 million, to AIB in consideration for AIB using its ordinary shares to fund the acquisition. In addition, the Corporation established a liability of $17.7 million for Dauphin stock options which will be settled in AIB ADSs. The $843.4 million of cash represents the proceeds of various debt offerings conducted by the Corporation, as well as the liquidation of short-term investments.


SUBORDINATED DEBT

   The Corporation issued $200 million in subordinated notes on July 2, 1997. The 7.20% subordinated notes are unsecured debt obligations of the Corporation and mature on July 1, 2007. The subordinated notes may not be redeemed prior to maturity and are not subject to any sinking fund. Interest on the subordinated notes is payable on January 1 and July 1 of each year, commencing on January 1, 1998. The net proceeds from the subordinated notes were used to fund the purchase of Dauphin.

   PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        The following exhibit is furnished to this Form 10-Q:

        (27)  Financial Data Schedule

   (b)  Reports on Form 8-K

        A current report on Form 8-K was filed on May 21, 1997 to file Dauphin Deposit Corporation consolidated financial statements as of and for the year ended December 31, 1996, notes to consolidated financial statements, and independent auditor's report on the consolidated financial statements; Dauphin Deposit Corporation unaudited consolidated financial statements as of and for the three months ended March 31, 1997 and unaudited pro forma consolidated, condensed financial statements to reflect the merger of Dauphin Deposit Corporation into First Maryland Bancorp on a purchase accounting basis.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Maryland Bancorp

August 13, 1997                      By /s/ Jerome W. Evans
                                     -------------------------------
                                        Jerome W. Evans
                                        Executive Vice President and
                                        Chief Financial Officer

August 13, 1997                      By /s/ Robert L. Carpenter, Jr.
                                     -------------------------------
                                        Robert L. Carpenter, Jr.,
                                        Senior Vice President and
                                        Controller