Form 10-Q
period 1997-09-30
FIRST MARYLAND BANCORP
filed 1997-11-13
CIK 36510

--------------------------------------------------------------------------------
                                ---------------
--------------------------------------------------------------------------------
                                ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           ---          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273
                          ---------------------------

                             FIRST MARYLAND BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MARYLAND                                52-0981378
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

              FIRST MARYLAND BUILDING
              25 SOUTH CHARLES STREET
                BALTIMORE, MARYLAND                        21201
       ----------------------------------------         ----------
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

   All voting stock (597,763,495 outstanding shares of Common Stock, $1/7 par value) of the registrant is owned by Allied Irish Banks, p.l.c., an Irish banking corporation.


--------------------------------------------------------------------------------
                                ---------------
--------------------------------------------------------------------------------
                                ---------------

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I.  FINANCIAL INFORMATION
                                                                                            PAGE
                                                                                            ----
Item 1.   Financial Statements:

                   Consolidated Statements of Income                                          3

                   Consolidated Statements of Condition                                       4

                   Consolidated Statements of Changes in Stockholders' Equity                 5

                   Consolidated Statements of Cash Flows                                      6

                   Notes to Consolidated Financial Statements                               7-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                              14-35


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   36

Signatures                                                                                   36

      PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ----------------------         ----------------------
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------         ----------------------
                                                               1997          1996             1997          1996
                                                             --------      --------         --------      --------
                                                                                (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans...........................        $200,495      $130,600         $476,305      $384,869
Interest on investment securities available-for-sale:
     Taxable.........................................          66,044        40,341          143,530       125,008
     Tax-exempt......................................           5,186         1,572            7,970         4,842
     Dividends.......................................           1,388           455            2,761         1,035
Interest on loans held-for-sale......................           7,554         2,467           11,550         6,571
Interest on money market investments.................           2,606         3,054           15,786        11,334
                                                             --------      --------         --------      --------
          Total interest and dividend income.........         283,273       178,489          657,902       533,659
                                                             --------      --------         --------      --------
INTEREST EXPENSE
Interest on deposits.................................          96,626        51,736          197,807       152,706
Interest on Federal funds purchased and
 other short-term borrowings.........................          31,814        15,330           74,395        54,710
Interest on long-term debt...........................           7,596         9,457           16,668        27,782
Interest on guaranteed preferred beneficial interests
   in Company's junior subordinated debentures.......           5,327             -           14,735             -
                                                             --------      --------         --------      --------
          Total interest expense.....................         141,363        76,523          303,605       235,198
                                                             --------      --------         --------      --------
NET INTEREST INCOME..................................         141,910       101,966          354,297       298,461
Provision for credit losses (note 6).................           7,434         2,000           26,634         6,000
                                                             --------      --------         --------      --------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES.......................................         134,476        99,966          327,663       292,461
                                                             --------      --------         --------      --------
NONINTEREST INCOME
Gain on sale of bankcard loans.......................          28,155             -           28,155
Service charges on deposit accounts..................          26,437        20,376           69,978        58,791
Mortgage banking income..............................          18,110        10,904           30,981        22,810
Trust and investment advisory fees...................          14,330         7,470           31,177        20,920
Servicing income.....................................           8,489         7,401           20,515        19,236
Credit card income...................................           7,385         2,056           12,545         8,262
Securities gains (losses), net.......................            (230)         (126)             278           175
Other income.........................................          16,830         9,303           43,276        29,865
                                                             --------      --------         --------      --------
          Total noninterest income...................         119,506        57,384          236,905       160,059
                                                             --------      --------         --------      --------
NONINTEREST EXPENSES
Salaries and wages...................................          74,141        47,325          168,005       134,458
Intangible assets amortization expense...............          16,218         2,680           20,722         6,018
Other personnel costs................................          14,835         9,691           37,553        34,664
Equipment costs......................................          11,895         8,103           28,949        24,474
Occupancy costs......................................          10,550         8,511           26,689        23,683
Other operating expenses.............................          41,624        26,713           88,479        78,206
                                                             --------      --------         --------      --------
          Total noninterest expenses.................         169,263       103,023          370,397       301,503
                                                             --------      --------         --------      --------
INCOME BEFORE INCOME TAXES...........................          84,719        54,327          194,171       151,017
Income tax expense...................................          31,190        20,625           70,715        54,712
                                                             --------      --------         --------      --------
NET INCOME...........................................        $ 53,529      $ 33,702         $123,456      $ 96,305
                                                             ========      ========         ========      ========

          See accompanying notes to consolidated financial statements

PAGE 4
                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                                                SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                                                                   1997            1996            1996
                                                                                -----------     -----------     -----------
                                                                                               (IN THOUSANDS)
ASSETS
Cash and due from banks.................................................        $   963,763     $   842,032     $   826,779
Money market investments (note 4).......................................            101,233          75,260          46,896
Investment securities available-for-sale (note 5).......................          4,320,034       2,552,620       2,801,694
Loans held-for-sale.....................................................            434,438         150,742         159,885
Loans, net of unearned income of $175,408, $130,026 and $121,251:
  Commercial............................................................          2,827,189       1,731,031       1,787,747
  Commercial real estate................................................          2,228,170       1,453,244       1,418,975
  Residential mortgage..................................................          1,045,602         833,045         838,208
  Retail................................................................          2,509,844       1,380,767       1,340,145
  Bankcard..............................................................            142,510         596,474         468,190
  Leases receivable.....................................................            730,501         438,060         399,495
  Foreign...............................................................            394,473         365,824         362,401
                                                                                -----------     -----------     -----------
    Total loans, net of unearned income.................................          9,878,289       6,798,445       6,615,161
Allowance for credit losses (note 6)....................................           (175,462)       (154,802)       (170,529)
                                                                                -----------     -----------     -----------
    Loans, net..........................................................          9,702,827       6,643,643       6,444,632
Premises and equipment..................................................            195,026         106,701         106,254
Due from customers on acceptances.......................................             10,987           8,725           9,878
Intangible assets.......................................................            966,214          98,847         107,840
Other assets............................................................            459,991         312,454         338,039
                                                                                -----------     -----------     -----------
       Total assets.....................................................        $17,154,513     $10,791,024     $10,841,897
                                                                                ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits..........................................        $ 2,629,276     $ 2,248,252     $ 2,224,720
  Interest bearing deposits.............................................          9,028,348       5,135,616       5,130,774
Interest bearing deposits in foreign banking office.....................            194,640         113,830         142,896
                                                                                -----------     -----------     -----------
    Total deposits......................................................         11,852,264       7,497,698       7,498,390
Federal funds purchased and securities sold under repurchase agreements.          1,349,423         533,547         609,980
Other borrowed funds, short-term (note 9)...............................            805,393         821,477         647,236
Bank acceptances outstanding............................................             10,987           8,725           9,878
Accrued taxes and other liabilities.....................................            585,150         297,525         309,501
Long-term debt (note 10)................................................            409,971         229,742         554,729
Guaranteed preferred beneficial interests in Company's junior
 subordinated debentures (note 11)......................................            295,758         147,113               -
                                                                                -----------     -----------     -----------
      Total liabilities.................................................         15,308,946       9,535,827       9,629,714
                                                                                -----------     -----------     -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share;
 $100 liquidation preference per share; authorized and issued 90,000
 shares (note 12).......................................................              7,847           7,700           9,000
                                                                                -----------     -----------     -----------
Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A, $5 par value per share, $25 liquidation preference per share; authorized 8,910,000
    shares; issued 6,000,000 shares.....................................             30,000          30,000          30,000
  Common stock, $1/7 par value per share; authorized 600,000,000
    shares; issued 597,763,495 shares...................................             85,395          84,926          84,926
  Capital surplus.......................................................            702,894         198,176         198,176
  Retained earnings.....................................................            996,459         926,063         893,181
  Net unrealized gains (losses) on investment securities
   available-for-sale...................................................             22,972           8,332          (3,100)
                                                                                -----------     -----------     -----------
     Total stockholders' equity.........................................          1,837,720       1,247,497       1,203,183
                                                                                -----------     -----------     -----------
        Total liabilities, redeemable preferred stock and
         stockholders' equity...........................................        $17,154,513     $10,791,024     $10,841,897
                                                                                ===========     ===========     ===========


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (UNAUDITED)


                                                                                                              NET
                                                                                                          UNREALIZED
                                                                                                             GAINS
                                                                                                         (LOSSES) ON
                                                                                                          INVESTMENT
                                                                                                          SECURITIES
                                                       PREFERRED      COMMON      CAPITAL     RETAINED    AVAILABLE-
                                                        STOCK         STOCK       SURPLUS     EARNINGS     FOR-SALE      TOTAL
                                                      ----------   ----------   ----------   ----------  -----------   ----------
                                                                                    (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------
Balance at beginning of year............              $   30,000   $   84,926   $  198,176   $  846,058   $   24,414   $1,183,574
Net income..............................                                                         96,305                    96,305
Dividends declared on
    common stock........................                                                        (40,000)                  (40,000)
Dividends declared on
    preferred stock.....................                                                         (8,865)                   (8,865)
Dividends declared on redeemable
    preferred stock.....................                                                           (101)                     (101)
Change in net cost not yet
    recognized as periodic pension
    expense.............................                                                           (216)                     (216)
Change in net unrealized gains (losses)
    on investment securities available-
    for-sale............................                                                                     (27,514)     (27,514)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1996...........              $   30,000   $   84,926   $  198,176   $  893,181      ($3,100)  $1,203,183
                                                      ==========   ==========   ==========   ==========   ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------
Balance at beginning of year............              $   30,000   $   84,926   $  198,176   $  926,063   $    8,332   $1,247,497
Net income..............................                                                        123,456                   123,456
Issuance of common stock................                                  469      504,718                                505,187
Dividends declared on
    common stock........................                                                        (44,000)                  (44,000)
Dividends declared on
    preferred stock.....................                                                         (8,865)                   (8,865)
Dividends declared on redeemable
    preferred stock.....................                                                           (304)                     (304)
Change in net cost not yet
    recognized as periodic pension
    expense.............................                                                            255                       255
Accretion of redeemable preferred
    stock...............................                                                           (146)                     (146)
Change in net unrealized gains (losses)
    on investment securities available-
    for-sale............................                                                                      14,640       14,640
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1997...........              $   30,000   $   85,395   $  702,894   $  996,459   $   22,972   $1,837,720
                                                      ==========   ==========   ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1997                1996
                                                                                 -----------        ------------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................................................         $   123,456        $     96,305
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses.........................................              26,634               6,000
    Provision for other real estate losses..............................                   -                  77
    Depreciation and amortization.......................................              41,868              27,291
    Deferred income tax expense.........................................              33,166              27,465
    Net (gain) loss on the sale of assets...............................             (29,001)                335
    Net increase in loans originated for sale...........................             (32,212)            (31,501)
    Net increase in trading account securities..........................             (46,216)             (2,898)
    Net decrease in accrued interest receivable.........................               3,929               9,499
    Net increase (decrease) in accrued interest payable.................              11,002             (14,209)
    Other, net..........................................................              23,815             (53,648)
                                                                                 -----------        ------------
           Net cash provided by operating activities....................             156,441              64,716
                                                                                 -----------        ------------
INVESTING ACTIVITIES
    Proceeds from sales of investment securities available-for-sale.....           1,935,819           1,092,474
    Proceeds from paydowns and maturities of investment securities
     available-for-sale.................................................             619,243          14,398,933
    Purchases of investment securities available-for-sale...............          (2,106,468)        (15,096,517)
    Net decrease in short-term investments..............................              63,329             301,461
    Net disbursements from lending activities of banking subsidiaries...            (180,458)           (487,810)
    Principal collected on loans of nonbank subsidiaries................              38,445              30,492
    Loans originated by nonbank subsidiaries............................             (49,122)            (41,526)
    Principal payments received under leases............................               2,926               2,785
    Purchases of assets to be leased....................................              (2,716)            (14,942)
    Proceeds from the sale of other real estate owned transactions......               7,896               2,395
    Net purchases of premises and equipment.............................             (24,050)            (18,124)
    Proceeds from the sale of bankcard loans............................             338,539                   -
    Securitization and sale of bankcard loans...........................                   -             337,716
    Purchase of banking subsidiary......................................          (1,377,192)            (83,522)
    Purchase of investment management company...........................                   -              (4,767)
    Other, net..........................................................             193,788             (10,928)
                                                                                 -----------        ------------
           Net cash (used for) provided by investing activities.........            (540,021)            408,120
                                                                                 -----------        ------------
FINANCING ACTIVITIES
    Net increase in deposits............................................             171,419              28,942
    Net decrease in short-term borrowings...............................            (440,841)           (503,260)
    Proceeds from the issuance of long-term debt........................             196,951                   -
    Principal payments on long-term debt................................             (20,000)            (10,000)
    Proceeds from issuance of medium-term bank notes....................                   -              50,000
    Proceeds from the issuance of guaranteed preferred beneficial
     interests in Company's junior subordinated debentures..............             146,817                   -
    Proceeds from the issuance of common stock..........................             505,187                   -
    Cash dividends paid.................................................             (53,168)             (8,966)
                                                                                 -----------        ------------
           Net cash provided by (used for) financing activities.........             506,365            (443,284)
                                                                                 -----------        ------------
Increase in cash and cash equivalents...................................             122,785              29,552
Cash and cash equivalents at beginning of year..........................             842,266             797,460
                                                                                 -----------        ------------
Cash and cash equivalents at September 30,..............................         $   965,051        $    827,012
                                                                                 ===========        ============
SUPPLEMENTAL DISCLOSURES
        Interest payments...............................................         $   282,119        $    240,831
        Income tax payments.............................................              36,779              20,785
NONCASH INVESTING AND FINANCING ACTIVITIES
        Loan charge-offs................................................              32,832              29,393
        Transfers to other real estate..................................               8,144               1,671

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


2.  NEW ACCOUNTING PRONOUNCEMENTS

   The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") on January 1, 1997. SFAS 125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize the financial assets when control has been surrendered in accordance with criteria provided in the Statement. The adoption of SFAS 125 did not have a material impact on the Corporation's financial position or results of operations.

   Subsequent to the issuance of SFAS 125, SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125" was issued. SFAS No. 127 defers the effective date of certain provisions of SFAS 125 relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral until January 1, 1998. The adoption of SFAS 127 is not expected to have a material impact on the Corporation's financial position or results of operations.

   In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS 130 is not expected to have a material impact on the Corporation's financial position or results of operations.

   In June 1997, SFAS 131, " Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 is not expected to have a material impact on the Corporation's financial position or results of operations.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                            (UNAUDITED)


3.  ACQUISITION

   On July 8, 1997, Dauphin Deposit Corporation ("Dauphin") merged into the Corporation, thereby consummating the acquisition of Dauphin by the Corporation and its parent, Allied Irish Banks, p.l.c. ("AIB"). Under terms of the Merger Agreement ("Agreement"), holders of approximately 86% of the outstanding Dauphin common stock received AIB American Depository Shares ("ADSs") at an exchange ratio of one AIB ADS for each share of Dauphin common stock. Each AIB ADS represents six ordinary shares, IR 25p each, of AIB. The remaining Dauphin shareholders received $43.00 per share in cash for their Dauphin common stock. The AIB ADSs were valued at $43.00 per ADS which is the value of an ADS on the date the exchange ratio was established in accordance with the terms of the Agreement and U.S. GAAP. The aggregate value of the consideration paid to Dauphin shareholders under U.S. GAAP was $1.366 billion which was funded by cash and the issuance of $505.2 million in common stock to AIB as reported in the Consolidated Statements of Changes in Stockholders' Equity.

   On the date of acquisition, Dauphin had total assets of $7.0 billion and total deposits of $4.2 billion. This acquisition was accounted for as a purchase business combination and the results of operations have been included with the Corporation's results of operations since July 1, 1997. The Corporation recorded approximately $940 thousand in imputed interest on the consideration used to acquire Dauphin for the period of July 1, 1997 to July 8,
1997.   As a result of the acquisition, the Corporation recorded $885.6 million in intangible assets which included $815.7 million in goodwill as of September 30, 1997. Goodwill is amortized on a straight line basis over 25 years.

   A summary of unaudited pro forma combined financial information on a reported and tangible basis for the nine months ended September 30, 1997 and 1996 as if the transaction had occurred on January 1, 1997 and 1996, respectively is presented below. The pro forma financial information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

                                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------
                                     1997                   1996
                                   --------               --------
                                            (IN THOUSANDS)

Net interest income..............  $433,350               $395,299
Noninterest income...............   290,466                227,679
Net income.......................   119,506                 92,558

4.  MONEY MARKET INVESTMENTS

   Money market investments at September 30, 1997, December 31, 1996 and September 30, 1996 included the following:

                                          SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                              1997           1996          1996
                                          -------------  ------------  -------------
                                                        (IN THOUSANDS)
Interest bearing deposits in other banks..     $  1,288       $   234        $   233
Trading account securities................       65,575             -          3,224
Federal funds sold........................       11,600        32,975          3,450
Securities purchased under agreements            22,770        42,051         39,989
 to resell................................     --------       -------        -------
               Total money market              $101,233       $75,260        $46,896
                investments...............     ========       =======        =======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                            (UNAUDITED)


5.  INVESTMENT SECURITIES

   The following is a comparison of the amortized cost and fair values of available-for-sale securities:

                                     SEPTEMBER 30, 1997        DECEMBER 31, 1996          SEPTEMBER 30, 1996
                                  -----------------------    -----------------------    -----------------------
                                   AMORTIZED      FAIR        AMORTIZED     FAIR        AMORTIZED       FAIR
                                     COST         VALUE         COST        VALUE          COST         VALUE
                                  ----------   ----------    ----------   ----------    ----------   ----------
                                                                 (IN THOUSANDS)
U.S. Treasury and U.S.
 Government Agencies...........   $  760,750   $  764,634    $   614,843  $  611,061    $  827,644   $  819,629
Mortgage-backed obligations        1,874,590    1,888,860     1, 161,369   1,159,649     1,205,134    1,190,473
Collateralized mortgage
 obligations:
   Issued by Federal                 778,892      783,071        345,357     348,433       328,578      331,355
    Agencies...................
   Privately issued............       12,629       12,385         20,627      20,223        22,940       22,467
Obligations of states and
 political subdivisions........      426,102      432,709         93,987      98,889        87,702       92,323
Asset-backed securities........      291,398      295,803        204,657     206,422       202,007      202,455
Other investment securities          139,616      142,572         97,757     107,943       132,328      142,992
                                  ----------   ----------    -----------  ----------    ----------   ----------
            Total..............   $4,283,977   $4,320,034    $ 2,538,597  $2,552,620    $2,806,333   $2,801,694
                                  ==========   ==========    ===========  ==========    ==========   ==========

6.  ALLOWANCE FOR CREDIT LOSSES

   The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged-off and that the allowance for credit losses is adequate to cover all losses inherent in the portfolio at September 30, 1997. A summary of the activity in the allowance for the nine months ended September 30, 1997 and 1996 follows:

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                          1997                   1996
                                                        --------               --------
                                                                (IN THOUSANDS)
Balance beginning of year...............                $154,802                $177,621
Provision for credit losses.............                  26,634                   6,000
Less: charge-offs, net of recoveries of                  (28,392)                (23,734)
 $4,440 and $5,659......................
Allowance for loans of acquired banks...                  43,418                  10,642
Allowance for bankcard loans sold.......                 (21,000)                      -
                                                        --------                --------
Balance at September 30.................                $175,462                $170,529
                                                        ========                ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

7.  INTANGIBLE ASSETS

   Intangible assets at September 30, 1997, December 31, 1996 and September 30, 1996 included the following:

                                       SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                           1997           1996             1996
                                       -------------   -------------   -------------
                                                       (IN THOUSANDS)
Goodwill.........................      $     884,374   $      79,454   $      82,369
Premium on deposits..............             71,299           6,729           6,960
Premium on bankcard receivables..              6,052           7,986           9,336
Employment contracts.............              3,361           3,891           4,068
Other............................              1,128             787           5,107
                                       -------------   -------------   -------------
               Total.............      $     966,214   $      98,847   $     107,840
                                       =============   =============   =============

   As a result of the Dauphin acquisition, the Corporation recorded $815.7 million in goodwill which will be amortized on a straight-line basis over 25 years and a $69.9 million premium on deposits which will be amortized on an accelerated basis over 10 years.


8.  MORTGAGE SERVICING RIGHTS

   Mortgage servicing rights at September 30, 1997, December 31, 1996 and September 30, 1996 totaled:

                                          SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                              1997            1996           1996
                                          -------------   -------------   -------------
                                                          (IN THOUSANDS)
Purchased mortgage servicing rights...    $       1,170   $       2,598   $       2,669

Originated mortgage servicing rights..            6,225             648             256
                                          -------------   -------------   -------------
               Total..................    $       7,395   $       3,246   $       2,925
                                          =============   =============   =============

   The Corporation acquired $4.4 million in mortgage servicing rights as a result of the Dauphin acquisition.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

9.  OTHER BORROWED FUNDS, SHORT-TERM

   Other borrowed funds, short-term at September 30, 1997, December 31, 1996 and September 30, 1996 included the following:

                                          SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                              1997           1996             1996
                                          -------------   -------------   -------------
                                                        (IN THOUSANDS)
Master demand notes of the Corporation..  $     316,403   $     320,619   $     295,818
Bank notes..............................        250,000         400,000         150,000
Federal funds purchased-term............        165,000          60,000          15,000
Treasury tax and loan note account......         53,949          10,965         153,484
Other...................................         20,041          29,893          32,934
                                          -------------   -------------   -------------
               Total....................  $     805,393   $     821,477   $     647,236
                                          =============   =============   =============

10.  LONG-TERM DEBT

   Following is a summary of the long-term debt of the Corporation at September 30, 1997, December 31, 1996 and September 30, 1996 which is all unsecured:

                                                                      SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                                                           1997          1996             1996
                                                                      -------------   -------------   -------------
                                                                                     (IN THOUSANDS)
Floating Rate Medium term bank note due October 2, 1996........       $           -   $           -   $      75,000
Floating Rate Medium term bank note due October 23, 1996.......                   -               -         100,000
5.72% Medium term bank note due October 31, 1996...............                   -               -         100,000
Floating Rate Medium term bank note due November 1, 1996.......                   -               -          50,000
Floating Rate Medium term bank note due April 20, 1998.........              50,000          50,000          50,000
10.375% Subordinated Capital Notes due August 1, 1999..........              59,984          59,977          59,975
8.68% Notes due January 31, 1997...............................                   -          10,000          10,000
8.67% Notes due March 20, 1997.................................                   -          10,000           9,999
8.375% Subordinated Notes due May 15, 2002.....................              99,798          99,765          99,755
7.20% Subordinated Notes due July 1, 2007......................             199,889               -               -
Obligations under capitalized lease............................                 300               -               -
                                                                      -------------   -------------   -------------
               Total...........................................       $     409,971   $     229,742   $     554,729
                                                                      =============   =============   =============

   The Corporation issued $200 million in subordinated notes on July 2, 1997. The 7.20% subordinated notes are unsecured debt obligations of the Corporation and mature on July 1, 2007. The subordinated notes may not be redeemed prior to maturity and are not subject to any sinking fund. Interest on the subordinated notes is payable on January 1 and July 1 of each year, commencing on January 1, 1998. Concurrent with the issuance of the subordinated notes, the Corporation entered into an interest rate swap agreement to convert the fixed rate on the subordinated notes to a floating rate.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

11. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

      In December 1996 and February 1997, the Corporation issued an aggregate $300 million in Floating Rate Subordinated Capital Income Securities ("Capital Securities") through two wholly owned subsidiaries, First Maryland Capital I ("Capital I") and First Maryland Capital II ("Capital II"), Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. The Corporation has fully and unconditionally guaranteed all of the Trusts' obligations under the Capital Securities. The Corporation purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation which represent the sole assets of the Trusts. At September 30, 1997, the guaranteed preferred beneficial interests in Company's junior subordinated debentures had a balance of $295.8 million.

   Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 100 basis points for the $150 million issued in December 1996 by Capital I and LIBOR plus 85 basis points for the $150 million issued in February 1997 by Capital II, in each case per a liquidation amount of $1,000 per Capital Security. Interest on the Junior Subordinated Debentures is calculated at the same rate as the Capital Securities.

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


12.  REDEEMABLE PREFERRED STOCK

   In 1996, the Corporation authorized and issued 90 thousand shares of 4.50% Cumulative, Redeemable Preferred Stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At September 30, 1997, all 90 thousand shares were outstanding and had a balance of $7.8 million. The cumulative dividends are payable quarterly when and as declared by the Corporation's Board of Directors out of funds legally available for such payments.

   Upon liquidation, the holders are entitled to $100 per share (an aggregate of $9 million based upon redeemable preferred shares outstanding at September 30,
1997) plus accrued and unpaid cumulative dividends through the distribution date before any distribution to holders of the Corporation's common stock.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

13. OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

    SUMMARY OF ACCOUNTING POLICIES

    TRADING INSTRUMENTS

   The Corporation maintains active derivative and securities trading positions resulting from activity generated for corporate customers as well as for the Corporation's own trading account. Trading derivative instruments include interest rate swaps, interest rate caps and floors, futures, options, and swaptions. Trading foreign exchange derivative instruments include forward rate agreements, options, spot contracts and futures. Trading securities include U.
S. Treasury and U.S. Government Agencies, obligations of state and political subdivisions, mortgage-backed obligations and equity securities. Trading instruments are carried at fair value. Quoted market rates are generally used in pricing models to determine the fair values of trading instruments. If pricing models cannot be utilized, fair values are estimated based upon quoted prices for similar instruments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   Certain information included in the following section of this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Actual results may differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: global, national and regional economic conditions; levels of market interest rates; credit or other risks of lending and investment activities; competitive and regulatory factors; and technological change.

OVERVIEW

   The net income of First Maryland Bancorp ("the Corporation") for the nine months and quarter ended September 30, 1997 was $123.5 million and $53.5 million, respectively, compared to $96.3 million and $33.7 million for the nine months and quarter ended September 30, 1996. Return on average assets and return on average total equity were 1.26% and 11.13%, respectively, for the nine months ended September 30, 1997 compared to 1.24% and 10.75% for the nine months ended September 30, 1996.

   On July 8, 1997, the Corporation and its parent, AIB merged with Dauphin Deposit Corporation ("Dauphin") which is now a wholly owned subsidiary of the Corporation. This acquisition was accounted for as a purchase business combination which resulted in $885.6 million in intangible assets, primarily goodwill of $815.7 million which is amortized against earnings. Dauphin's results of operations have been included with the Corporation's results of operations since July 1, 1997. Tangible net income which excludes amortization of intangible assets related to purchase business combinations for the nine months and quarter ended September 30, 1997 totaled $139.8 million and $67.1 million , respectively, compared to $99.3 million and $35.4 million for the nine months and quarter ended September 30, 1996. Return on average tangible assets and return on average tangible total equity which exclude intangible assets and amortization related to purchase business combinations were 1.47% and 17.01%, respectively, for the nine months ended September 30, 1997 compared to 1.28% and 11.53% for the nine months ended September 30, 1996.

   The Dauphin acquisition provided the opportunity for the Corporation to create a new company, instead of simply combining two existing organizations. In order to create the new company, the Corporation embarked on an extensive review of its operations and businesses with a focus on strategies and tactics for formulating the products, services and delivery channels, as well as the optimum organizational structure. Upon completing this review, the Corporation will implement the recommendations that result in best practices for each customer segment. The process is also expected to stimulate new initiatives and innovations as well as result in consolidations or curtailments of certain business activities. As a result of this process, the Corporation expects to record a pretax merger-related charge of approximately $15-$20 million in the fourth quarter of 1997 in addition to those costs which are recorded as a component of the goodwill related to the acquisition.

   On August 8, 1997, the Corporation sold its $360 million Bell Atlantic bankcard loan portfolio to Chase Manhattan Corporation which resulted in an after-tax gain on the sale of $17.4 million. Excluding this gain, net income for the nine months and quarter ended September 30, 1997 was $106.0 million and $36.1 million, respectively, compared to $96.3 million and $33.7 million for the nine months and quarter ended September 30, 1996. Excluding this gain, return on average assets and return on average total equity were 1.08% and 9.56%, respectively, for the nine months ended September 30, 1997 compared to 1.24% and 10.75% for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TABLE 1

                                                        3RD QUARTER   2ND QUARTER   1ST QUARTER   4TH QUARTER   3RD QUARTER
                                                            1997          1997           1997         1996          1996
                                                        -----------   -----------   -----------   -----------   -----------
                                                                              (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF OPERATIONS:
 Net interest income (fully tax                         $   145,537   $   109,110   $   105,531   $   106,407   $   103,255
  equivalent)...............................
 Tax equivalent adjustment..................                  3,627         1,126         1,128         1,212         1,289
                                                        -----------   -----------   -----------   -----------   -----------
 Net interest income........................                141,910       107,984       104,403       105,195       101,966
 Provision for credit losses................                  7,434         9,300         9,900           500         2,000
                                                        -----------   -----------   -----------   -----------   -----------
 Net interest income after provision for
  credit losses.............................                134,476        98,684        94,503       104,695        99,966
 Noninterest income.........................                119,506        56,141        61,258        56,833        57,384
 Noninterest expenses.......................                169,263        98,669       102,465       105,358       103,023
                                                        -----------   -----------   -----------   -----------   -----------
 Income before income taxes.................                 84,719        56,156        53,296        56,170        54,327
 Income tax expense.........................                 31,190        20,332        19,193        20,138        20,625
                                                        -----------   -----------   -----------   -----------   -----------
 Net income.................................            $    53,529   $    35,824   $    34,103   $    36,032   $    33,702
                                                        ===========   ===========   ===========   ===========   ===========
 Dividends declared on preferred stock......            $     2,955   $     2,955   $     2,955   $     2,955   $     2,955
 Dividends declared on redeemable
  preferred stock...........................                    101           102           101           102           101
CONSOLIDATED AVERAGE BALANCES:
 Total assets...............................            $17,323,000   $10,957,800   $10,912,900   $10,741,800   $10,420,400
 Loans, net of unearned income..............              9,862,700     6,822,100     6,792,700     6,686,500     6,365,900
 Deposits...................................             11,765,700     7,238,000     7,258,700     7,233,900     7,208,400
 Long-term debt.............................                407,800       209,800       221,700       303,900       554,700
 Common stockholder's equity................              1,733,000     1,135,200     1,124,600     1,083,100     1,044,800
 Stockholders' equity.......................              1,877,900     1,280,100     1,269,400     1,227,900     1,189,600
CONSOLIDATED RATIOS:
 Return on average assets...................                   1.23%         1.31%         1.27%         1.33%         1.29%
 Return on average common stockholder's
  equity....................................                  11.55         11.58         11.20         12.11         11.67
 Return on average total stockholders'                        11.31         11.23         10.90         11.67         11.27
  equity....................................
 Average total stockholders' equity to
  average total assets......................                  10.84         11.68         11.63         11.43         11.42
 Capital to risk-adjusted assets:
   Tier 1...................................                   8.49         15.42         15.71         14.12         11.94
   Total....................................                  12.29         18.22         18.75         17.20         15.01
 Tier 1 leverage ratio......................                   7.09         13.49         13.68         12.18         10.71
 Net interest margin........................                   3.86          4.40          4.33          4.35          4.36
 Net charge-offs to average loans, net of
  average unearned income (annualized)......                   0.29          0.66          0.59          0.87          0.40
 Allowance for credit losses to period end
  loans, net of unearned income.............                   1.78          2.23          2.28          2.28          2.58
 Nonperforming assets to period end loans,
  net of unearned income plus other
  foreclosed assets owned...................                   0.91          0.86          0.97          0.87          0.92

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

NET INTEREST INCOME

   Net interest income on a fully tax equivalent basis for the quarter ended September 30, 1997 of $145.5 million increased $42.3 million (40.9%) when compared to net interest income of $103.3 million for the quarter ended September 30, 1996. The net interest margin for the third quarter of 1997 was 3.86% compared to a net interest margin of 4.36% for the third quarter of 1996.

   Net interest income on a fully tax equivalent basis for the nine months ended September 30, 1997 of $360.2 million increased $57.8 million (19.1%) when compared to net interest income of $302.4 million for the nine months ended September 30, 1996. The net interest margin for the nine months ended September 30, 1997 was 4.14% compared to a net interest margin of 4.29% for the nine months ended September 30, 1996.

TABLE 2  NET INTEREST INCOME AND NET INTEREST MARGIN RECONCILIATION
                     (TAX EQUIVALENT BASIS)

                                                                        THREE MONTHS ENDED SEPTEMBER 30
                                                                        -------------------------------
                                                                              NET            NET
                                                                            INTEREST       INTEREST
                                                                             INCOME         MARGIN
                                                                            --------       --------
                                                                              (DOLLARS IN MILLIONS)
Net interest income/margin at September 30, 1996........................    $  103.3       $   4.36%
Acquisition of Dauphin (1)..............................................        48.5          (0.31)
Increase in net free funds..............................................         2.9           0.08
Other increases in earning assets.......................................         2.6          (0.05)
Acquisition of 1st Washington Bancorp, Inc. ("1st Washington") (1)......         0.8          (0.01)
Dauphin acquisition funding costs.......................................       (12.6)         (0.29)
Sale of Bell Atlantic bankcard portfolio................................        (3.3)         (0.04)
Other changes...........................................................         3.3           0.12
                                                                            --------       --------
Net interest income/margin at September 30, 1997........................    $  145.5           3.86%
                                                                            ========       ========
TABLE 3  NET INTEREST INCOME AND NET INTEREST MARGIN RECONCILIATION
                     (TAX EQUIVALENT BASIS)

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                        ------------------------------
                                                                              NET            NET
                                                                            INTEREST       INTEREST
                                                                             INCOME         MARGIN
                                                                            --------       --------

(DOLLARS IN MILLIONS)
Net interest income/margin at September 30, 1996........................    $  302.4           4.29%
Acquisition of Dauphin (1)..............................................        48.5          (0.06)
Acquisition of 1st Washington (1).......................................        11.2          (0.06)
Increase in net free funds..............................................         9.4           0.13
Change in asset yields and funding costs................................         9.0           0.14
Incremental bankcard loan volume........................................         8.8           0.03
Dauphin acquisition funding costs.......................................       (12.6)         (0.29)
Bankcard securitization (2).............................................       (10.2)         (0.02)
Decline in bankcard loan product margin.................................        (4.4)         (0.06)
Sale of Bell Atlantic bankcard portfolio................................        (3.3)         (0.01)
Other declines in earning assets........................................        (2.3)          0.03
Other changes...........................................................         3.7           0.02
                                                                            --------       --------
Net interest income/margin at September 30, 1997........................    $  360.2           4.14%
                                                                            ========       ========

-----------------
(1) The net interest margins of Dauphin and 1st Washington at the dates of acquisition were significantly lower than the Corporation's net interest margin.

(2) The bankcard securitization represents the securitization and sale of an additional $335 million in bankcard loans in April 1996. The revenues associated with these loans were reported in noninterest income as servicing income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   An analysis of fully tax equivalent net interest income, interest rate spreads and net interest margins for the three months and nine months ended September 30, 1997 and 1996 are presented in the following tables.


TABLE 4  NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON
                        AVERAGE EARNING ASSETS
                        (TAX EQUIVALENT BASIS)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                              1997                                      1996
                                              -------------------------------------       ------------------------------------
                                               AVERAGE                     YIELD/          AVERAGE                    YIELD/
                                               BALANCE      INTEREST        RATE           BALANCE     INTEREST       RATE
                                              ---------     ---------     ---------       ---------    ---------     ---------
                                                                            (DOLLARS IN MILLIONS)
Investment securities (1)..............       $ 4,502.6     $    75.3          6.64%      $ 2,706.9    $    43.1          6.34%
Loans held-for-sale....................           427.2           7.6          7.02           127.4          2.5          7.70
Loans, net of unearned income..........         9,862.7         201.4          8.10         6,365.9        131.1          8.19
Other earning assets...................           178.3           2.6          5.80           226.2          3.1          5.37
                                              ---------     ---------                     ---------    ---------
Earning assets.........................       $14,970.8         286.9          7.60       $ 9,426.4        179.8          7.59
                                              =========     ---------                     =========    ---------

Interest bearing liabilities...........       $12,269.8         141.4          4.57       $ 6,974.6         76.5          4.36
Net interest spread (2)................                                        3.03                                       3.23
Interest free sources utilized to
fund earning assets....................         2,701.0                                     2,451.8
                                              ---------     ---------                     ---------    ---------
Total sources of funds.................       $14,970.8         141.4          3.74       $ 9,426.4         76.5          3.23
                                              =========     =========                     =========    =========
Net interest income....................                     $   145.5                                  $   103.3
                                                            =========                                  =========
Net interest margin (3)................                                        3.86%                                      4.36%
                                                                          =========                                  =========



TABLE 5  NET INTEREST INCOME, INTEREST RATE SPREAD AND NET INTEREST MARGIN ON
                        AVERAGE EARNING ASSETS
                        (TAX EQUIVALENT BASIS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                              1997                                      1996
                                              -------------------------------------       ------------------------------------
                                               AVERAGE                     YIELD/          AVERAGE                     YIELD/
                                               BALANCE      INTEREST        RATE           BALANCE      INTEREST       RATE
                                              ---------     ---------     ---------       ---------     ---------     --------
                                                                            (DOLLARS IN MILLIONS)

Investment securities (1)..............       $ 3,186.2        $158.2          6.64%      $ 2,826.9      $133.2           6.29%
Loans held-for-sale....................           213.7          11.6          7.23           117.7         6.6           7.46
Loans, net of unearned income..........         7,837.1         478.2          8.16         6,186.7       386.5           8.34
Other earning assets...................           381.0          15.8          5.54           285.1        11.3           5.31
                                              ---------     ---------                     ---------    ---------
Earning assets.........................       $11,618.0         663.8          7.63       $ 9,416.4       537.6           7.63
                                              =========     ---------                     =========    ---------

Interest bearing liabilities...........       $ 8,991.6         303.6          4.51       $ 7,011.8       235.2           4.48
Net interest spread (2)................                                        3.12                                       3.15
Interest free sources utilized to
fund earning assets....................         2,626.4                                     2,404.6
                                              ---------     ---------                     ---------    ---------
Total sources of funds.................       $11,618.0         303.6          3.49       $ 9,416.4        235.2          3.34
                                              =========     =========                     =========    =========
Net interest income....................                        $360.2                                  $   302.4
                                                            =========                                  =========
Net interest margin (3)................                                        4.14%                                      4.29%
                                                                          =========                                  =========

-------------
(1) Yields on investment securities are calculated based upon average amortized cost.
(2) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(3) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


TABLE 6  AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                             (TAX EQUIVALENT BASIS)

                                                   THREE MONTHS ENDED SEPTEMBER 30,  1997    THREE MONTHS ENDED SEPTEMBER 30,  1996
                                                   --------------------------------------   ---------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                    AVERAGE                      YIELD/       AVERAGE                      YIELD/
                                                    BALANCE     INTEREST(1)      RATE(1)      BALANCE     INTEREST(1)      RATE(1)
                                                   ----------   -----------   -----------   -----------   -----------   -----------
ASSETS
Cash and due from banks..........................  $    823.9   $         -             -%  $     649.4   $         -             -%
Money market investments:
    Interest bearing deposits in other banks.....         1.2             -         12.32           0.4             -          2.79
    Trading account securities...................        96.7           1.5          6.06           1.7             -          5.59
    Funds sold...................................        80.4           1.1          5.39         224.1           3.1          5.38
Investment securities
 available-for-sale (2):
    Taxable......................................     3,988.3          66.0          6.57       2,568.2          40.3          6.25
    Tax-exempt (1)...............................       412.1           7.7          7.41          94.5           2.3          9.84
    Equity investments...........................       102.2           1.6          6.12          44.2           0.5          4.08
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total investment securities
          available-for-sale.....................     4,502.6          75.3          6.64       2,706.9          43.1          6.34
Loans held-for-sale..............................       427.2           7.6          7.02         127.4           2.5          7.70
Loans (net of unearned income) (1, 3):
    Commercial...................................     2,751.1          53.6          7.73       1,740.9          33.8          7.72
    Commercial real estate.......................     2,257.4          48.4          8.50       1,352.6          30.4          8.94
    Residential mortgage.........................     1,060.9          20.0          7.48         803.8          14.6          7.22
    Retail.......................................     2,441.4          52.1          8.47       1,309.0          27.4          8.34
    Bankcard.....................................       303.9           9.8         12.74         434.5          13.1         12.02
    Leases receivable............................       690.1          10.4          6.00         379.7           5.3          5.53
    Foreign......................................       357.9           7.1          7.85         345.4           6.5          7.49
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total loans..............................     9,862.7         201.4          8.10       6,365.9         131.1          8.19
Allowance for credit losses......................      (181.9)            -             -        (169.0)            -             -
                                                   ----------                               -----------
        Total loans, net.........................     9,680.8             -             -       6,196.9             -             -
Other assets.....................................     1,710.2             -             -         513.6             -             -
                                                   ----------   -----------                 -----------   -----------
        Total assets/interest income.............  $ 17,323.0   $     286.9                 $  10,420.4   $     179.8
                                                   ==========   ===========                 ===========   ===========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Deposits in domestic offices:
    Noninterest bearing demand...................   $ 2,560.2   $         -             -%  $   1,976.2   $         -             -%
                                                   ----------                               -----------
    Interest bearing demand......................       603.1           2.3          1.50         118.8           0.8          2.58
    Money market accounts........................     1,937.9          15.1          3.09       1,621.7          12.0          2.94
    Savings......................................     1,613.5          10.5          2.60       1,071.9           6.7          2.48
    Other consumer time..........................     3,594.2          47.8          5.28       1,753.9          23.1          5.25
    Large denomination time......................     1,250.5          18.0          5.71         540.2           7.5          5.52
Deposits in foreign banking office...............       206.3           2.9          5.60         125.7           1.6          5.27
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total interest bearing deposits..........     9,205.5          96.6          4.16       5,232.2          51.7          3.93
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total deposits...........................    11,765.7             -             -       7,208.4             -             -
Funds purchased..................................     1,283.8          17.1          5.26         666.8           8.7          5.18
Other borrowed funds, short-term.................     1,077.0          14.8          5.44         520.9           6.6          5.08
Other liabilities................................       607.3             -             -         271.0             -             -
Long-term debt...................................       407.8           7.6          7.39         554.7           9.5          6.78
Guaranteed preferred beneficial interests in
  Company's junior subordinated debentures.......       295.7           5.3          7.15             -             -             -
Redeemable preferred stock.......................         7.8             -             -           9.0             -             -
Stockholders' equity.............................     1,877.9             -             -       1,189.6             -             -
                                                   ----------   -----------                 -----------   -----------
        Total liabilities and stockholders'
           equity/interest expense...............  $ 17,323.0   $     141.4                 $  10,420.4   $      76.5
                                                   ==========   ===========                 ===========   ===========
Earning assets/interest income...................  $ 14,970.8   $     286.9          7.60%  $   9,426.4   $     179.8          7.59%
Interest bearing liabilities/interest expense....    12,269.8         141.4          4.57       6,974.6          76.5          4.36
Earning assets/interest expense..................    14,970.8         141.4          3.74       9,426.4          76.5          3.23
Net interest income, tax equivalent basis........                     145.5                                     103.3
Net interest spread (4)..........................                                    3.03%                                     3.23%
                                                                              ===========                               ===========
Net interest margin (5)..........................                                    3.86%                                     4.36%
                                                                              ===========                               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


TABLE 7  AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                            (TAX EQUIVALENT BASIS)

                                                   NINE MONTHS ENDED SEPTEMBER 30,  1997     NINE MONTHS ENDED SEPTEMBER 30,  1996
                                                   --------------------------------------   ---------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                    AVERAGE                      YIELD/       AVERAGE                      YIELD/
                                                    BALANCE     INTEREST(1)      RATE(1)      BALANCE     INTEREST(1)      RATE(1)
                                                   ----------   -----------   -----------   -----------   -----------   -----------
                                                                                 (DOLLARS IN MILLIONS)
ASSETS
Cash and due from banks.......................     $    701.3   $         -             -%  $     655.2   $         -             -%

Money market investments:
    Interest bearing deposits in other                    0.6             -         10.41           4.7           0.2          5.57
     banks....................................
    Trading account securities................           65.0           3.0          6.14           1.7           0.1          5.87
    Funds sold................................          315.4          12.8          5.41         278.7          11.0          5.30
Investment securities available-for-sale (2):
    Taxable...................................        2,927.0         143.5          6.56       2,694.2         125.0          6.20
    Tax-exempt (1)............................          191.9          11.8          8.20          95.0           7.1         10.01
    Equity investments........................           67.3           2.9          5.86          37.7           1.1          3.66
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total investment securities
         available-for-sale...................        3,186.2         158.2          6.64       2,826.9         133.2          6.29
Loans held-for-sale...........................          213.7          11.6          7.23         117.7           6.6          7.46
Loans (net of unearned income) (1, 3):
    Commercial................................        2,113.9         123.5          7.81       1,793.0         103.6          7.72
    Commercial real estate....................        1,706.6         108.4          8.49       1,285.3          85.5          8.88
    Residential mortgage......................          909.3          49.8          7.33         687.0          37.9          7.36
    Retail....................................        1,763.1         111.6          8.46       1,205.6          75.6          8.38
    Bankcard..................................          460.8          42.0         12.20         511.7          49.5         12.94
    Leases receivable.........................          524.4          22.4          5.71         354.7          14.7          5.55
    Foreign...................................          359.0          20.5          7.62         349.4          19.7          7.53
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total loans...........................        7,837.1         478.2          8.16       6,186.7         386.5          8.34
Allowance for credit losses...................         (162.3)            -             -        (169.9)            -             -
                                                   ----------                               -----------
        Total loans, net......................        7,674.8             -             -       6,016.8             -             -
Other assets..................................          936.4             -             -         486.5             -             -
                                                   ----------   -----------                 -----------   -----------
        Total assets/interest income..........     $ 13,093.4   $     663.8                 $  10,388.2   $     537.6
                                                   ==========   ===========                 ===========   ===========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Deposits in domestic offices:
    Noninterest bearing demand................     $  2,205.7   $         -             -%  $   1,944.0   $         -             -%
                                                   ----------                               -----------

    Interest bearing demand...................          282.9           3.6          1.72         117.1           2.2          2.55
    Money market accounts.....................        1,733.7          38.5          2.96       1,586.4          36.0          3.03
    Savings...................................        1,238.8          23.4          2.53       1,049.9          20.7          2.63
    Other consumer time.......................        2,326.5          90.8          5.22       1,653.5          66.0          5.33
    Large denomination time...................          837.0          35.4          5.66         538.7          22.6          5.61
Deposits in foreign banking office............          146.0           6.1          5.56         130.0           5.2          5.36
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total interest bearing deposits.......        6,564.9         197.8          4.02       5,075.6         152.7          4.02
                                                   ----------   -----------   -----------   -----------   -----------   -----------
        Total deposits........................        8,770.6             -             -       7,019.6             -             -
Funds purchased...............................          886.4          34.8          5.25         735.3          28.6          5.19
Other borrowed funds, short-term..............          982.7          39.6          5.38         660.5          26.1          5.29
Other liabilities.............................          405.0             -             -         232.2             -             -
Long-term debt................................          280.5          16.7          7.95         540.4          27.8          6.87
Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures...          277.1          14.7          7.11             -             -             -
Redeemable preferred stock....................            7.7             -             -           3.0             -             -
Stockholders' equity..........................        1,483.4             -             -       1,197.2             -             -
                                                   ----------   -----------                 -----------   -----------
        Total liabilities and stockholders'
           equity/interest expense............     $ 13,093.4   $     303.6                 $  10,388.2   $     235.2
                                                   ==========   ===========                 ===========   ===========
Earning assets/interest income................     $ 11,618.0   $     663.8          7.63%  $   9,416.4   $     537.6          7.63%

Interest bearing liabilities/interest                 8,991.6         303.6          4.51       7,011.8         235.2          4.48
 expense......................................
Earning assets/interest expense...............       11,618.0         303.6          3.49       9,416.4         235.2          3.34
Net interest income, tax equivalent basis.....                        360.2                                     302.4
Net interest spread (4).......................                                       3.12%                                     3.15%

                                                                              ===========                               ===========
Net interest margin (5).......................                                       4.14%                                     4.29%

                                                                              ===========                               ===========

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


PROVISION FOR CREDIT LOSSES

   The provision for credit losses for the third quarter of 1997 totaled $7.4 million, an increase of $5.4 million from the $2.0 million provision for credit losses recorded in the third quarter of 1996. The 1997 provision for credit losses included a $4.6 million provision for bankcard loans and $2.7 million in provisions recorded for other loan portfolios. The third quarter 1996 provision for credit losses included an $11.0 million provision for bankcard loans offset by $9.1 million in provision recaptures for other loan portfolios.

   The provision for credit losses for the nine months ended September 30, 1997 totaled $26.6 million, a $20.6 million increase from the $6.0 million provision recorded in the nine months ended September 30, 1996. The 1997 provision for credit losses included a $27.1 million provision for bankcard loans and approximately $700 thousand in provision recaptures for other loan portfolios. The 1996 provision for credit losses included an $18.7 million provision for bankcard loans offset by $12.9 million in provision recaptures for other loan portfolios.


NONINTEREST INCOME

   The following tables present the components of noninterest income for the three months and nine months ended September 30, 1997 and 1996.

TABLE 8  NONINTEREST INCOME-3RD QUARTER

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------
                                                                                   PERCENT CHANGE
                                                                               -----------------------
                                                1997       1997*      1996     1997/1996   1997*/1996
                                              ---------  ---------  ---------  ----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Gain on sale of bankcard loans........        $ 28,155    $28,155   $      -       100.0%       100.0%
Service charges on deposit
    accounts..........................          26,437     22,837     20,376        29.7         12.1
Mortgage banking income...............          18,110      6,046     10,904        66.1        (44.6)
Trust and investment advisory
    fees..............................          14,330      9,122      7,470        91.8         22.1
Servicing income......................           8,489      8,489      7,401        14.7         14.7
Credit card income....................           7,385      3,795      2,056       259.2         84.6
Securities gains (losses), net........            (230)      (229)      (126)      (82.5)       (81.7)
Other income:
       Security sales and fees........           4,702      1,438      1,108       324.4         29.8
       Customer service fees..........           2,260      1,958      2,030        11.3         (3.5)
       Trading income.................           2,140      1,926      1,234        73.4         56.1
       Other..........................           7,728      5,766      4,931        56.7         16.9
                                              --------    -------    -------     -------      -------
Total other income....................          16,830     11,088      9,303        80.9         19.2
                                              --------    -------    -------     -------      -------
        Total noninterest income......        $119,506    $89,303    $57,384       108.3%        55.6%
                                              ========    =======    =======     =======      =======
        Total noninterest income
           excluding gain on sale of
           bankcard loans.............        $ 91,351    $61,148    $57,384        59.2%         6.6%
                                              ========    =======    =======     =======      =======

*  Amounts excluding Dauphin

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The Corporation's noninterest income for the third quarter of 1997 excluding Dauphin increased $31.9 million (55.6%) when compared to the third quarter of 1996. The sale of the Bell Atlantic bankcard loan portfolio in August 1997 resulted in a $28.2 million gain. Service charges on deposits increased $2.5 million (12.1%) due to an increase in retail deposit and business checking service charges. Mortgage banking income decreased $4.9 million (44.6%) primarily due to a $5.8 million gain on the sale of servicing in the third quarter of 1996 which resulted from the Corporation's decision to exit the mortgage servicing business. Trust and investment advisory fees increased $1.7 million (22.1%) as a result of increases in investment management and advisory fees and personal services fees. Servicing income increased $1.1 million (14.7%) primarily due to an increase in securitized bankcard loan yields which was partially offset by unfavorable loss experience on the securitized bankcard loans. Credit card income increased $1.7 million (84.6%) as a result of a decline in the rewards paid to customers on cobranded bankcard loans due to the sale of the Bell Atlantic bankcard loan portfolio. Securities losses of $229 thousand were recorded in the third quarter of 1997 compared to securities losses of $126 thousand in the third quarter of 1996. Securities sales are discussed in detail under "Changes in Financial Position." Trading income increased $692 thousand (56.1%) due to increased securities trading income. Other income increased $835 thousand (16.9%).


TABLE 9  NONINTEREST INCOME-NINE MONTHS ENDED SEPTEMBER 30

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------
                                                                                        PERCENT CHANGE
                                                                                   -----------------------
                                                      1997      1997*      1996    1997/1996   1997*/1996
                                                    --------  ---------  --------  ----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Gain on sale of bankcard loans..........            $ 28,155  $ 28,155   $      -      100.0%       100.0%
Service charges on deposit
    accounts............................              69,978    66,378     58,791       19.0         12.9
Mortgage banking income.................              30,981    18,917     22,810       35.8        (17.1)
Trust and investment advisory
    fees................................              31,177    25,969     20,920       49.0         24.1
Servicing income........................              20,515    20,515     19,236        6.6          6.6
Credit card income......................              12,545     8,955      8,262       51.8          8.4
Securities gains (losses), net..........                 278       279        175       58.9         59.4
Other income:
       Security sales and fees..........               7,391     4,127      3,804       94.3          8.5
       Customer service fees............               6,574     6,272      6,001        9.5          4.5
       Trading income...................               4,773     4,559      3,466       37.7         31.5
       Other............................              24,538    22,576     16,594       47.9         36.0
                                                    --------  --------   --------    -------     --------
Total other income......................              43,276    37,534     29,865       44.9         25.7
                                                    --------  --------   --------    -------     --------
               Total noninterest income.            $236,905  $206,702   $160,059       48.0%        29.1%
                                                    ========  ========   ========    =======     ========
        Total noninterest income
           excluding gain on sale of
           bankcard loans...............            $208,750  $178,547   $160,059       30.4%        11.6%
                                                    ========  ========   ========    =======     ========

*  Amounts excluding Dauphin

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The Corporation's noninterest income for the first nine months of 1997 excluding Dauphin increased $46.6 million (29.1%) when compared to the first nine months of 1996. As noted above, the sale of the Bell Atlantic bankcard loan portfolio resulted in a gain of $28.2 million. Service charges on deposits increased $7.6 million (12.9%) due to increases in retail deposit and business checking service charges. Mortgage banking income decreased $3.9 million (17.1%) primarily due to $9.4 million in gains on the sale of servicing in 1996 which resulted from the Corporation's decision to exit the mortgage servicing business which was partially offset by a $5.7 million increase in gains on the sale of mortgages. Trust and investment advisory fees increased $5.0 million (24.1%) as a result of increases in investment management and advisory fees, custody fees and personal services fees. Zirkin-Cutler, acquired in July 1996, generated $2.4 million in investment advisory fees in the first nine months of 1997. Servicing income increased $1.3 million (6.6%) as a result of a $15.3 million positive impact of the 1996 bankcard securitization offset by unfavorable loss experience on securitized loans during 1997. Credit card income increased $693 thousand (8.4%) due a higher level of credit card fee income during 1997 which was partially offset by the bankcard securitization which shifted $3.7 million in credit card fee income to servicing income. Securities gains of $279 thousand were recorded in the first nine months of 1997 compared to securities gains of $175 thousand in the first nine months of 1996. Securities sales are discussed in detail under "Changes in Financial Position." Trading income increased $1.1 million (31.5%) due to increased securities trading income during 1997. Other income increased $6.0 million (36.0%) as result of a $5.5 million gain on the sale of the Corporation's investment in an ATM and point-of-sale network system recorded in the first quarter of 1997.


NONINTEREST EXPENSES

   The following tables present the components of noninterest expenses for the three months and nine months ended September 30, 1997 and 1996.

TABLE 10  NONINTEREST EXPENSES-3RD QUARTER

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------
                                                                                    PERCENT CHANGE
                                                                                 -----------------------
                                                    1997      1997*      1996    1997/1996   1997*/1996
                                                  --------  ---------  --------  ----------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Salaries and wages......................          $ 74,141  $ 51,717   $ 47,325       56.7%         9.3%
Intangible assets amortization
 expense................................            16,218     2,359      2,680      505.1        (12.0)

Other personnel costs...................            14,835    10,772      9,691       53.1         11.2
Equipment costs.........................            11,895     8,045      8,103       46.8         (0.7)
Occupancy costs.........................            10,550     7,835      8,511       24.0         (7.9)
Other operating expenses:
       External services................             9,856     6,083      6,884       43.2        (11.6)
       Postage and
           communications...............             6,342     4,131      4,255       49.0         (2.9)
       Advertising......................             5,541     4,073      4,095       35.3         (0.5)
       Professional service fees........             2,552     1,890      2,091       22.0         (9.6)
       Lending and collection...........             3,588     1,955      1,449      147.6         34.9
       Regulatory insurance and
           fees.........................               857       660      1,122      (23.6)       (41.2)
       Other............................            12,888     7,965      6,817       89.1         16.8
                                                  --------  --------   --------    -------     --------
Total other operating
    expenses............................            41,624    26,757     26,713       55.8          0.2
                                                  --------  --------   --------    -------     --------
         Total noninterest  expenses....          $169,263  $107,485   $103,023       64.3%         4.3%
                                                  ========  ========   ========    =======     ========

         Total noninterest expenses
              excluding intangible assets
              amortization expense......          $153,045  $105,126   $100,343       52.5%         4.8%
                                                  ========  ========   ========    =======     ========

*  Amounts excluding Dauphin

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The Corporation's noninterest expenses for the third quarter of 1997 excluding Dauphin increased $4.5 million (4.3%) when compared to the third quarter of 1996. Salaries and wages increased $4.4 million (9.3%) primarily due to increased employee incentives and commissions. Other personnel costs increased $1.1 million (11.2%) as a result of an increase in employee retirement costs resulting from a year-to-date change in actuarial assumptions in the third quarter of 1996 which was partially offset by executive retirement costs recorded in the third quarter of 1996. Occupancy costs decreased $676 thousand (7.9%). External services decreased $801 thousand (11.6%) as a result of lower servicing costs due to the Bell Atlantic bankcard portfolio sale. Lending and collection costs increased $506 thousand (34.9%) due to higher legal fees related to collections and outside repossession expense in 1997.


TABLE 11  NONINTEREST EXPENSES-NINE MONTHS ENDED SEPTEMBER 30

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------
                                                                                            PERCENT CHANGE
                                                                                            ---------------
                                                   1997      1997*      1996    1997/1996     1997*/1996
                                                 --------  ---------  --------  ----------  ---------------
                                                                   (DOLLARS IN THOUSANDS)
Salaries and wages......................         $168,005  $145,581   $134,458       24.9%             8.3%
Intangible assets amortization
 expense................................           20,722     6,863      6,018      244.3             14.0

Other personnel costs...................           37,553    33,490     34,664        8.3             (3.4)
Equipment costs.........................           28,949    25,099     24,474       18.3              2.6
Occupancy costs.........................           26,689    23,974     23,683       12.7              1.2
Other operating expenses:
       External services................           24,718    20,945     18,916       30.7             10.7
       Postage and
           communications...............           14,972    12,761     12,412       20.6              2.8
       Advertising......................           12,971    11,503     11,486       12.9              0.1
       Professional service fees........            7,471     6,809      6,545       14.1              4.0
       Lending and collection...........            6,718     5,085      5,017       33.9              1.4
       Regulatory insurance and
           fees.........................            2,007     1,810      2,871      (30.1)           (37.0)
       Other............................           19,622    14,699     20,959       (6.4)           (29.9)
                                                 --------  --------   --------    -------         --------
Total other operating
    expenses............................           88,479    73,612     78,206       13.1             (5.9)
                                                 --------  --------   --------    -------         --------
         Total noninterest
              expenses..................         $370,397  $308,619   $301,503       22.9%             2.4%
                                                 ========  ========   ========    =======         ========

         Total noninterest expenses
              excluding intangible assets
              amortization expense......         $349,675  $301,756   $295,485       18.3%             2.1%
                                                 ========  ========   ========    =======         ========

*  Amounts excluding Dauphin

   The Corporation's noninterest expenses for the first nine months of 1997 excluding Dauphin increased $7.1 million (2.4%) when compared to the first nine months of 1996. Salaries and wages increased $11.1 million (8.3%) primarily due to the 1st Washington and Zirkin-Cutler acquisitions in July 1996 and increased employee incentives and commissions. Other personnel costs decreased $1.2 million (3.4%) as a result of a decline in employee retirement costs due to executive retirement costs recorded in 1996. This decline was partially offset by an increase in payroll taxes. Intangible assets amortization expense increased $845 thousand (14.0%) due to amortization expense related to the 1st Washington and Zirkin-Cutler acquisitions in the third quarter of 1996. Equipment costs increased $625 thousand (2.6%) as a result of higher depreciation expense. External services increased $2.0 million (10.7%) due to higher servicing costs during 1997 associated with the bankcard loan portfolio and processing costs associated with a government automated tax payment program. Regulatory insurance and fees declined $1.1 million (37.0%) due to a $1.2 million Savings Association Insurance Fund special assessment on the Corporation's OAKAR deposits recorded in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


INVESTMENT PORTFOLIO

   Investment securities available-for-sale increased $1.8 billion from December 31, 1996 to September 30, 1997. The acquisition of Dauphin resulted in an additional $2.2 billion in investment securities available-for-sale which included a fair value adjustment of $12.8 million on the date of acquisition. Purchases in the first nine months of 1997 totaled $2.1 billion and included the following: $730.5 million in U.S. Treasury and U.S. Government Agencies securities; $728.9 million in mortgage-backed obligations ("MBS's"); $476.6 million in collateralized mortgage obligations ("CMO's") and asset-backed securities; $6.2 million in obligations of state and political subdivisions; and $164.2 million in other debt and equity securities. These purchases were partially offset by sales of investment securities. In the first quarter of 1997, the Corporation sold $177.0 million in investment securities which resulted in net gains of $453 thousand. In the second quarter of 1997, the Corporation sold $212.0 million in investment securities which resulted in net gains of $55 thousand. In the third quarter of 1997, the Corporation sold $1.5 billion in investment securities which resulted in net losses of $230 thousand. Paydowns, maturities and calls in the available-for-sale portfolio in the first nine months of 1997 totaled $619.2 million. The fair value of the available-for-sale portfolio at September 30, 1997 was $36.1 million above the amortized cost compared to a fair value at December 31, 1996 which was $14.0 million above the amortized cost. This change in the fair value resulted in a $14.6 million net adjustment to the unrealized gains (losses) on available-for-sale securities which is included as a component of stockholders' equity. Table 12 provides a summary of the gross unrealized gains and losses of the available-for-sale portfolio at September 30, 1997.


TABLE 12

   The amortized cost and fair values of available-for-sale securities at September 30, 1997 are as follows:

                                                               GROSS         GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
U.S. Treasury and U.S. Government
 Agencies...............................        $  760,750   $    4,513      $  (629)  $  764,634
Mortgage-backed obligations.............         1,874,590       17,400       (3,130)   1,888,860
Collateralized mortgage obligations.....
   Issued by Federal Agencies...........           778,892        5,607       (1,428)     783,071
   Privately issued.....................            12,629            -         (244)      12,385
Obligations of states and political
 subdivisions...........................           426,102        6,640          (33)     432,709
Asset-backed securities.................           291,398        4,405            -      295,803
Other debt securities...................            37,322            -            -       37,322
Equity securities.......................           102,294        3,242         (286)     105,250
                                                ----------   ----------   ----------   ----------
              Total.....................        $4,283,977   $   41,807   $   (5,750)  $4,320,034
                                                ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


LOAN PORTFOLIO

   Total loans, net of unearned income increased from $6.8 billion at December 31, 1996 to $9.9 billion at September 30, 1997. The $3.1 billion (45.3%) increase was primarily due to the acquisition of Dauphin on July 8, 1997 which included $3.3 billion in loan outstandings. Excluding the impact of Dauphin, total loans decreased $173 million (2.5%) since December 31, 1996.

   On August 8, 1997, the sale of the $360 million Bell Atlantic bankcard portfolio was completed. Excluding the impact of both the bankcard sale and the Dauphin acquisition, total loans increased $182.2 million (2.7%) since December 31, 1996.

   Commercial loans increased $1.1 billion (63.3%) from December 31, 1996 to September 30, 1997. Approximately $945 million of the growth was due to the Dauphin acquisition. Month-end balances can reflect some large fluctuations due to the transactional nature of large corporate customers that borrow for short periods of time under revolving facilities. Specialized lending sectors such as Communications and Healthcare offered favorable financing opportunities for the Corporation.

   Commercial real estate loans, which include both construction and commercial mortgages, increased $774.9 million (53.3%) from December 31, 1996 to September 30, 1997. The Dauphin acquisition resulted in approximately $879 million in commercial real estate loans. Excluding the impact of Dauphin, commercial real estate loans declined $103.8 million (7.1%) since December 31, 1996. The commercial real estate portfolio continues to be well-balanced by property type and geographically centered in the Corporation's regional marketplace as reflected in Tables 14 and 15.

   Residential mortgages increased $212.6 million (25.5%) from December 31, 1996 to September 30, 1997. Excluding the Dauphin impact of approximately $242 million, residential loans declined $29.0 million (3.5%) since December 31, 1996. The Corporation originates residential mortgages primarily for sale in the secondary market. New originations retained for the Corporation's permanent residential mortgage portfolio principally consist of low income housing and adjustable rate products.

   Retail loans increased $1.1 billion (81.8%) from December 31, 1996 to September 30, 1997, including approximately $904 million from the Dauphin acquisition. Excluding the impact of the acquisition, retail outstandings increased $225.5 million (16.3%). Retail loan growth resulted primarily from major marketing campaigns for home equity credit products and other consumer loan products.

   Bankcard loan outstandings decreased $454.0 million (76.1%) since December 31, 1996. Excluding the impact of the August 1997 bankcard sale of $355.2 million in bankcard loans and the $49.7 million in bankcard loans acquired from Dauphin, bankcard outstandings decreased $148.4 million (24.9%) since December 31, 1996 primarily due to increased competition and a reduction in the Corporation's solicitation efforts.

   Leases receivable increased $292.4 million (66.8%) since December 31, 1996. Commercial leases, which represent 60% of total lease outstandings, increased $45.3 million primarily with borrowers in the transportation industry. The $247.1 million increase in retail leases primarily resulted from an additional $234.0 million in retail leases from the Dauphin acquisition.

   Foreign loans increased $28.6 million (7.8%) from December 31, 1996 to September 30, 1997. The growth occurred primarily with customers in the shipping industry.

   The Corporation monitors exposure based on industry classifications and established limits that are reviewed by the Board of Directors. Significant exposures by industry classification in the loan portfolio are presented in Table 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


TABLE 13  LOAN PORTFOLIO DISTRIBUTION BY INDUSTRY CLASSIFICATION

                                                                      SEPTEMBER 30, 1997
                                             --------------------------------------------------------------
                                              OUTSTANDING       UNFUNDED        TOTAL        NONPERFORMING
                                                BALANCE        COMMITMENT      EXPOSURE          LOANS
                                             -------------   -------------   -------------   -------------
                                                                        (IN THOUSANDS)
  Transportation (1)....................     $     600,996   $      63,906   $     664,902   $           -

  Healthcare (2) (4)....................           550,686         129,580         680,266           1,312

  Communications (3)....................           368,615         139,857         508,472           1,309

-------------------------
 (1) Includes loans and leases for vessel, commercial aircraft and railroad equipment financing.
 (2) Includes exposure to hospitals, nursing care and noninstitutional borrowers, comprised of both commercial and real estate secured loans.
 (3) Includes exposure to cable, publishing/newspapers, wireless communications and broadcasting.
 (4) Dauphin healthcare sector unfunded commitments and nonperforming loans are not included at September 30, 1997.

TABLE 14  LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY PROPERTY TYPE

                                                             SEPTEMBER 30, 1997
                                              -----------------------------------------------
                                                COMMERCIAL                          OTHER
                                               REAL ESTATE     NONPERFORMING     REAL ESTATE
                                                  LOANS            LOANS            OWNED
                                              -------------    -------------    -------------
                                                              (IN THOUSANDS)
Office buildings........................      $     628,972    $         556    $           -
Industrial warehouse....................            413,323            6,057              891
Retail..................................            324,452            1,576            6,621
Hospitals/nursing homes.................            121,150                -                -
Special purpose.........................            119,566            1,235                -
Apartments..............................            115,291              205                -
Hotels/motels...........................            104,884                -                -
Residential land........................             76,656                -                -
Mixed use...............................             46,473              110                -
Commercial land.........................             20,397                -            4,073
Other land-farm/recreational............              6,164              483                -
Residential properties held for resale..              4,379                -              318
Miscellaneous...........................            246,463            1,747              717
                                              -------------    -------------    -------------
    Total...............................      $   2,228,170    $      11,969    $      12,620
                                              =============    =============    =============

TABLE 15  LOANS SECURED BY REAL ESTATE AND OTHER ASSETS OWNED BY GEOGRAPHIC
REGION

                                                              SEPTEMBER 30, 1997
                                               ---------------------------------------------
                                                 COMMERCIAL                        OTHER
                                                REAL ESTATE    NONPERFORMING    REAL ESTATE
                                                   LOANS          LOANS            OWNED
                                               -------------   -------------   -------------
                                                               (IN THOUSANDS)
Pennsylvania............................       $  1,041,960    $       3,321   $       2,167
Maryland................................            932,598            2,494           7,805
Virginia................................             96,137            4,547           2,148
Washington, D.C.........................             45,419              475               -
New Jersey..............................             37,368            1,132               -
Florida.................................             27,104                -             500
Delaware................................             21,433                -               -
All other...............................             26,151                -               -
                                               -------------   -------------   -------------
   Total................................       $   2,228,170   $      11,969   $      12,620
                                               =============   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


ASSET QUALITY

NONPERFORMING ASSETS

   Nonperforming assets totaled $89.7 million at September 30, 1997, an increase of $30.8 million (52.2%) when compared to $58.9 million in nonperforming assets at December 31, 1996. The acquisition of Dauphin resulted in an additional $15.9 million in nonperforming assets which included $7.7 million in nonaccrual loans, $4.7 million in restructured loans, $3.5 million in other real estate owned ("OREO") and other assets owned. In addition to Dauphin, there were $52.0 million in additions to nonperforming assets primarily due to the transfer of loans to nonaccrual status. These increases were partially offset by the following declines in nonperforming assets: paydowns of $19.3 million; loans reclassified to accrual status of $8.9 million; OREO sales and paydowns of $7.0 million; and charge-offs of $1.9 million. The nonaccrual loan paydowns were cash payments on a variety of commercial and real estate loans. Loans reclassified to accrual status were commercial and real estate loans which met the regulatory tests for return to accrual status. The most significant OREO sales totaled $4.4 million for three commercial real estate properties which resulted in gains of $242 thousand. The most significant charge-off was a $1.0 million commercial loan charge-off.

   The following table presents nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

TABLE 16                         NONPERFORMING ASSETS

                                                  SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                                      1997            1996            1996
                                                  -------------   -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans
Domestic:
       Commercial.............................    $      28,394   $      13,988   $      15,074
       Commercial real estate.................           10,837          20,347          21,260
       Residential mortgage...................           22,509           7,545           7,992
Foreign.......................................            5,450           3,800           3,800
                                                  -------------   -------------   -------------
              Total nonaccrual loans..........           67,190          45,680          48,126
                                                  -------------   -------------   -------------
Restructured loans............................            4,858             126             131
Other assets owned:
       Other real estate......................           16,604          12,765          12,120
       Valuation reserves.....................             (324)           (324)           (324)
       Other assets...........................            1,421             705             705
                                                  -------------   -------------   -------------
Total other assets owned......................           17,701          13,146          12,501
                                                  -------------   -------------   -------------
Total nonperforming assets....................          $89,749         $58,952         $60,758
                                                  -------------   -------------   -------------
Nonperforming assets as a % of total
 loans, net of unearned income plus other
 foreclosed assets owned......................             0.91%           0.87%           0.92%
                                                  -------------   -------------   -------------
Accruing loans contractually past due
 90 days or more as to principal or interest:
       Domestic...............................    $      27,002   $      23,812   $      16,734
                                                  =============   =============   =============

   Impaired loans at September 30, 1997, December 31, 1996 and September 30, 1996 totaled $40.9 million, $34.3 million and $36.3 million, respectively, which represented the Corporation's nonaccrual commercial loans, commercial real estate loans and a $1.6 million foreign loan at September 30, 1997. Impaired loans with a related valuation allowance at September 30, 1997, December 31, 1996 and September 30, 1996 totaled $24.5 million with an allowance of $10.6 million, $8.9 million with an allowance of $814 thousand and $12.4 million with an allowance of $3.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

ALLOWANCE FOR CREDIT LOSSES

   The following table details certain information relating to the allowance for credit losses of the Corporation for the nine months ended September 30, 1997 and September 30, 1996, respectively. See also Note 6 of the Notes to Consolidated Financial Statements of the Corporation.

TABLE 17  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------
                                              1997                    1996
                                            ----------             ----------
                                                  (DOLLARS IN THOUSANDS)
Allowance at beginning of year............  $  154,802             $  177,621
Provision for credit losses...............      26,634                  6,000
Losses charged-off:
  Commercial loans........................      (1,647)                (1,265)
  Commercial real estate..................        (303)                (1,123)
  Residential mortgage....................        (636)                  (106)
  Retail loans............................      (5,422)                (4,150)
  Bankcard loans..........................     (24,370)               (22,676)
  Leases receivable.......................        (454)                   (73)
                                            ----------             ----------
    Total losses charged-off..............     (32,832)               (29,393)
                                            ----------             ----------
Recoveries of losses previously
 charged-off:
  Commercial loans........................         578                  1,528
  Commercial real estate..................         319                    271
  Residential mortgage....................          74                      6
  Retail loans............................       2,127                  1,576
  Bankcard loans..........................       1,159                  2,196
  Leases receivable.......................         183                     82
                                            ----------             ----------
   Total recoveries.......................       4,440                  5,659
                                                                   ----------
Net losses charged-off....................     (28,392)               (23,734)
Allowance for loans of acquired banks
 (1)......................................      43,418                 10,642
Allowance for bankcard loans sold (2).....     (21,000)                     -
                                            ----------             ----------
Total allowance at September 30...........  $  175,462             $  170,529
                                            ==========             ==========

Average loans, net of average unearned
 income...................................  $7,837,053             $6,186,704
                                            ==========             ==========

Period end loans, net of unearned income..  $9,878,289             $6,615,161
                                            ==========             ==========

Net charge-offs to average loans, net
 of average unearned income...............        0.48%                  0.51%
Allowance as a percentage of period end
 loans, net of unearned income............        1.78                   2.58
Allowance as a percentage of
 nonperforming loans......................      243.53                 353.38

(1) $43.4 million represents the allowance for loans from the Dauphin acquisition and the $10.6 million represents the allowance for loans from the 1st Washington acquisition.

(2) $21 million represents the allowance attributable to the Bell Atlantic bankcard loan portfolio which was included as a component of the gain on the sale of bankcard loans.

   The Corporation's bankcard loan portfolio, like the portfolios of most other credit card issuers, has experienced higher charge-off rates as a result of higher-than-anticipated levels of personal bankruptcies and the general expansion of unsecured consumer credit. The Corporation's ratio of bankcard loan net charge-offs to average loans, net of average unearned income (annualized) for the third quarter of 1997 increased over the second quarter of 1997 and the third quarter of 1996 ratios. The Corporation continues to monitor trends in the bankcard loan portfolio and is managing credit line usage and underwriting standards in a more aggressive manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


DEPOSITS

   Total deposits increased $4.4 billion from December 31, 1996 to September 30, 1997. This increase included a $3.5 billion increase in core deposits and an $834.2 million increase in purchased deposits (large denomination time deposits and foreign time deposits). The Dauphin acquisition resulted in $4.2 billion in additional deposits on the date of acquisition which included approximately $3.6 billion in core deposits and $630 million in large denomination time deposits. Dauphin's core deposits consisted of $500 million in noninterest bearing demand deposits and $3.1 billion in interest bearing deposits. The $3.1 billion in interest bearing deposits included a $68 million fair value premium adjustment to Dauphin's certificates of deposit recorded by the Corporation on the date of acquisition which will be amortized into interest expense over a period ranging from 7 to 10 years.

   Total deposits increased $4.4 billion from September 30, 1996 to September 30, 1997. Core deposits increased $3.5 billion and purchased deposits increased $818.4 million. As noted above, the Dauphin acquisition resulted in $4.2 billion in additional deposits on the date of acquisition which included $3.6 billion in core deposits and $630 million in purchased deposits.


CAPITAL RESOURCES

   The following table details the Corporation's capital components and ratios at September 30, 1997, December 31, 1996 and September 30, 1996.

TABLE 18  CAPITAL COMPONENTS

                                               SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                   1997           1996            1996
                                               ------------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS)
Preferred stockholders' equity............     $   144,852     $  144,852     $   144,852
Common stockholder's equity...............       1,692,868      1,102,645       1,058,331
Guaranteed preferred beneficial
 interests in Company's
 junior subordinated debentures...........         295,758        147,113               -
Disallowed intangibles....................        (960,162)       (90,861)        (98,504)
Net unrealized (gains) losses on
 investment securities
 available-for-sale (1)...................         (22,972)        (8,332)          3,100
                                               -----------    -----------     -----------
  Tier 1 capital..........................       1,150,344      1,295,417       1,107,779
                                               -----------    -----------     -----------
Qualifying long-term debt.................         279,727         99,765          99,755
Intermediate preferred stock..............           6,278          7,700           9,000
Allowance for credit losses (2)...........         169,460        115,173         116,662
Mandatory convertible securities..........          59,984         59,977          59,975
                                               -----------    -----------     -----------
  Tier 2 capital..........................         515,449        282,615         285,392
                                               -----------    -----------     -----------
Total capital.............................     $ 1,665,793    $ 1,578,032     $ 1,393,171
                                               ===========    ===========     ===========

Risk-adjusted assets......................     $13,550,777    $ 9,174,168     $ 9,279,066

Average quarterly assets (regulatory
 guidelines)..............................     $17,190,865    $10,725,996     $10,438,200

Risk based capital ratios:
  Tier 1 capital to risk-adjusted assets..            8.49%         14.12%          11.94%
  Regulatory minimum......................            4.00           4.00            4.00
  Total capital to risk-adjusted assets...           12.29          17.20           15.01
  Regulatory minimum......................            8.00           8.00            8.00

Leverage ratio............................            7.09          12.18           10.71

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

_________
(1)  Not included as Tier 1 capital under current regulatory guidelines.
(2) The amount of the allowance for credit losses which is includable as Tier 2 capital is limited to 1.25% of the risk-adjusted assets less disallowed intangibles.

   Tier 1 capital decreased $145.1 million when September 30, 1997 is compared to December 31, 1996 and total capital increased $87.8 million during this same period. Tier 1 and total capital were negatively impacted by an additional $869.3 million in disallowed goodwill and other intangible assets resulting from the Dauphin acquisition. The following items had a positive impact on both tier 1 capital and total capital: the issuance of $505.2 million of common stock to the Corporation's parent, AIB, in July 1997; the issuance of an additional $148.3 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures in February 1997 to fund the Dauphin acquisition; and net income of $123.5 million which was partially offset by $44.0 million and $9.2 million in dividends declared on common stock and preferred stock, respectively. In addition, total capital was positively impacted by the issuance of $200 million in subordinated debt in July 1997 to fund the Dauphin acquisition which qualifies as Tier 2 capital.

   Tier 1 and total capital increased $42.6 million and $272.6 million, respectively when September 30, 1997 is compared to September 30, 1996. The following items had a positive impact on both tier 1 and total capital during this period: additional common stock of $505.2 million; $295.4 million in guaranteed preferred beneficial interests in Company's junior subordinated debentures issued in December 1996 and February 1997; and net income of $159.5 million which was partially offset by $56.2 million in dividends declared on common stock and preferred stock. Tier 1 and total capital were negatively impacted by an additional $869.3 million in disallowed goodwill and other intangible assets from the Dauphin acquisition. Tier 2 capital was positively impacted by the $200 million in subordinated debt. Additional information regarding the Corporation's capital is presented in the Consolidated Statements of Changes in Stockholders' Equity.

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

   The following table presents the notional amounts and the end-of-period fair values of the classes of trading instruments at September 30, 1997 as well as the average fair values for the three months and nine months ended September 30, 1997.

TABLE 19  TRADING INSTRUMENTS

                                                                          SEPTEMBER 30, 1997
                                                          -----------------------------------------------------
                                                                                     FAIR VALUES
                                                                       ----------------------------------------
                                                          NOTIONAL                       AVERAGE      AVERAGE
                                                          AMOUNTS      END-OF-PERIOD  THREE MONTHS  NINE MONTHS
                                                          -----------  -------------  ------------  -----------
                                                                              (IN THOUSANDS)
Interest rate contracts:
Interest rate swaps......................................  $1,483,354
 In a receivable position................................                 $  7,904        $  8,249   $  8,438
 In a payable position...................................                   (9,844)        (10,204)    (7,876)
Interest rate caps and floors............................   1,327,744
 Interest rate caps and floors held......................                    1,230           1,499      1,866
 Interest rate caps and floors written...................                   (1,243)         (1,497)    (1,867)
Swaptions................................................      60,000
 Swaptions held..........................................                      294             279        250
 Swaptions written.......................................                     (288)           (273)      (245)
Futures..................................................     411,000
 In a favorable position.................................                      460               -          -
 In an unfavorable position..............................                      (85)              -          -

Foreign exchange contracts:
Options..................................................   2,526,932
 Options held............................................                   30,301          38,807     42,864
 Options written.........................................                  (29,438)        (39,876)   (35,192)
Forwards.................................................     768,328
 In a favorable position.................................                   11,761          13,321     10,662
 In an unfavorable position..............................                  (13,705)        (13,452)   (10,209)

Securities:
 Commitments to purchase.................................      50,356            -               -          -
 Commitments to sell.....................................      65,103            -               -          -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NET TRADING INCOME

   The following table summarizes the Corporation's net trading income by category of instrument. Net trading income is included in the income statement as a component of other noninterest income.


TABLE 20  NET TRADING INCOME

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------
                                          1997              1996
                                     ---------------  ----------------
                                              (IN THOUSANDS)
Interest rate contracts:
    Interest rate swaps............        $ (3,675)          $(2,339)
    Futures........................             939             1,824
    Interest rate caps and floors..              25                12
    Swaptions......................               3                (1)
    Options........................             (11)               (5)
    Miscellaneous..................             249               301
                                           --------           -------
                                             (2,470)             (208)
                                           --------           -------
Foreign exchange contracts:
    Spot and forward contracts.....         (37,578)            2,045
    Futures........................               -                20
    Options........................          38,388            (1,501)
    Miscellaneous..................           1,824             1,603
                                           --------           -------
                                              2,634             2,167
                                           --------           -------
Other:
    Securities.....................           4,609             1,507
                                           --------           -------
         Total net trading income..        $  4,773           $ 3,466
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

   The Corporation also utilizes mandatory and optional commitments to deliver residential securitized mortgages and whole residential mortgage loans to reduce the interest rate risk inherent in residential mortgage loans held-for-sale and the commitments made to borrowers for residential mortgage loans which have not been funded. At September 30, 1997, these commitments totaled $532.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

   The following table presents the expected maturities and the fair values of the risk management instruments entered into by the Corporation at September 30, 1997 as well as the weighted average maturity and weighted average receive and pay rates of the instruments at September 30, 1997.

TABLE 21  RISK MANAGEMENT INSTRUMENTS

                                                                         SEPTEMBER 30, 1997
                             -------------------------------------------------------------------------------------------------------
                                                          EXPECTED MATURITY                                                WEIGHTED
                             -------------------------------------------------------------------------------   ESTIMATED    AVERAGE
                                                                                         AFTER                    FAIR     MATURITY
                               1997       1998        1999        2000        2001        2001       TOTAL      VALUE(1)   IN YEARS
                             --------   --------    --------    --------    --------    --------    --------   ---------   --------
                                                                (DOLLARS IN THOUSANDS)
Designated to Assets
--------------------

Interest rate swaps sold
------------------------
Convert floating rate to
 fixed rate................                                                                                      $2,828        2.97
Notional amount............  $     -    $ 50,000    $150,000    $100,000    $517,500    $      -    $817,500
Weighted average receive
 rate......................        -%       5.80%       6.11%       5.76%       6.38%          -%       6.22%
Weighted average pay rate..                                                                             5.69%

Interest rate swaps purchased
-----------------------------
Convert fixed rate to
 floating rate.............                                                                                       ($574)       2.73
Notional amount............  $     -    $      -    $ 15,000    $  5,751    $ 25,450    $      -    $ 46,201
Weighted average pay rate..        -%          -%       5.16%       6.03%       7.01%          -%       6.29%
Weighted average receive
 rate......................                                                                             5.74%

Designated to Liabilities
-------------------------

Interest rate swaps sold
------------------------
Convert fixed rate to
 floating rate.............                                                                                      $5,768        4.87
Notional amount............  $32,000    $190,000   $       -    $ 25,000   $       -    $200,000    $447,000
Weighted average receive
 rate......................     7.48%       6.32%          -%       6.36%          -%       6.68%       6.56%
Weighted average pay rate..                                                                             5.72%

Interest rate caps purchased
----------------------------
Cap floating rate at
 strike level..............                                                                                      $    -        1.70
Notional amount............  $     -    $      -    $123,700   $       -     $     -    $      -    $123,700
Strike level (2)...........        -%          -%      13.50%          -%          -%          -%      13.50%

Call options purchased                                                                                           $  868        0.89
----------------------
Notional amount............   $1,415     $   275    $  1,610   $       -     $     -    $      -    $  3,300

Basis swaps
-----------
Convert floating rate to
 different index...........                                                                                       ($284)       0.89
Notional amount............  $     -     $50,000    $ 30,000   $       -     $     -     $     -    $ 80,000
Weighted average receive
 rate......................                                                                             5.48%
Weighted average pay rate..                                                                             5.61%

______________
(1) Estimated fair values include carrying amounts which represent accrued interest receivable (payable) and the following deferred fees: deferred losses on the early termination of interest rate swaps sold, $1.7 million; and deferred premiums on call options purchased, $66 thousand.
(2)  Pays interest if interest rates exceed 13.50%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


   The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the nine months ended September 30, 1997.


TABLE 22  ACTIVITY OF RISK MANAGEMENT INSTRUMENTS

                                  DESIGNATED TO   DESIGNATED TO   BASIS
                                      ASSETS       LIABILITIES    SWAPS      TOTAL
                                 --------------  --------------  -------  -----------
                                                    (IN THOUSANDS)
Balance at beginning of year...       $763,923       $ 514,536   $80,000  $1,358,459
Additions......................        100,000         290,000         -     390,000
Maturities/amortizations.......           (222)       (230,536)        -    (230,758)
                                      --------       ---------   -------  ----------
Balance at September 30, 1997..       $863,701       $ 574,000   $80,000  $1,517,701
                                      ========       =========   =======  ==========

   Deferred losses on the early termination of interest rate swaps with notional balances of $200.0 million designated to the Corporation's prime based commercial loans were $1.7 million at September 30, 1997. In the remainder of 1997 and 1998, $858 thousand and $858 thousand, respectively, will be amortized into income.

   The deferred gain on the early termination of an interest rate swap with a notional balance of $100.0 million designated to the Corporation's federal funds purchased was $82 thousand at September 30, 1997. In the remainder of 1997 and 1998, $25 thousand and $57 thousand, respectively, will be amortized into income.

   For the nine months ended September 30,1997, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $2.4 million and gross interest expense decreased $3.2 million, which resulted in a $753 thousand increase in net interest income.

   PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The following exhibit is furnished to this Form 10-Q:

         (27)  Financial Data Schedule

    (b)  Reports on Form 8-K

         A current report on Form 8-K was filed on July 17, 1997 and amended on August 12, 1997 to discuss the acquisition of Dauphin Deposit Corporation consummated on July 8, 1997 and to file financial statements and applicable pro forma financial information pertaining to the acquisition.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Maryland Bancorp

November 13, 1997                   By /s/ Jerome W. Evans
                                      -----------------------------------
                                    Jerome W. Evans
                                    Executive Vice President and
                                    Chief Financial Officer


November 13, 1997                   By /s/ Robert L. Carpenter, Jr.
                                      -----------------------------------
                                    Robert L. Carpenter, Jr.
                                    Senior Vice President and
                                    Controller