Form 10-K405
period 1997-12-31
FIRST MARYLAND BANCORP
filed 1998-03-25
CIK 36510

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
[X]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997
                                      OR
[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-7273

                               ----------------

                                     LOGO
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

        Title of each class                Name of each exchange on which
  7.875% Noncumulative Preferred                     registered
              Stock,                        New York Stock Exchange, Inc.
             Series A

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value as of March 10, 1998, of voting stock held by non-affiliates (comprised of 6,000,000 shares of the registrant's 7.875% Noncumulative Preferred Stock, Series A) was $156,750,000.

  ALL 597,763,495 OUTSTANDING SHARES OF COMMON STOCK, $ 1/7 PAR VALUE, OF THE
     REGISTRANT ARE OWNED BY ALLIED IRISH BANKS, P.L.C., AN IRISH BANKING
                                 CORPORATION.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive Information Statement (to be dated approximately April 3, 1998) are incorporated herein by reference in response to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

 Item  1-- Business.....................................................     1
 Item  2-- Properties...................................................     6
 Item  3-- Legal Proceedings............................................     7
 Item  4-- Submission of Matters to a Vote of Security Holders..........     7

                                    PART II

 Item  5-- Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................     9
 Item  6-- Selected Consolidated Financial Data.........................     9
 Item  7-- Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    10
 Item  8-- Financial Statements and Supplementary Data:
           First Maryland Bancorp and Subsidiaries:
           Consolidated Statements of Income............................    32
           Consolidated Statements of Condition.........................    33
           Consolidated Statements of Changes in Stockholders' Equity...    34
           Consolidated Statements of Cash Flows........................    35
           Notes to Consolidated Financial Statements...................    36
           Report of Management.........................................    70
           Report of Independent Accountants............................    71
 Item  9-- Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    72

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

                                    PART IV

 Item 14-- Exhibits, Financial Statement Schedules, and Reports on Form
            8-K:
           Financial Statement Schedules................................    72
           Exhibits.....................................................    72
           Reports on Form 8-K..........................................    73
 Signatures..............................................................   74

--------
(1) Incorporated by reference to portions of the Registrant's definitive Information Statement (to be dated approximately April 3, 1998) .

                                    PART I

ITEM 1. BUSINESS

  First Maryland Bancorp (the "Corporation") is a Maryland corporation incorporated in 1973 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1997, the Corporation had consolidated total assets of $17.8 billion, total deposits of $12.5 billion, and total stockholders' equity of $1.9 billion. Its principal subsidiaries are The First National Bank of Maryland ("First National"), Dauphin Deposit Bank and Trust Company ("Dauphin") and The York Bank and Trust Company ("York Bank"). These banks provide comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The assets of these banks at December 31, 1997 accounted for approximately 99% of the Corporation's consolidated total assets.

  First National, the Corporation's largest subsidiary, is a national banking association chartered under the laws of the United States. It commenced operations in Baltimore, Maryland on July 10, 1865 and is the successor to a Maryland banking institution founded in 1806. At December 31, 1997, First National had assets of $10.0 billion, net loans of $5.8 billion, and deposits of $7.1 billion. Its assets at such date comprised approximately 56% of the consolidated assets of the Corporation. Including its main office, First National operates 286 banking facilities in Maryland, the District of Columbia and Virginia, including 151 full service offices. It conducts international activities at its Baltimore headquarters, a Cayman Islands branch and a representative office in London, and maintains correspondent accounts with approximately 50 foreign banks. It offers investment, foreign exchange and securities brokerage services, operates a brokerage subsidiary and acts as investment adviser to the ARK Funds, a family of proprietary mutual funds.

  Dauphin is a Pennsylvania-chartered commercial bank which became a subsidiary of the Corporation as a result of the Corporation's acquisition of Dauphin Deposit Corporation ("DDC") in July 1997. At December 31, 1997, Dauphin had assets of $6.7 billion, net loans of $3.2 billion and deposits of $4.5 billion. Including its headquarters in Harrisburg, Dauphin operates 108 banking facilities including 98 full service offices.

  York Bank was acquired by the Corporation on December 31, 1991. It is a Pennsylvania-chartered commercial bank organized in 1960 as the product of a consolidation of two banks chartered in 1810 and 1890. At December 31, 1997, York Bank had assets of $1.1 billion, net loans of $708 million, and deposits of $854 million. York Bank operates 38 banking facilities including 36 full service offices.

  First Omni Bank, N.A. ("First Omni" and, together with First National, Dauphin and York Bank, the "Banks") is a national banking subsidiary of the Corporation headquartered in Millsboro, Delaware through which the Corporation provided retail credit card services. At December 31, 1997, First Omni serviced credit card loans of $585 million (including $500 million of securitized credit card loans). In August 1997, First Omni sold its Bell Atlantic co-branded credit card portfolio to Chase Manhattan Bank Delaware. On February 25, 1998, First Omni sold substantially all of its remaining assets, consisting primarily of its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA"). BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

  The Corporation operates various other subsidiaries, including First Maryland Leasecorp, a commercial finance company specializing in equipment financing; First Maryland Mortgage Corporation, a commercial real estate lender, and Hopper Soliday & Co., Inc., a full service investment banking and securities broker-dealer that became a subsidiary as a result of the Dauphin Deposit Corporation acquisition. On February 13, 1998, the Corporation sold the residential first mortgage loan origination business of First National Mortgage Corporation and Eastern Mortgage Services, Inc. (a subsidiary of Dauphin), its mortgage banking subsidiaries, to National City Mortgage Co. The Corporation will continue to offer residential mortgage and home equity loan products through its branch network and will continue to meet the credit needs of low and moderate income communities in its market.

  The Corporation is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB"), an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. AIB is a registered bank holding company under the Bank Holding Company Act and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1997. Based upon United States generally accepted accounting principles at December 31, 1997, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $54 billion. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States, the United Kingdom and in Poland through its 60% subsidiary Wielkopolski Bank Kredytowy S.A.

ACQUISITION OF DAUPHIN DEPOSIT CORPORATION

  On July 8, 1997, the Corporation acquired DDC, which increased total assets and deposits by approximately $7.0 billion and $4.2 billion, respectively and gave the Corporation a substantial position in a nine-county region in south-central Pennsylvania. Rather than simply consolidate the operations of DDC into the Corporation, management decided to engage in a two step process: (1) to identify the best products, services, practices and technologies necessary to create a single, full-service financial institution able to assume and maintain a dominant position in the Corporation's markets (the "target environment"); and (2) to implement the target environment. During 1997, the Corporation began integrating the operations of its banking subsidiaries and installing new technologies and business processes which are expected to be substantially complete by the end of 1998. For additional information on DDC see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions that offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws enacted in 1994 or that may be in effect or enacted in the future. Federal law now provides, among other things, that: (1) bank holding companies may (subject to certain conditions) acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; (2) effective June 1, 1997 banks were permitted to merge across state lines provided neither state has opted-out of interstate branching; and (3) a bank in one state may establish a denovo branch in another state provided that the other state's laws permit the establishment of the branch. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

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

 The Banks

  First National and First Omni, as national banking associations, are subject to supervision, regulation and examination by the Comptroller of the Currency of the United States (the "Comptroller"). Dauphin and York Bank, as Pennsylvania state chartered banks, are supervised, regulated and examined by the Pennsylvania Department of Banking and by the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC"), respectively. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions.

  First National and Dauphin are members of the Federal Reserve System, and the deposits of all of the Banks are insured by the FDIC. Some of the aspects of the lending and deposit business of the Banks which are subject to regulation by the Federal Reserve Board or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Banks are subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

 Dividends

  The Corporation is a legal entity separate and distinct from the Banks and its other subsidiaries, although the principal source of the Corporation's cash revenues is dividends from the Banks. Various Federal and (in the case of Dauphin and York Bank) state laws and regulations limit the amount of dividends the Banks can pay to the Corporation without regulatory approval.

  The approval of the Comptroller for the national banks and the Federal Reserve Board for state member banks is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits, as defined by the Comptroller or Federal Reserve Board, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, national bank subsidiaries may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Pursuant to Pennsylvania law, York Bank may pay dividends only out of accumulated net earnings and may not pay a dividend if any transfer of net earnings to surplus is required. In addition, the "prompt corrective action" provisions of FDICIA (see discussion entitled "FDICIA" below) prohibit the payment of dividends by a bank if the payment would cause the bank to become "undercapitalized." At January 1, 1998, (and after giving effect to a $43 million special dividend from First Omni paid in February 1998), $22.7 million was available within the bank subsidiaries to pay dividends without prior regulatory approval.

  The Federal Reserve Board and the Comptroller also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the Comptroller's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the Comptroller to be such an unsafe or unsound practice. The Comptroller has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1998 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

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

 Capital Requirements

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1997, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings, guaranteed preferred beneficial interest in junior subordinated debentures, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualify as Tier 2 capital are limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. First National and First Omni, Dauphin and York Bank are subject to similar risk-based and leverage capital requirements adopted by the Comptroller, the Federal Reserve Board (for state member banks) and the FDIC, respectively. On December 31, 1997, the Corporation had a Tier 1 capital to risk adjusted assets ratio of 8.30%, a total (Tier 1 plus Tier 2) capital ratio of 11.90%, and a leverage ratio of 7.26%.

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

 FDICIA

  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. The following is a summary of certain provisions of FDICIA.

  Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations for measuring the capital adequacy of the financial institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution is placed in one of the following capital categories: (i) well capitalized (a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (ii) adequately capitalized (a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%); (iii) undercapitalized (a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio under 4%, or a leverage ratio under 4%); (iv) significantly undercapitalized (a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio under 3%, or a leverage ratio under 3%); and (v) critically undercapitalized (a ratio of tangible equity to total assets of 2% or less). As of December 31, 1997, each of the Banks met the requirements of a "well-capitalized" institution.

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

From January 1, 1995 through May 31, 1995, the deposit insurance premiums ranged from 23 basis points to 31 basis points per $100 of domestic deposits. Effective June 1, 1995, the FDIC lowered the premiums to a range of 4 basis points to 31 basis points. Effective January 1, 1996, the Banks' BIF insurance premium was zero but was subject to a statutory minimum assessment of $2,000 per year. Effective January 1, 1997, and continuing through the semi-annual assessment period beginning on January 1, 1998, the Banks' BIF insurance premium is zero and there is no statutory minimum assessment. The FDIC has the right, upon 45 days' prior notice to the Banks, to increase the assessment rate by a maximum of 5 basis points in order to maintain the BIF at the statutorily mandated level. In 1996, First National paid a one-time assessment of 65.7 basis points to the Savings Association Insurance Fund (SAIF) in respect of certain thrift deposits it acquired from 1991 through 1996. The assessment was required to recapitalize the SAIF to mandated levels. Commencing January 1, 1997, the Banks became subject to an annual assessment equal to approximately 1.3 basis points of their BIF assessable deposits and an annual assessment of approximately 6.4 basis points of assessable thrift deposits. The assessments will be used to fund obligations issued by the Financing Corporation (FICO) to recapitalize the Federal Savings & Loan Insurance Corporation.

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

EMPLOYEES

  As of December 31, 1997, the Corporation employed approximately 7,125 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 79.5% of the 343 thousand square feet of office space available in the building as of December 31, 1997. The Corporation's lease for this space expires in 2006, with a renewal option to the year 2011. During 1997, the annual rental for the space, less amounts received on subleases to others, was $4.0 million.

  The Corporation is the sole tenant at First Center (formerly the Paca Pratt Building) located at 110 South Paca Street, Baltimore, Maryland. The building contains 267 thousand square feet of office space and houses certain lending, staff, and operations functions of the Corporation. The current lease term expires on December

31, 2011. During 1997, the annual base rental for the space was $2.6 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  First Bank Center located at Mitchell Street, Millsboro, Delaware is owned by the Corporation. The building, acquired in 1981, contains approximately 300 thousand square feet of space, sits on approximately 60 acres of land, and was the former headquarters for the Corporation's retail credit card operation. The facility continues to house certain retail operations functions of the Corporation.

  One South Market Square Office Tower located at 213 Market Street, Harrisburg, Pennsylvania is also owned by the Corporation. The building contains approximately 185 thousand square feet of office space and houses, among other things, certain executive offices and commercial operations functions of Dauphin.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings and locations.

ITEM 3. LEGAL PROCEEDINGS

  The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. For additional information see Note 22 of the Notes to Consolidated Financial Statements. In the opinion of management, based on its review with counsel of the development of these matters to date, disposition of all pending litigation will not materially affect the consolidated financial position or results of operations of the Corporation and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table presents information concerning the executive officers of the Corporation. Each was elected at the 1997 Annual Meeting of Stockholders to serve for a one year term, with the exception of Messrs. Fryer and Shannon, who were appointed by the Board of Directors to serve until the 1998 Annual Meeting of Stockholders or until a successor is elected and qualified. Unless otherwise noted, each executive officer has been employed by the Corporation or one of its subsidiaries for the past five years.

                                                                         YEAR
                                                                         FIRST
         NAME                              POSITIONS HELD           AGE ELECTED
         ----                              --------------           --- -------
Jeremiah E. Casey............... Chairman of the Board of the        58  1985
                                  Corporation and each of its
                                  subsidiaries
Frank P. Bramble (1)............ President and Chief Executive       49  1994
                                  Officer of the Corporation and
                                  First National
Harry E. Berry.................. Executive Vice President and        52  1994
                                  Chief Credit Officer of the
                                  Corporation and First National
Robert L. Carpenter, Jr. (1).... Senior Vice President and           44  1995
                                  Controller of the Corporation
                                  and First National
David M. Cronin................. Executive Vice President and        48  1989
                                  Treasurer of the Corporation;
                                  Executive Vice President of
                                  First National
Jerome W. Evans (1)............. Executive Vice President and        51  1994
                                  Chief Financial Officer of the
                                  Corporation and First National
Walter R. Fatzinger, Jr. (1).... Executive Vice President of the     55  1994
                                  Corporation and First National
Robert L. Fryer (1)............. Executive Vice President of the     49  1997
                                  Corporation
Susan M. Keating (1)............ Executive Vice President of the     47  1996
                                  Corporation and First National;
                                  President and CEO of Dauphin
Brian L. King................... Executive Vice President and        52  1996
                                  Chief Administrative Officer of
                                  the Corporation and First
                                  National
Jeffrey D. Maddox (1)........... Executive Vice President of the     43  1994
                                  Corporation and First National
Paul B. Shannon (1)............. Executive Vice President of the     50  1997
                                  Corporation and Dauphin
Richard H. White................ Executive Vice President of the     51  1994
                                  Corporation and First National;
                                  President and CEO of First Omni

--------
(1) Prior to joining the Corporation in April 1994, Mr. Bramble was Chairman of NationsBank Maryland and President and CEO of MNC Financial, Inc. Prior to joining the Corporation in August 1993, Mr. Carpenter was a Senior Vice President of MNC Financial, Inc. Prior to joining the Corporation in August 1994, Mr. Evans was an Executive Vice President of NationsBank Maryland and of MNC Financial, Inc. Prior to joining the Corporation in August 1994, Mr. Fatzinger was an Executive Vice President of NationsBank Maryland and of MNC Financial, Inc. Prior to joining the Corporation in July 1997, Mr. Fryer was President and Chief Operating Officer of Dauphin Deposit Corporation. Prior to joining the Corporation is January 1996, Ms. Keating was President and Senior Bank Executive-- Maryland of NationsBank, N.A. in Baltimore, MD and an Executive Vice President of MNC Financial, Inc. Prior to joining the Corporation in August 1994, Mr. Maddox was an Executive Vice President of NationsBank Maryland and an Executive Vice President of MNC Financial, Inc. Prior to joining the Corporation in July 1997, Mr. Shannon was Vice Chairman and Chief Credit Policy Officer of Dauphin Deposit Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Corporation became a wholly owned subsidiary of AIB on March 21, 1989 and, as a result, the Corporation's common stock is no longer listed or traded on any securities exchanges.

  The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is First National. As of March 10, 1998, there were 664 registered holders of the Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data is derived from the audited financial statements of the Corporation. It should be read in conjunction with the detailed information and financial statements of the Corporation included elsewhere herein.

                                          YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------
                             1997         1996         1995        1994        1993
                          -----------  -----------  ----------  ----------  ----------
                                           (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF
 OPERATIONS:
 Interest and dividend
  income................  $   941,498  $   719,029  $  707,541  $  619,746  $  617,237
 Interest expense.......      445,754      315,373     314,548     241,099     234,038
                          -----------  -----------  ----------  ----------  ----------
 Net interest income....      495,744      403,656     392,993     378,647     383,199
 Provision for credit
  losses................       32,017        6,500      16,000      22,996      45,291
                          -----------  -----------  ----------  ----------  ----------
 Net interest income af-
  ter provision for
  credit losses.........      463,727      397,156     376,993     355,651     337,908
 Noninterest income.....      326,118      216,892     195,910     210,978     233,445
 Noninterest expenses...      554,356      406,861     388,724     396,201     394,653
                          -----------  -----------  ----------  ----------  ----------
 Income before income
  taxes.................      235,489      207,187     184,179     170,428     176,700
 Income tax expense.....       84,301       74,850      63,992      59,288      62,832
                          -----------  -----------  ----------  ----------  ----------
 Net income.............  $   151,188  $   132,337  $  120,187  $  111,140  $  113,868
                          ===========  ===========  ==========  ==========  ==========
 Dividends declared on
  preferred stock.......  $    11,820  $    11,820  $   11,820  $   11,820  $    1,575
 Dividends declared on
  redeemable preferred
  stock.................          405          203         --          --          --
CONSOLIDATED AVERAGE
 BALANCES:
 Total assets...........  $14,132,300  $10,477,100  $9,789,500  $9,411,400  $9,395,700
 Loans, net of unearned
  income................    8,358,500    6,312,300   5,804,700   5,291,200   5,099,300
 Deposits...............    9,569,600    7,073,500   6,744,100   6,635,300   6,651,800
 Long term debt.........      313,100      481,000     269,500     198,000     189,500
 Common stockholder's
  equity................    1,438,300    1,062,300     965,000     856,600     756,700
 Stockholders' equity...    1,583,200    1,207,200   1,109,800   1,001,500     763,900
CONSOLIDATED RATIOS:
 Return on average as-
  sets..................         1.07%        1.26%       1.23%       1.18%       1.21%
 Return on average com-
  mon stockholder's eq-
  uity..................         9.66        11.33       11.23       11.59       14.84
 Return on average total
  stockholders' equity..         9.55        10.96       10.83       11.10       14.91
 Average total stock-
  holders' equity to av-
  erage total assets....        11.20        11.52       11.34       10.64        8.13
Capital to risk adjusted
 assets:
  Tier 1................         8.30        14.12       13.77       14.05       12.88
  Total.................        11.90        17.20       17.05       17.68       16.62
 Tier 1 leverage ratio..         7.26        12.18       10.91       11.05        9.60
 Net interest margin....         4.07         4.30        4.47        4.51        4.64
 Net charge-offs to av-
  erage loans, net of
  unearned income.......         0.48         0.61        0.51        0.56        0.83
 Allowance for credit
  losses to loans, net
  of unearned income....         1.67         2.28        2.89        3.50        3.85
 Nonperforming assets to
  loans, net of unearned
  income plus other
  foreclosed assets
  owned.................         0.80         0.87        0.73        1.35        2.59
TAX-EFFECTED NET INCOME
 AND RATIOS EXCLUDING
 GOODWILL AND CORE DE-
 POSIT INTANGIBLE AMOR-
 TIZATION AND BALANCES:
 (1)
 Net income.............  $   179,204  $   136,322  $  122,812  $  113,722  $  116,435
 Return on average as-
  sets..................         1.32%        1.31%       1.26%       1.21%       1.24%
 Return on average com-
  mon stockholder's eq-
  uity..................        18.69%       12.34%      11.87%      12.36%      15.91%
 Return on average total
  stockholders' equity..        17.26%       11.83%      11.37%      11.73%      15.96%

--------
(1) Amortization and balances of core deposit intangibles are net of applicable income taxes. Goodwill amortization and balances are not tax effected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

FORWARD-LOOKING STATEMENTS

  Certain information included in the following section of this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although the Corporation believes that the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

OVERVIEW

  The Corporation's net income for the year ended December 31, 1997 was $151.2 million, compared to $132.3 million for the year ended December 31, 1996, an increase of $18.9 million (14.2%). Net income in 1997 included a $17.4 million after-tax gain ($28.2 million pre-tax) on the sale of credit card loans and merger related expenses of $12.5 million after-tax ($20.0 million pre-tax). Return on average assets and return on average common stockholder's equity were 1.07% and 9.66%, respectively, for the year ended December 31, 1997 compared to 1.26% and 11.33%, respectively, for the year ended December 31, 1996. The Corporation's net income for the year ended December 31, 1996 was $132.3 million, compared to $120.2 million for the year ended December 31, 1995, an increase of $12.1 million (10.1%). This increase was the result of higher net interest income and noninterest income and a reduction in the provision for credit losses partially offset by an increase in noninterest expenses.

  On July 8, 1997, the Corporation and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC"), which was merged into the Corporation. The acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, comprised primarily of goodwill of $825.1 million, which are amortized against earnings. DDC's results of operations have been included with the Corporation's results of operations since July 1, 1997. Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $179.2 million for the year ended December 31, 1997 compared to $136.3 million for the year ended December 31, 1996. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.32% and 18.69%, respectively, for the year ended December 31, 1997 compared to 1.31% and 12.34%, respectively, for the year ended December 31, 1996.

  The DDC acquisition provided the opportunity for the Corporation to create a new company, instead of simply combining two existing organizations. In connection with the target environment identification and integration process, the Corporation recorded pre-tax merger-related expenses of $20.0 million in the fourth quarter of 1997 in addition to acquisition costs which are recorded as a component of the goodwill related to the acquisition. Also, in connection with identifying the target environment (discussed more fully in Part I, above), the Corporation decided to exit two business lines, consumer credit cards and mortgage banking. In each case, management determined that the investment of resources necessary to operate these businesses at acceptable levels of return could be applied more effectively elsewhere in the Corporation. The Corporation will continue to offer residential mortgage products through retail bank branches and consumer credit card products through an agency relationship. The sales of these business lines will not have an adverse effect on the Corporation's financial condition or results of operations.

  On August 8, 1997, the Corporation sold its $355 million Bell Atlantic cobranded credit card loan portfolio to Chase Manhattan Corporation. The sale resulted in an after-tax gain of $17.4 million ($28.2 million pre-tax).

NET INTEREST INCOME

  Net interest income, the primary source of the Corporation's earnings, is defined as the difference between the interest and yield-related fee income generated by earning assets and the expense associated with funding those assets. As such, net interest income represents pre-tax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35% for 1997, 1996 and 1995. The following table reconciles net interest income as shown in the financial statements to tax equivalent net interest income:

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
                                                    (DOLLARS IN MILLIONS)
Net interest income--per financial statements... $   495.7  $  403.7  $  393.0
Tax equivalent adjustment.......................      10.5       5.1       7.8
                                                 ---------  --------  --------
Net interest income--tax equivalent basis....... $   506.2  $  408.8  $  400.8
                                                 =========  ========  ========
Average earning assets.......................... $12,447.8  $9,497.4  $8,963.9
Net interest margin.............................      4.07%     4.30%     4.47%

  Net interest income on a fully tax equivalent basis for the year ended December 31, 1997 of $506.2 million increased $97.4 million (23.8%) when compared to net interest income of $408.8 million for the year ended December 31, 1996. Net interest income in 1997 benefited from $104.2 million in net interest income from DDC. This was offset by funding costs of $28.3 million related to the DDC acquisition. Excluding DDC and related funding, net interest income increased $21.5 million (5.3%) when compared to 1996. The following items had a significant positive impact on net interest income excluding DDC in 1997: a $201.0 million increase in interest free funding sources available to fund earning assets ("net free funds"), $10.7 million; a $565.1 million increase in average non-credit card loans, $9.7 million; and an increase in the interest rate spread between earning assets and funding sources primarily due to changes in the volume and mix of interest earning assets and interest bearing liabilities, $15.1 million. The following items had a negative impact on non-DDC net interest income in 1997: the full year impact of the securitization and sale of $335 million in credit card loans in April 1996, $10.2 million (the revenue associated with these loans was reported in noninterest income as servicing income subsequent to the sale and as net interest income for the first four months of 1996) and a net decrease in average credit card loans in 1997 primarily due to the sale of $355 million in credit card loans in the third quarter of 1997, $3.7 million. Net interest income on a fully tax equivalent basis for the year ended December 31, 1996 of $408.8 million increased $8.0 million (2.0%) when compared to net interest income of $400.8 million for the year ended December 31, 1995. This increase was primarily the result of an increase in net free funds and the acquisition of 1st Washington Bancorp offset by the impact of a net decrease in credit card loans due to the securitization and sale of $335 million in credit card loans in April 1996.

  The net interest margin for the year ended December 31, 1997 was 4.07%, compared to 4.30% for the year ended December 31, 1996. The decline in net interest margin is primarily due to the acquisition of DDC, with funding costs and the addition of DDC's earning assets and interest bearing liabilities resulting in a 40 basis point decrease in the Corporation's net interest margin in 1997. Excluding the impact of DDC, the Corporation's net interest margin increased 17 basis points. The following significant items had a positive impact on the net interest margin: the increase in net free funds, 11 basis points, and changes in the volume and mix of interest earning assets and interest bearing liabilities, 28 basis points. The following items resulted in a decrease in net interest margin, excluding DDC: the securitization and sale of $335 million in credit card loans in April 1996, 6 basis points; the increase in non-credit card loans, 15 basis points; and other net decreases in credit card loans, 1 basis point. The net interest margin for the year ended December 31, 1996 was 4.30%, compared to 4.47% for the year ended December 31, 1995. The decline in net interest margin was primarily due to the securitization and sale of credit card loans in 1996 and the effects of a reduction in market interest rates and competitive factors on the Corporation's loans and deposit yields offset by the positive impact of an increase in net free funds.

  Fully tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table on the following page indicates, net interest income on a tax equivalent basis increased $97.4 million (23.8%) when the year ended December 31, 1997 is compared to the year ended December 31, 1996. The $106.0 million positive volume variance primarily resulted from the addition of the earning assets of DDC. The $8.6 million negative rate variance is primarily the result of a decline in loan yields due to a decrease in credit card loans and an increase in the rates paid on deposits resulting from a higher volume of purchased deposits. In addition, the rate paid on long-term debt increased in 1997 due to a decline in medium term bank notes which are at lower interest rates than subordinated debt.

  Net interest income on a tax equivalent basis increased $8.0 million (2.0%) when the year ended December 31, 1996 is compared to the year ended December 31, 1995. The $27.4 million positive volume variance primarily resulted from a higher volume of earning assets due to a significant increase in average loans during 1996. This increase was partially offset by higher funding volumes due to an increase in the issuance of bank notes during 1996. The $19.5 million negative rate variance resulted from lower yields on earning assets due to the effects of a reduction in market interest rates during 1996. This negative rate variance impact was partially offset by lower funding costs in 1996.

                         NET INTEREST INCOME ANALYSIS
                            (Tax Equivalent Basis)

                                  1997 OVER 1996                     1996 OVER 1995
                         ---------------------------------  ----------------------------------
                                    DUE TO CHANGES IN (1)              DUE TO CHANGES IN (1)
                          INCREASE  ----------------------   INCREASE  -----------------------
                         (DECREASE)   VOLUME       RATE     (DECREASE)   VOLUME       RATE
                         ---------- ----------- ----------  ---------- ----------- -----------
                                                   (IN THOUSANDS)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans.................  $154,512  $  166,282  $  (11,770)  $10,642   $   43,259  $   (32,617)
 Interest and dividends
  on investment securi-
  ties available-for-
  sale..................    58,631      47,055      11,576     3,320        5,407       (2,087)
 Interest and fees on
  loans held for sale...    10,597      10,633         (36)    2,086        2,647         (561)
 Interest on money mar-
  ket investments.......     4,072       2,965       1,107    (7,234)      (5,199)      (2,035)
                          --------  ----------  ----------   -------   ----------  -----------
   Total................   227,812     226,935         877     8,814       46,114      (37,300)
                          --------  ----------  ----------   -------   ----------  -----------
Interest Expense on Deposits and
 Borrowed Funds:
 Interest on deposits...    92,475      87,934       4,541      (397)       5,820       (6,217)
 Interest on Federal
  funds purchased and
  other short term
  borrowings............    27,294      25,760       1,534   (10,430)      (2,431)      (7,999)
 Interest on long-term
  debt..................    (9,380)    (12,747)      3,367    11,597       15,222       (3,625)
 Interest on guaranteed
  preferred beneficial
  interests in junior
  subordinated
  debentures............    19,992      19,990           2        55           55          --
                          --------  ----------  ----------   -------   ----------  -----------
   Total................   130,381     120,937       9,444       825       18,666      (17,841)
                          --------  ----------  ----------   -------   ----------  -----------
   Net interest income..  $ 97,431  $  105,998  $  ( 8,567)  $ 7,989   $   27,448  $   (19,459)
                          ========  ==========  ==========   =======   ==========  ===========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1997, 1996 and 1995.

     AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
                            (Tax Equivalent Basis)

                                                          YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------
                                      1997                           1996                           1995
                          ------------------------------ ------------------------------ -----------------------------
                                                 AVERAGE                        AVERAGE                       AVERAGE
                           AVERAGE               YIELD/   AVERAGE               YIELD/  AVERAGE               YIELD/
                           BALANCE   INTEREST(1) RATE(1)  BALANCE   INTEREST(1) RATE(1) BALANCE   INTEREST(1) RATE(1)
                          ---------  ----------- ------- ---------  ----------- ------- --------  ----------- -------
                                                           (DOLLARS IN MILLIONS)
ASSETS
Earning assets:
Money market invest-
 ments:
 Interest bearing
  deposits in other
  banks.................  $     0.8    $  0.1     14.56% $     2.9    $  0.2      5.46% $   30.9    $   1.9     6.17%
 Trading account
  securities............       61.6       4.3      6.98        1.7       0.1      5.85      12.9        0.9     6.70
 Funds sold.............      250.2      13.5      5.40      255.3      13.5      5.31     310.5       18.3     5.90
Investment securi-
 ties(5):
 Taxable................    3,184.6     209.4      6.58    2,665.1     166.1      6.23   2,526.3      153.3     6.07
 Tax exempt(1)..........      245.7      19.5      7.95       92.4       9.3     10.09     156.3       19.3    12.35
 Equity investments.....       77.0       6.8      8.86       41.5       1.7      4.06      31.3        1.2     3.92
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
 Total investment secu-
  rities available-for-
  sale..................    3,507.3     235.7      6.72    2,799.0     177.1      6.33   2,713.9      173.8     6.40
Loans held-for-sale.....      269.4      20.0      7.42      126.1       9.4      7.45      91.0        7.3     8.03
Loans (net of unearned
 income)(1, 2):
 Commercial.............    2,283.1     178.9      7.84    1,788.3     137.3      7.68   1,740.7      144.4     8.29
 Commercial real
  estate................    1,844.7     156.4      8.48    1,320.5     117.7      8.91   1,262.9      111.4     8.82
 Residential............      937.9      68.6      7.32      725.4      53.1      7.31     641.6       46.8     7.29
 Retail.................    1,960.6     165.8      8.46    1,244.8     104.5      8.39   1,031.4       89.3     8.66
 Credit card............      378.6      46.7     12.34      513.4      64.4     12.54     534.7       81.6    15.27
 Leases receivable......      579.3      33.4      5.77      367.2      20.3      5.54     293.3       16.8     5.72
 Foreign................      374.3      28.5      7.62      352.7      26.5      7.50     300.1       22.8     7.58
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
 Total loans............    8,358.5     678.3      8.11    6,312.3     523.8      8.30   5,804.7      513.1     8.84
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
  Total earning assets..   12,447.8    $951.9      7.65%   9,497.4    $724.1      7.62%  8,963.9    $ 715.3     7.98%
Allowance for credit
 losses.................     (164.6)                        (168.6)                       (185.4)
Cash and due from
 banks..................      732.2                          648.2                         587.6
Other assets............    1,116.9                          500.2                         423.4
                          ---------                      ---------                      --------
 Total assets...........  $14,132.3                      $10,477.1                      $9,789.5
                          =========                      =========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic of-
 fices:
 Interest bearing
  demand................  $   365.0    $  5.9      1.62% $   116.6    $  2.9      2.49% $  523.4    $  12.2     2.33%
 Money market accounts..    1,795.0      54.2      3.02    1,593.3      47.9      3.00   1,146.5       40.3     3.52
 Savings................    1,327.0      34.0      2.57    1,048.4      27.2      2.60   1,048.1       28.4     2.71
 Other consumer time....    2,610.7     136.4      5.23    1,676.9      88.8      5.30   1,532.0       80.7     5.27
 Large denomination
  time..................    1,022.8      58.2      5.69      560.6      31.4      5.59     586.6       35.3     6.01
Deposits in foreign
 banking office(6)......      159.3       8.9      5.57      131.1       7.0      5.36     147.1        8.7     5.88
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
 Total interest bearing
  deposits..............    7,279.8     297.6      4.08    5,126.9     205.2      4.00   4,983.7      205.6     4.12
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
Funds purchased.........    1,045.9      55.4      5.30      763.5      39.7      5.20     749.0       42.3     5.65
Other borrowed funds,
 short-term.............      899.5      48.3      5.37      698.2      36.7      5.26     755.8       44.5     5.90
Long-term debt..........      313.1      24.4      7.77      481.0      33.7      7.01     269.5       22.1     8.21
Guaranteed preferred
 beneficial interests in
 junior subordinated
 debentures.............      281.8      20.0      7.11        0.8       --        --        --         --       --
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
  Total interest bearing
   liabilities..........    9,820.1     445.7      4.54%   7,070.4     315.3      4.46%  6,758.0      314.5     4.65%
                          ---------    ------     -----  ---------    ------     -----  --------    -------    -----
Noninterest bearing de-
 posits.................    2,289.8                        1,946.6                       1,760.4
Other liabilities.......      431.4                          249.1                         161.3
Redeemable preferred
 stock..................        7.8                            3.8                           --
Stockholders' equity....    1,583.2                        1,207.2                       1,109.8
                          ---------                      ---------                      --------
 Total liabilities and
  stockholders' equity..  $14,132.3                      $10,477.1                      $9,789.5
                          =========                      =========                      ========
Net interest income, tax
 equivalent basis.......               $506.2                         $408.8                        $ 400.8
                                       ======                         ======                        =======
Net interest spread(3)..                           3.11%                          3.16%                         3.33%
Contribution of interest
 free sources of funds..                            .96                           1.14                          1.14
                                                  -----                          -----                         -----
Net interest margin(4)..                           4.07%                          4.30%                         4.47%
                                                  =====                          =====                         =====

-------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Nonaccrual loans are included under the appropriate loan categories at earning assets.
(3) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(4) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.
(5) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(6) The majority of deposits in foreign banking office were in amounts in excess of $100 thousand.

NONINTEREST INCOME

  The following table presents the components of noninterest income for the years ended December 31, 1997, 1996 and 1995, and a year-to-year comparison expressed in terms of percent changes.

                              NONINTEREST INCOME

                               YEARS ENDED DECEMBER 31,               PERCENT CHANGE
                          ----------------------------------- ------------------------------
                            1997    1997*     1996     1995   1997/1996 1997*/1996 1996/1995
                          -------- -------- -------- -------- --------- ---------- ---------
                                (DOLLARS IN THOUSANDS)
Service charges on de-
 posit accounts.........  $ 95,903 $ 88,665 $ 80,659 $ 71,852    18.9%      9.9%      12.3%
Mortgage banking in-
 come...................    48,819   24,977   29,966   16,216    62.9     (16.6)      84.8
Trust and investment ad-
 visory fees............    45,867   35,476   28,658   22,228    60.0      23.8       28.9
Servicing income........    26,509   26,509   26,126   22,564     1.5       1.5       15.8
Credit card income......    18,546   11,333    9,949   17,352    86.4      13.9      (42.7)
Other income:
 Customer service fees..     9,148    8,447    8,303    7,716    10.2       1.7        7.6
 Security sales and
  fees..................    12,553    6,316    5,171    3,918   142.8      22.1       32.0
 Trading income.........     7,317    7,269    4,941    5,061    48.1      47.1       (2.4)
 Other..................    32,845   28,691   23,016   26,867    42.7      24.7      (14.3)
                          -------- -------- -------- --------   -----     -----      -----
 Total other income.....    61,863   50,723   41,431   43,562    49.3      22.4       (4.9)
                          -------- -------- -------- --------   -----     -----      -----
Total fees and other in-
 come...................   297,507  237,683  216,789  193,774    37.2       9.6       11.9
Securities gains, net...       456      457      103    2,136   342.7     343.7      (95.2)
Gain on sale of credit
 card loans.............    28,155   28,155      --       --      --        --         --
                          -------- -------- -------- --------   -----     -----      -----
   Total noninterest
    income..............  $326,118 $266,295 $216,892 $195,910    50.4%     22.8%      10.7%
                          ======== ======== ======== ========   =====     =====      =====

--------
* Excludes noninterest income of DDC subsidiaries acquired as part of the merger.

  The Corporation's noninterest income for the year ended December 31, 1997 was $326.1 million, a $109.2 million increase (50.4%) over noninterest income for the year ended December 31, 1996. Noninterest income in 1997 benefited from a gain on the sale of credit card loans ($28.2 million) and DDC noninterest income of $59.8 million. Excluding DDC, total fees and other income increased $20.9 million (9.6%) when compared to 1996. Service charges on deposit accounts increased $8.0 million (9.9%), due to an increase in corporate deposit service charges ($1.3 million), retail deposit service charges ($2.3 million) and ATM surcharge revenue ($4.4 million). Trust and investment advisory fees increased $6.8 million (23.8%). Mortgage banking income decreased $5.0 million (16.6%). Mortgage banking income in 1996 included $9.4 million in bulk servicing gains resulting from the Corporation's decision to exit the mortgage servicing business. Servicing income increased $383 thousand (1.5%). The additional servicing income resulting from an increase in average securitized credit card loans was offset by an increase in credit losses on securitized loans. Credit card income increased $1.4 million (13.9%) due to an increase in merchant credit card income. Securities sales and fees increased $1.1 million (22.1%) and trading income increased $2.3 million (47.1%). Other income increased $5.7 million (24.7%) primarily due to the recognition of a $6.1 million gain on the sale of an investment in an ATM and point of sale network.

  Securities gains of $456 thousand were realized in 1997 compared to $103 thousand in 1996 and $2.1 million in 1995. Securities sales are discussed in detail under "Investment Portfolio".

  The Corporation's noninterest income for the year ended December 31, 1996 was $216.9 million, a $21.0 million (10.7%) increase over noninterest income for the year ended December 31, 1995. Service charges on deposit accounts increased $8.8 million (12.3%) primarily due to increases in business checking and retail deposit service charges. Mortgage banking income increased $13.8 million (84.8%) as a result of a $15.1 million increase in gains on the sale of servicing, including $9.4 million in bulk servicing gains during 1996. Trust and investment advisory fees increased $6.4 million (28.9%) due to increases in custody fees and investment management and advisory fees. The acquisition of Zirkin-Cutler Investments, Inc. resulted in $1.4 million in investment advisory fees in 1996. Servicing income increased $3.6 million (15.8%) primarily as a result of an increase of $2.8 million in servicing income from securitized credit card loans due to the securitization and sale of an additional $335 million in credit card loans in April 1996. Credit card income decreased $7.4 million (42.7%) primarily due to the securitization and sale of an additional $335 million in credit card loans which shifted $5.2 million in credit card fee income to servicing income. In addition, credit card loans related to the Bell Atlantic cobranding increased $283.7 million. The rewards paid to customers on these cobranded credit card loans were accounted for as a reduction of the underlying credit card fee income. Other income decreased $3.9 million (14.3%) primarily due to other income recorded in 1995 which included $2.1 million in gains on the payoff of loans which were valued at a discount when a banking subsidiary was acquired, $1.1 million in miscellaneous income from an other real estate owned property and $1.1 million in gains on the sale of other real estate owned.

NONINTEREST EXPENSES

  The following table presents the components of noninterest expenses for the years ended December 31, 1997, 1996 and 1995 and a year to year comparison expressed in terms of percent changes.

                             NONINTEREST EXPENSES

                              YEARS ENDED DECEMBER 31,               PERCENT CHANGE
                         ----------------------------------- ------------------------------
                           1997    1997*     1996     1995   1997/1996 1997*/1996 1996/1995
                         -------- -------- -------- -------- --------- ---------- ---------
                               (DOLLARS IN THOUSANDS)
Salaries and other per-
 sonnel costs........... $292,497 $237,002 $226,633 $211,851    29.1%      4.6%       7.0%
Equipment costs.........   40,757   32,724   32,019   30,117    27.3       2.2        6.3
Occupancy costs.........   36,976   31,565   32,899   32,188    12.4      (4.1)       2.2
Other operating ex-
 penses:
 External services......   33,363   25,742   26,247   21,205    27.1      (1.9)      23.8
 Postage and communica-
  tions.................   21,393   16,861   17,059   14,997    25.4      (1.2)      13.7
 Advertising............   16,871   14,220   15,940   16,299     5.8     (10.8)      (2.2)
 Professional service
  fees..................    9,863    8,515   10,149    8,674   ( 2.8)    (16.1)      17.0
 Lending and collec-
  tion..................   10,231    6,825    6,657    6,225    53.7       2.5        6.9
 Regulatory insurance
  and fees..............    2,862    2,471    3,519    9,031   (18.7)    (29.8)     (61.0)
 Other..................   34,775   23,444   27,097   31,166    28.3     (13.5)     (13.1)
                         -------- -------- -------- --------   -----     -----      -----
Total operating ex-
 penses.................  499,588  399,369  398,219  381,753    25.5       0.3        4.3
Intangible assets amor-
 tization expense.......   34,768    9,132    8,642    6,971   302.3       5.7       24.0
Merger related ex-
 penses.................   20,000      --       --       --      --        --         --
                         -------- -------- -------- --------   -----     -----      -----
   Total noninterest ex-
    penses.............. $554,356 $408,501 $406,861 $388,724    36.3%      0.4%       4.7%
                         ======== ======== ======== ========   =====     =====      =====

--------
* Excludes expenses of DDC subsidiaries acquired as part of the merger and merger related expenses.

  The Corporation's noninterest expenses for the year ended December 31, 1997 were $554.4 million, a $147.5 million (36.3%) increase over noninterest expenses for the year ended December 31, 1996. Noninterest expenses in 1997 included $20.0 million in merger related expenses and an additional $125.9 million of expenses in all categories as a result of the DDC acquisition, including $25.6 million in intangible asset amortization expense. Excluding DDC, total operating expenses increased $1.2 million (0.3%) when compared to 1996. Salaries and other personnel costs increased $10.4 million (4.6%) primarily due to a higher level of incentive compensation in 1997 due to improved performance. Occupancy costs decreased $1.3 million (4.1%) primarily due to nonrecurring expenses related to branch closings which were recorded in 1996. Advertising expense decreased $1.7 million (10.8%) due to a reduction in marketing costs related to the credit card business. Professional service fees decreased $1.6 million primarily because of lower consulting fees in 1997. Merger related consulting fees have been included in merger related expenses. Regulatory insurance and fees decreased $1.0 million due to lower FDIC assessments in 1997.

  The Corporation's noninterest expenses for the year ended December 31, 1996 were $406.9 million, an $18.1 million (4.7%) increase over noninterest expenses for the year ended December 31, 1995. Salaries and other personnel costs increased $14.8 million (7.0%). The 1st Washington acquisition resulted in approximately

$3.8 million in additional salaries and incentives. In addition, base salaries and wages increased $3.6 million, overtime and temporary help expenses increased $1.2 million, and severance expenses increased $1.0 million. Other personnel costs increased $5.1 million, primarily due to an increase in pension costs resulting from executive retirements in 1996 and a decrease in discount rate assumptions. Equipment costs increased $1.9 million (6.3%) due to higher maintenance and depreciation expenses in 1996 resulting from branch automation and renovations. External services increased $5.0 million (23.8%) primarily as a result of higher servicing costs associated with growth in the credit card loan portfolio and outsourced processing associated with a government automated tax payment program. Postage and communications increased $2.1 million (13.7%) primarily due to higher communications expense in 1996. Professional service fees increased $1.5 million (17.0%) due to higher consulting fees, contract programming fees and legal fees. Regulatory insurance and fees decreased $5.5 million (61.0%) as a result of a reduction in the FDIC assessment rate partially offset by a $1.2 million Savings Association Insurance Fund special assessment on the Corporation's Oakar deposits.

QUARTERLY SUMMARY

  The following table presents a summary of earnings by quarter for the years ended December 31, 1997 and 1996:

                         SUMMARY OF QUARTERLY EARNINGS

                                                1997 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $184,615 $190,014   $283,273    $283,596
Net interest income.................  104,403  107,984    141,910     141,447
Provision for credit losses.........    9,900    9,300      7,434       5,383
Income before income taxes..........   53,296   56,156     84,719      41,318
Net income..........................   34,103   35,824     53,529      27,732
                                                 1996 QUARTERS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                                   (IN THOUSANDS)
Interest and dividend income........ $182,966 $172,204   $178,489    $185,370
Net interest income.................   99,874   96,621    101,966     105,195
Provision for credit losses.........    4,000      --       2,000         500
Income before income taxes..........   46,175   50,515     54,327      56,170
Net income..........................   30,069   32,534     33,702      36,032

LIQUIDITY RISK MANAGEMENT

  Liquidity is the ability of the Corporation to meet a demand for funds, such as deposit outflows, new loan requests and other corporate funding requirements. Liquidity can be obtained through the issuance of liabilities at acceptable costs within an acceptable period of time or through the maturity or sale of assets.

  The liquidity of the Corporation is enhanced by asset and liability management policies. The Asset and Liability Committee ("ALCO") is responsible for setting general guidelines regarding the Corporation's sources and uses of funds and asset and liability sensitivity, pursuant to the Corporation's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. The Corporation maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions. The Corporation's current policy sets a minimum ratio of liquid assets to total assets of 22%.

  The ratio of liquid assets to total assets at December 31, 1997 was 22.9% compared to 24.3% at December 31, 1996. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities, assets available as collateral for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and money market assets. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1997, the ratio of liquid assets to credit sensitive liabilities was 135.0% compared to 192.7% at December 31, 1996.

  Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock dividend requirements of the Corporation. At January 1, 1998, (and after giving effect to a $43 million special dividend from First Omni paid in February 1998), $22.7 million was available within the bank subsidiaries to pay dividends without prior regulatory approval, compared to $2.7 million at January 1, 1997. During 1997, subsidiary banks paid $76 million in dividends to the parent company. The Corporation anticipates an additional dividend and return of capital of approximately $70 million upon completion of the sale of substantially all of the assets of its credit card subsidiary in the first quarter of 1998. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. The Corporation also anticipates that it will declare and pay a dividend to AIB of approximately $60 million during the second quarter of 1998.

ASSET/LIABILITY MANAGEMENT

  Asset/liability management is a process that involves the development and implementation of strategies to maximize net interest income while minimizing the earnings risk associated with changing interest rates. ALCO is responsible for the overall management of the Corporation's asset and liability position, pursuant to the Corporation's Funds Management Policy. ALCO manages the Corporation's asset and liability position within the constraints of maintaining capital adequacy, liquidity and safety.

INTEREST RATE RISK MANAGEMENT

  Management of the interest rate risk of the Corporation is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The use of off-balance sheet financial instruments enhances the Corporation's management of interest rate risk, liquidity risk, basis risk, and also assists customers in the management of their exposures. Additional information related to interest rate risk management instruments is presented in Note 20 of the Notes to the Consolidated Financial Statements.

  Measurement of the Corporation's sensitivity to changing interest rates is accomplished primarily through a simulation model. The Corporation identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). The Corporation's PML model is commonly known as a Value at Risk ("VAR") model. The essence of the PML or VAR approach is to calculate the potential financial impact of probability-derived, worst-case, immediate and sustained changes to interest rates. Measuring risk and establishing the probable worst-case is a statistical technique. The statistical concept used to measure risk is volatility as measured by the standard deviation of interest rate or price movements. The standard deviation is determined by regression analysis of historical price and rate movements. The greater the standard deviation, the higher the measured risk. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to
2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. These changes in interest rates for each point on the yield curve are input into the Corporation's simulation model to determine the PML. Sensitivity to rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

 Equity at Risk

  Equity at risk measures the loss in the value of the current balance sheet as a result of an immediate, adverse and sustained movement in interest rates. The fundamental premises of the technique are twofold: the value of a fixed rate asset or liability will vary with a change in interest rates and the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates. In the equity at risk simulation, the present value of all assets and liabilities are determined under both the current interest rate scenario and the PML scenario. The difference in the present value of the Corporation under these two scenarios is deemed to be the Corporation's equity at risk exposure. At December 31, 1997, the Corporation's equity at risk was $28.0 million, in compliance with the policy limit of no more than $45 million.

 Earnings at Risk

  The PML impact on future income is known as earnings at risk. Earnings at risk are expressed as a percentage of current year budgeted net income before tax ("NIBT"). The earnings impact of various interest rate scenarios are measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one-year time frame is the earnings impact. The Corporation's current policy is to limit earnings at risk to 10% of budgeted current NIBT assuming the same PML interest rate shock methodology employed to calculate the Corporation's equity at risk exposure. At December 31, 1997, the Corporation's earnings at risk were $7.0 million which was in compliance with policy.

MARKET RISK MANAGEMENT

  Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.

 Fixed Income and Derivative Risk Management

  The Corporation maintains active securities and derivative trading positions resulting from activity generated for corporate customers as well as the Corporation's own trading account. The Corporation utilizes a variance-covariance VAR measurement system for the determination of market risk. VAR provides a single number summary of the largest amount the Corporation is likely to lose over a specified time period from adverse changes in prices or rates. Risk is calculated as the PML in fair value over a one-month period that would arise from a worst-case movement in market rates. The worst-case is based on a historical observation of price/yield volatility over a period of years. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. Possible limitations of VAR models are that past movements in rates may not be indicative of future market conditions regardless of the historical time period of observation and changes in market rates may not display a normal distribution which the models assume. At December 31, 1997 aggregate fixed income and derivative trading VAR was $0.3 million which was in compliance with the policy limit of $2.5 million.

 Foreign Exchange Risk Management

  The Corporation maintains active foreign exchange trading positions to service the needs of its corporate and retail customers as well as for its own trading account. Foreign exchange market risk is the potential loss arising from an adverse shift in exchange rates and is calculated based on historical movements and the probability of occurrence. Foreign exchange market risk is calculated using Monte Carlo simulations with 1,000 iterations. The amount of risk implied is the tenth worst observation resulting in a 99% confidence that actual losses will not exceed this amount. At December 31, 1997, the value at risk of the Corporation's aggregate foreign exchange position was estimated at $0.9 million which was in compliance with the policy limit of $2.25 million.

INVESTMENT PORTFOLIO

  The available for sale ("AFS") investment portfolio is managed from an interest income and a total return perspective. As such, securities will often be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate component of equity, net of income taxes. The AFS investment portfolio is primarily comprised of five basic types of securities: U.S. Treasury and U.S Government agencies, mortgage-backed obligations ("MBSs"), collateralized mortgage obligations ("CMOs"), asset-backed securities and obligations of states and political subdivisions ("Municipals"). Other debt and equity securities were 4.6% of the book value of the total portfolio at December 31, 1997.

  At December 31, 1997, the book value ("fair value") of the AFS investment portfolio was $4.4 billion compared with $2.6 billion at December 31, 1996, a $1.9 billion (74.1%) increase. The increase in the AFS investment portfolio is primarily due to the addition of $2.2 billion in investment securities as a result of the acquisition of Dauphin. The size of the portfolio increased to 25.0% of total assets at December 31, 1997 from 23.7% at December 31, 1996.

  The following table sets forth the book value ("fair value") of the available-for-sale securities owned by the Corporation.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
U.S. Treasury & U.S. Government agencies..... $  862,175 $  611,061 $  900,347
Mortgage-backed obligations..................  1,655,235  1,159,649  1,245,339
Collateralized mortgage obligations(1).......    976,746    368,656    412,289
Asset-backed securities......................    309,338    206,422     12,868
Obligations of states and political subdivi-
 sions.......................................    435,223     98,889    104,886
Other debt securities........................     60,768     47,595     77,906
Equity securities............................    144,622     60,348     40,388
                                              ---------- ---------- ----------
  Total...................................... $4,444,107 $2,552,620 $2,794,023
                                              ========== ========== ==========

--------
(1) At December 31, 1997, 1996 and 1995, $888.8 million, $348.4 million and
    $382.6 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  The following table shows the maturity distribution of the available-for-sale debt securities of the Corporation at December 31, 1997 based upon amortized cost.

              MATURITY OF AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO

                                           DECEMBER 31, 1997
                         ------------------------------------------------------
                                          MATURING
                         -------------------------------------------
                                       AFTER      AFTER
                                      ONE YEAR  FIVE YEARS
                         IN ONE YEAR  THROUGH    THROUGH     AFTER
                           OR LESS    5 YEARS    10 YEARS  10 YEARS    TOTALS
                         ----------- ---------- ---------- --------- ----------
                                             (IN THOUSANDS)
U.S. Treasury & U.S.
 Government agencies....  $ 52,144   $  775,069  $ 26,444  $     --  $  853,657
Mortgage-backed obliga-
 tions(1)...............   183,303      669,506   517,496    260,575  1,630,880
Collateralized mortgage
 obligations(1).........   197,428      438,824   199,369    133,929    969,550
Asset-backed securi-
 ties(1)................    31,462      229,440    42,815        921    304,638
Obligations of states
 and political subdivi-
 sions..................    49,839      131,410    91,285    154,404    426,938
Other debt and equity
 securities(2)..........    57,768        1,250     1,750    143,304    204,072
                          --------   ----------  --------  --------- ----------
  Total.................  $571,944   $2,245,499  $879,159  $ 693,133 $4,389,735
                          ========   ==========  ========  ========= ==========

--------
(1) The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.
(2) Equity securities totaling $143.3 million have been classified in after 10 years.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1997 based upon amortized cost.

                    AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO
                            (TAX EQUIVALENT YIELDS)

                                              DECEMBER 31, 1997
                               -----------------------------------------------
                                               MATURING
                               ----------------------------------------
                                            AFTER     AFTER
                                           ONE YEAR FIVE YEARS
                               IN ONE YEAR THROUGH   THROUGH    AFTER
                                 OR LESS   5 YEARS   10 YEARS  10 YEARS TOTALS
                               ----------- -------- ---------- -------- ------
                                               (IN THOUSANDS)
U.S. Treasury & U.S. Govern-
 ment agencies................    5.65%      6.04%     6.27%      -- %   6.02%
Mortgage backed obliga-
 tions(1).....................    7.02       6.94      6.88      6.87    6.92
Collateralized mortgage obli-
 gations(1)...................    6.79       6.80      6.85      6.99    6.83
Asset-backed securities.......    6.99       6.99      6.99      6.99    6.99
Obligations of states and po-
 litical subdivisions.........    7.80       7.66      7.05      7.85    7.61
Other debt and equity securi-
 ties.........................    5.19       7.90      7.37      5.83    5.68
                                  ----       ----      ----      ----    ----
  Total.......................    6.70%      6.65%     6.88%     6.90%   6.74%
                                  ====       ====      ====      ====    ====

--------
(1) Computation of weighted average tax equivalent yields includes $492.8 million of floating rate MBSs and $219.9 million of floating rate CMOs.

 Investment Securities Sales

  In the AFS portfolio, proceeds from the sale of debt securities during 1997 amounted to $2.5 billion resulting in pretax net gains of $483 thousand. This compares to realized gains of $18 thousand on $1.2 billion of sales in 1996 and gains of $11 thousand on $867.1 million of security sales in 1995. Proceeds from the sale of equity securities during 1997 totaled $19.5 million resulting in pretax net losses of $27 thousand. This compares to $7.1 million in proceeds in 1996 from the sale of equity securities which resulted in pretax gains of $85 thousand and $2.7 million in proceeds from the sale of equity securities in 1995 which resulted in pretax gains of $2.1 million.

 Subsequent Event

  The large decline in interest rates during the fourth quarter of 1997 and the first few weeks of 1998 resulted in a restructuring of the Corporation's investment portfolio. In January 1998, approximately $1.5 billion in U.S. Treasury securities and mortgage backed obligations were sold to reduce corporate wide interest rate and prepayment risk given the current market environment. The sales resulted in pre-tax net gains of $30.3 million. Although the Corporation expects interest rates to stabilize during the next several months, there is a likelihood that interest rates will decline further during 1998. Therefore, proceeds from the sale will be invested in securities possessing less prepayment risk but lower returns than the securities sold. The Corporation anticipates that its interest rate risk position at the end of the first quarter of 1998 will be similar to the Corporation's risk position at year end 1997 as discussed under Interest Rate Risk Management. However, the statement of condition will be subject to less interest rate risk exposure in a falling interest rate environment due to the investment portfolio restructuring.

LOAN PORTFOLIO

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       COMPOSITION OF THE LOAN PORTFOLIO

                                                              DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1997               1996              1995              1994              1993
                          -----------------  ----------------  ----------------  ----------------  ----------------
                            AMOUNT      %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                          ----------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
                                                         (DOLLARS IN THOUSANDS)
Commercial..............  $ 2,868,728  28.4% $1,731,031  25.5% $1,798,248  29.3% $1,633,275  29.9% $1,626,080  31.3%
Commercial real estate..    2,256,895  22.4   1,453,244  21.4   1,265,736  20.6   1,246,847  22.8   1,241,576  23.9
Residential.............      987,751   9.8     833,045  12.2     650,588  10.6     593,642  10.9     497,543   9.6
Retail..................    2,567,166  25.5   1,380,767  20.3   1,098,955  17.9     984,403  18.0     885,117  17.0
Credit card.............      146,497   1.4     596,474   8.8     654,653  10.7     496,608   9.1     527,657  10.1
Leases receivable.......      774,221   7.7     438,060   6.4     334,504   5.4     259,633   4.8     211,821   4.1
Foreign.................      482,328   4.8     365,824   5.4     336,140   5.5     244,483   4.5     207,927   4.0
                          ----------- -----  ---------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........  $10,083,586 100.0% $6,798,445 100.0% $6,138,824 100.0% $5,458,891 100.0% $5,197,721 100.0%
                          =========== =====  ========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loan portfolio of the Corporation at December 31, 1997. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged-off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          CONTRACTUAL LOAN MATURITIES

                                                  DECEMBER 31, 1997
                          ------------------------------------------------------------------
                                                 MATURING
                          ------------------------------------------------------
                                         AFTER ONE YEAR
                                         THROUGH 5 YEARS       AFTER 5 YEARS
                                      --------------------- --------------------
                            IN ONE      FIXED     VARIABLE    FIXED    VARIABLE
                             YEAR      INTEREST   INTEREST  INTEREST   INTEREST
                          OR LESS (1)   RATES    RATES (2)    RATES   RATES (2)     TOTAL
                          ----------- ---------- ---------- --------- ---------- -----------
                                                    (IN THOUSANDS)
Commercial..............  $1,031,363  $  325,581 $  604,732 $  59,323 $  847,729 $ 2,868,728
Commercial real estate..     476,075     388,415    827,249   119,004    446,152   2,256,895
Residential.............     177,039     125,474    284,580   128,829    271,829     987,751
Retail..................     657,215     970,431    295,076   400,386    244,058   2,567,166
Credit card.............     146,497         --         --        --         --      146,497
Leases receivable.......     107,471     579,628        --     87,122        --      774,221
Foreign.................     188,514       9,636    226,019       796     57,363     482,328
                          ----------  ---------- ---------- --------- ---------- -----------
    Total...............  $2,784,174  $2,399,165 $2,237,656 $ 795,460 $1,867,131 $10,083,586
                          ==========  ========== ========== ========= ========== ===========

--------
(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

COMMERCIAL LOANS

  Commercial loan outstandings of $2.9 billion comprised 28.4% of the Corporation's total loans and leases at December 31, 1997. Commercial loans increased $1.1 billion or 65.7% during 1997. Approximately $945 million or 83% of the growth was due to the DDC acquisition. Excluding the impact of the acquisition, (based on DDC outstandings as of the acquisition date), commercial loans increased by 11.1%. Specialized lending and mid-sized corporate customers were major components of portfolio growth in 1997. Commercial loans include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending.

  The commercial loan portfolio is segregated by market sector as well as geographic regions. There are two primary market sectors, Corporate Banking and Business and Priority Banking. Business and Priority Banking is focused on customers with sales volumes less than $10 million. Corporate Banking services all other customers and represents approximately 90% of total commercial outstandings. Within Corporate Banking there are specialized lending functions including Communications, Healthcare, International, Asset Based Lending, Transportation, Not for Profit and Financial Institutions. The primary market for commercial lending is Maryland, Pennsylvania and Washington, D.C.

COMMERCIAL REAL ESTATE

  The Corporation's commercial real estate portfolio represents loans secured primarily by real property. The properties financed include both owner-occupied and investor real estate.

  Commercial real estate loans of $2.3 billion comprised 22.4% of the total loan portfolio at December 31, 1997. Commercial real estate loans increased $804 million or 55.3% during 1997. DDC commercial real estate loans on the acquisition date were $879 million. Excluding the impact of the acquisition, (based on DDC outstandings as of the acquisition date), commercial real estate outstandings decreased by 5.2%. Maryland real estate economic conditions strengthened during the year with increasing rental rates and falling vacancies. The greater Harrisburg market holds good prospects for steady future development and Northern Virginia is still considered one of the top markets across all property sectors. The Corporation continues to focus on acquisition and refinancing loans for quality projects with strong sponsorship. As of December 31, 1997, $866 million or 46% of non-construction commercial real estate outstandings were owner-occupied, being defined as a property that is 51% or more physically occupied by the borrower or an affiliate of the borrower. The Corporation intends to continue to actively solicit this business to support its emphasis as a relationship lender for regional companies.

  The commercial real estate portfolio continues to be well-balanced by property type. The largest property type concentration was office buildings at 28.4% of total commercial real estate outstandings followed by industrial/warehouse at 18.2% and retail at 15.7%. Property types showing the most growth in 1997 were retail, office buildings, and industrial/warehouse.

                 LOANS SECURED BY REAL ESTATE BY PROPERTY TYPE

                                                                   DECEMBER 31
                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
Office buildings.................................................   $  641,417
Industrial/warehouse and other commercial properties.............      411,834
Retail...........................................................      353,448
Hospitals/nursing home medical centers...........................      128,326
Apartments.......................................................      126,062
Special purpose..................................................      120,934
Hotels/motels....................................................      102,455
All other........................................................      372,419
                                                                    ----------
  Total..........................................................   $2,256,895
                                                                    ==========

  The commercial real estate portfolio is geographically centered in the Corporation's regional marketplace, with 93.3% of the portfolio secured by properties in Maryland, Pennsylvania, Virginia, and Washington, D.C.

               LOANS SECURED BY REAL ESTATE BY GEOGRAPHIC REGION

                                                                   DECEMBER 31
                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
        Pennsylvania.............................................   $1,010,450
        Maryland.................................................      946,232
        Virginia.................................................      103,861
        Washington, D.C..........................................       46,201
        Florida..................................................       26,972
        New Jersey...............................................       80,210
        Delaware.................................................       16,489
        All other................................................       26,480
                                                                    ----------
          Total..................................................   $2,256,895
                                                                    ==========

  Commercial real estate loans included $382.5 million in construction loans at December 31, 1997. These loans include land acquisition and development loans, and building construction loans. Since December 31, 1996, real estate construction loans have increased $83 million or 27.5%. Excluding the DDC portfolio as of the acquisition date, construction loans decreased by $53 million in 1997. Most construction activity continues to occur in Northern Virginia and along the Baltimore/Washington corridor with development primarily for build-to-suit commercial office space, industrial and retail projects. The Corporation continues to pursue high quality loan opportunities.

REAL ESTATE MORTGAGE, RESIDENTIAL

  Residential mortgages at December 31, 1997 increased $154.7 million from December 31, 1996. The DDC acquisition resulted in an additional $241.5 million in residential mortgages on the date of acquisition. Excluding the DDC impact, residential mortgages declined $86.8 million from December 31, 1996 to December 31, 1997. On February 13, 1998, the Corporation sold the residential first mortgage loan origination businesses of its mortgage banking subsidiaries. See Part I, above.

RETAIL

  The Corporation provides a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through the branch banking system of the Corporation. In addition, automobile and marine loans are made available to the marketplace on an indirect basis by means of select third party referral sources. During 1997, the product of choice in the Corporation's marketplace as well as nationally was the home equity loan. The overall delinquency and net charge-off rates in the Corporation's retail loan portfolio were significantly better than industry averages.

  As compared to December 31, 1996, retail loans increased $1.2 billion to $2.6 billion at December 31, 1997. The growth in retail loans is largely attributable to the DDC acquisition which resulted in the addition of $904 million in retail loans on the acquisition date. Excluding the impact of the acquisition, retail outstandings increased $283 million.

CREDIT CARD

  Credit card loans at December 31, 1997 were $146.5 million compared to $596.5 million at December 31, 1996. The DDC acquisition resulted in an additional $49.7 million in credit card loans on the acquisition date. The decline in the credit card portfolio in 1997 reflects the sale of the Corporation's Bell Atlantic co-branded credit card portfolio to Chase Manhattan Bank Delaware on August 8, 1997.

  On February 25, 1998, the Corporation sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA"). The Corporation realized a pre-tax gain of $60 million on the sale. BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

LEASES RECEIVABLE

  Leases receivable include retail automobile, small equipment and general equipment leasing portfolios. Leases receivable increased to $774.2 million at December 31, 1997 from $438.1 million at December 31, 1996. The increase in leases receivable is primarily due to the acquisition of DDC which resulted in the addition of $234 million in leases receivable which were principally retail automobile leases. The general equipment leasing portfolio represents approximately 60% of total lease receivables with an emphasis on transportation equipment which includes railcars, tractors, trailers and some commercial aircraft. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic Region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

FOREIGN

  Foreign loans totaled $482.3 million at December 31, 1997, an increase of $116.5 million when compared to December 31, 1996. Foreign loans by exposure consist of maritime (68.3%), foreign direct investment (17.0%) and other (14.7%). Growth in foreign loans in 1997 was from the maritime portfolio. The maritime portfolio is widely diversified, both geographically and by asset type, and is secured by first mortgages/liens.

ASSET QUALITY

 Credit Risk Management

  Credit approval policies for the Corporation are designed to provide an effective and timely response to loan requests and to ensure the maintenance of a sound portfolio. The Corporation manages credit risk through the credit approval process and written policies which generally specify underwriting guidelines and standards and in some cases limit credit exposure by industry, country or product type. All credit policies and credit concentration exposure limits are reviewed and approved annually by the Executive Committee of the Board of Directors.

  The Credit Review function, which reports independently to the Audit Committee of the Board of Directors, periodically reviews all lending units throughout the Corporation. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, and to certify adequacy of the allowance for credit losses, which the Audit Committee is required to approve quarterly.

 Provision for Credit Losses

  The provision for credit losses was $32.0 million for the year ended December 31, 1997, an increase of $25.5 million (392.6%) from the $6.5 million provision for 1996. The provision for credit losses in 1997 included $3.7 million in provisions related to DDC. Excluding DDC, the provision for credit losses increased $21.8 million when compared to 1996. The provision for credit losses was lower than net charge-offs by $8.0 million in 1997 resulting in a net reduction of the allowance for credit losses. In 1996, the provision for credit losses was $31.8 million lower than net charge-offs with a corresponding reduction in the allowance for credit losses. The reduction in the allowance in both 1996 and 1997 was the result of improvements in credit quality in the commercial and commercial real estate portfolios. In addition, the sale of credit card loans in 1997 and the pending sale of credit card loans in 1998 resulted in a reduction in the allowance needed for estimated future losses on credit card loans. In 1996, the credit card securitization resulted in a reduction in the level of credit card loans without a corresponding reduction in the allocation of allowance for credit losses.

  The provision for credit losses was $6.5 million for the year ended December 31, 1996, a decrease of $9.5 million (59.4%) from the $16.0 million provision for 1995. The primary reason for this decline was the securitization and sale of an additional $335 million in credit card loans in 1996 which resulted in a reduction in the level of credit card loans without a corresponding reduction in the allowance for credit losses. Approximately $17 million of the allowance for credit losses was reallocated from the credit card loans sold to the remaining unsecuritized credit card loan portfolio in light of increasing delinquency and charge-off trends. In addition, the allowance allocated to the commercial and commercial real estate portfolios was reduced as a result of generally improved credit quality.

 Nonperforming Assets

  Nonperforming assets totaled $81.0 million at December 31, 1997, an increase of $22.0 million (37.3%) when compared to $59.0 million in nonperforming assets at December 31, 1996. The acquisition of DDC resulted in an additional $15.7 million in nonperforming assets on the acquisition date. During 1997 there were additions to nonperforming assets of $62.7 million primarily due to the transfer of loans to nonaccrual status. These increases were partially offset by the following decreases in nonperforming assets in 1997: paydowns of $25.2 million, charge-offs of $9.7 million, other real estate owned paydowns and sales of $9.6 million and loans reclassified to performing status of $11.9 million.

  Nonaccrual residential mortgage loans increased $17.3 million in 1997, including the addition of $3.1 million in DDC residential mortgages as of the acquisition date. Losses on residential mortgages are expected to be modest since all loans with a greater than 80% loan to value ratio are generally required to maintain mortgage insurance.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                             NONPERFORMING ASSETS

                                               DECEMBER 31,
                                 ---------------------------------------------
                                   1997     1996     1995     1994      1993
                                 --------  -------  -------  -------  --------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans:
Domestic:
  Commercial.................... $ 21,730  $13,988  $16,587  $13,326  $ 47,521
  Commercial real estate........    9,417   20,347    5,910   30,342    50,640
  Residential mortgage..........   24,808    7,545    6,375    5,250     5,381
  Leases receivable.............      --       --       --        85       863
Foreign.........................    4,340    3,800    4,321    5,300     3,800
                                 --------  -------  -------  -------  --------
    Total nonaccrual loans......   60,295   45,680   33,193   54,303   108,205
Restructured loans(1)...........    3,692      126      143    4,974     4,692
Other real estate and other
 assets owned(2)................   16,963   13,146   11,501   14,853    22,525
                                 --------  -------  -------  -------  --------
  Total nonperforming assets.... $ 80,950  $58,952  $44,837  $74,130  $135,422
                                 ========  =======  =======  =======  ========
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned...................     0.80%    0.87%    0.73%    1.35%     2.59%
                                 ========  =======  =======  =======  ========
Accruing loans contractually
 past due 90 days or more as to
 principal or interest
 Domestic....................... $ 23,717  $23,812  $18,808  $13,338  $ 17,172
                                 ========  =======  =======  =======  ========

--------
(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
(2) Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

  The following table details the gross interest income that would have been received during the year ended December 31, 1997 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                                YEAR ENDED
                                                            DECEMBER 31, 1997
                                                            -------------------
                                                            DOMESTIC   FOREIGN
                                                              LOANS     LOANS
                                                            ---------  --------
                                                              (IN THOUSANDS)
Gross interest income that would have been recorded had
 nonaccrual loans been current in accordance with original
 terms....................................................   $   5,073  $    450
Interest income actually recorded.........................       2,099       356

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which the Corporation has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 1997, the Corporation was monitoring $47.5 million of potential problem loans which were not included in the nonperforming assets table disclosed above. There were no other interest earning assets, other than loans, at December 31, 1997 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

ALLOWANCE FOR CREDIT LOSSES

  The following table details certain information relating to the Allowance of the Corporation for the five years ended December 31, 1997. See also Note 6 of the Notes to Consolidated Financial Statements of the Corporation.

                  ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                              DECEMBER 31,
                              -------------------------------------------------
                                1997      1996      1995      1994       1993
                              --------  --------  --------  --------   --------
                                         (DOLLARS IN THOUSANDS)
SUMMARY OF TRANSACTIONS
Allowance at beginning of
 year.......................  $154,802  $177,621  $191,024  $200,006   $201,451
Provision for credit
 losses.....................    32,017     6,500    16,000    22,996     45,291
Losses charged-off:
 Commercial loans...........     9,581     2,743     1,848     2,852     10,580
 Commercial real estate
  loans.....................       543     6,384     1,270     7,026     10,802
 Residential mortgages......       868       177       110       328        467
 Retail loans...............     7,998     5,893     2,988     4,798      6,005
 Credit card loans..........    26,962    30,156    30,352    27,180     25,360
 Leases receivable..........       736       125        40       343        516
 Foreign loans..............       --        --      1,840       --       2,561
                              --------  --------  --------  --------   --------
 Total losses charged-off...    46,688    45,478    38,448    42,527     56,291
                              --------  --------  --------  --------   --------
Recoveries of losses
 previously charged-off:
 Commercial loans...........     1,083     1,787     1,025     3,908      1,108
 Commercial real estate
  loans.....................       313       560       452       742        166
 Residential mortgages......        97         8        28        29         16
 Retail loans...............     2,893     2,143     2,194     2,846      2,573
 Credit card loans..........     1,507     2,568     5,127     5,203      4,696
 Leases receivable..........       221       113       219       431        331
 Foreign loans..............       557       --        --        --       4,924
                              --------  --------  --------  --------   --------
 Total recoveries...........     6,671     7,179     9,045    13,159     13,814
                              --------  --------  --------  --------   --------
Net losses charged-off......    40,017    38,299    29,403    29,368     42,477
Allowance for loans of
 acquired banks.............    42,884    10,642       --        --         --
Allowance for loans sold....   (21,500)      --        --     (2,610)    (4,259)
Transfer of allowance to
 reserve for off-balance
 sheet liability............       --     (1,662)      --        --         --
                              --------  --------  --------  --------   --------
Total allowance at end of
 year.......................  $168,186  $154,802  $177,621  $191,024   $200,006
                              ========  ========  ========  ========   ========
NET LOAN LOSSES (RECOVERIES)
 BY CATEGORY
 Commercial loans...........  $  8,498  $    956  $    823  $ (1,056)  $  9,472
 Commercial real estate
  loans.....................       230     5,824       818     6,284     10,636
 Residential mortgages......       771       169        82       299        451
 Retail loans...............     5,105     3,750       794     1,952      3,432
 Credit card loans..........    25,455    27,588    25,225    21,977     20,664
 Leases receivable..........       515        12      (179)      (88)       185
 Foreign loans..............      (557)      --      1,840       --      (2,363)
                              --------  --------  --------  --------   --------
 Total......................  $ 40,017  $ 38,299  $ 29,403  $ 29,368   $ 42,477
                              ========  ========  ========  ========   ========
NET LOAN LOSSES (RECOVERIES)
 TO AVERAGE LOANS BY
 CATEGORY
 Commercial loans...........      0.37%     0.05%     0.05%    (0.06)%     0.58%
 Commercial real estate
  loans.....................      0.01      0.44      0.06      0.51       0.88
 Residential mortgages......      0.08      0.02      0.01      0.05       0.11
 Retail loans...............      0.26      0.30      0.08      0.21       0.36
 Credit card loans..........      6.72      5.37      4.72      4.56       4.23
 Leases receivable..........      0.09       --      (0.06)    (0.04)      0.09
 Foreign loans..............     (0.15)      --       0.61       --       (1.22)
                              --------  --------  --------  --------   --------
 Total loans................      0.48%     0.61%     0.51%     0.56%      0.83%
 Total loans--excluding
  credit cards..............      0.18%     0.18%     0.08%     0.15%      0.47%
Allowance as a percentage of
 year end loans, net of
 unearned income............      1.67%     2.28%     2.89%     3.50%      3.85%
Allowance as a percentage of
 nonperforming loans........    262.84%   337.95%   532.82%   322.26%    177.16%

  All outstanding loans, leases and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for the estimated losses stemming from uncollectible interest because Corporate policy requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

  All nonaccrual loans and certain substandard loans are analyzed individually to determine specific reserves. General reserve allocations for all other loans and leases are based upon actual historical loss experience by portfolio type over a period of years. In addition, the historical loss percentage for each pool is adjusted to reflect current conditions. Among the factors considered are the levels and trends in delinquencies and nonaccruals; trends in volumes and terms of loans; effects of any changes in lending policies and procedures; the experience, ability and depth of the lending management and staff; national and local economic trends and conditions; and concentrations of credit.

  The following table provides an allocation of the Allowance to the respective loan classifications. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1997 was available to absorb losses occurring in any category of loans.

                 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1997     1996     1995     1994     1993
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Commercial......................... $ 24,875 $ 10,337 $ 17,092 $ 19,222 $ 32,453
Commercial real estate.............   20,223   16,703   16,677   31,374   49,221
Residential mortgage...............    1,719    1,334    1,150    1,022    1,087
Retail.............................   12,766    4,151    3,257    3,213    6,266
Credit card........................    6,010   31,801   36,141   30,830   35,950
Leases receivable..................   10,787   12,374   13,407   16,323    3,304
Foreign............................   12,881   12,818    9,970   11,748    9,322
Unallocated........................   78,925   65,284   79,927   77,292   62,403
                                    -------- -------- -------- -------- --------
    Total allowance................ $168,186 $154,802 $177,621 $191,024 $200,006
                                    ======== ======== ======== ======== ========

DEPOSITS

  Total deposits at December 31, 1997 were $12.5 billion, a $5.0 billion increase over total deposits at December 31, 1996. The growth in deposits is largely attributable to the DDC acquisition which resulted in the addition of $4.2 billion in deposits on the acquisition date. Excluding the impact of the acquisition, total deposits increased $779 million. The following table details the maturity of certificates of deposit of $100 thousand or more on December 31, 1997. There were no non-certificate time deposits of $100,000 or more at December 31, 1997.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT IN AMOUNTS OF $100,000 OR MORE

                                                                   (IN MILLIONS)
Within three months...............................................   $  490.6
After three months but within six months..........................      141.1
After six months but within twelve months.........................      887.6
After twelve months...............................................      538.3
                                                                     --------
    Total.........................................................   $2,057.6
                                                                     ========

SHORT-TERM BORROWINGS

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, the Corporation seeks to meet its liquidity needs in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1997.

                             SHORT-TERM BORROWINGS

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1997       1996      1995
                                                 ----------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Federal funds purchased:
  End of year outstandings...................... $1,092,307  $314,570  $300,895
  Highest month-end balance.....................  1,214,465   614,826   621,771
  Average balance...............................    553,226   509,466   420,093
  Average interest rate at year end.............       6.50%     6.41%     5.70%
  Weighted average interest rate(1).............       5.47      5.28      5.67
Repurchase agreements:
  End of year outstandings...................... $  605,161  $218,977  $214,630
  Highest month-end balance.....................    654,453   350,237   556,115
  Average balance...............................    492,638   253,993   328,874
  Average interest rate at year end.............       5.06%     5.00%     5.06%
  Weighted average interest rate(1).............       4.95      4.79      5.62
Master demand notes of the Corporation:
  End of year outstandings...................... $  335,116  $320,619  $402,489
  Highest month-end balance.....................    343,907   390,715   408,894
  Average balance...............................    338,602   352,615   385,582
  Average interest rate at year end.............       4.90%     4.80%     5.20%
  Weighted average interest rate(1).............       4.91      4.86      5.55
Other borrowed funds, short term:
  End of year outstandings...................... $  151,574  $500,858  $506,155
  Highest month-end balance.....................    675,111   708,906   618,516
  Average balance...............................    560,911   345,632   370,218
  Average interest rate at year end.............       5.90%     5.58%     6.04%
  Weighted average interest rate(1).............       5.53      5.45      6.26

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

  The Corporation's stockholders' equity was $1.9 billion at December 31, 1997, an increase of $625.4 million over stockholders' equity at December 31, 1996. The 50.1% increase in stockholders' equity is primarily due to the issuance to AIB of $504.3 million in common stock related to the DDC acquisition in July 1997. In addition, stockholders' equity increased due to $151.2 million of net income in 1997 and a $26.1 million increase in the fair value of investment securities available-for-sale, net of income taxes. Offsetting these increases were $56.2 million in dividends declared in 1997. The primary source of growth in stockholders' equity from 1995 to 1996 was $132.3 million in net income offset by a $16.1 million decline in the fair value of investment securities available-for-sale, net of income taxes, offset by dividends declared of $52.0 million in 1996.

  Total dividends include common dividends paid to the Corporation's common shareholder, AIB, of $44.0 million and $40.0 million in 1997 and 1996, respectively. These dividends represent approximately one third of prior year's net income.

  The following table details the Corporation's capital components and ratios at December 31, 1997, 1996 and 1995 based upon the capital requirements of the regulatory agencies discussed in Part I under "Business--Supervision and Regulation." Tier 1 capital decreased $117.2 million from December 31, 1996 due to the acquisition of DDC which resulted in additional disallowed intangible assets of $870.0 million at December 31, 1997. The increase in intangible assets was offset by the issuance of $504.3 million in common stock to AIB in July 1997 and the issuance of $150.0 million in guaranteed preferred beneficial interests in junior subordinated debentures in 1997. These instruments were accorded Tier 1 capital status by the Federal Reserve. In addition, net income of $151.2 million offset by dividends of $56.2 million had a positive impact on Tier 1 capital in 1997. Tier 2 capital increased $227.8 million in 1997 primarily due to a $180 million net increase in qualifying subordinated debt and the addition of the Dauphin allowance for credit losses which was $42.9 million at December 31, 1997.

  Significant transactions affecting regulatory capital in 1996 included $132.3 million in net income which was partially offset by $52.0 million in dividends declared in 1996 and the issuance of $150 million in guaranteed preferred beneficial interests in junior subordinated debentures in 1996.

                              CAPITAL COMPONENTS

                                                   DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                              (DOLLARS IN THOUSANDS)
Preferred stockholders' equity......... $   144,852  $   144,852  $   144,852
Common stockholder's equity............   1,728,005    1,102,645    1,038,722
Guaranteed preferred beneficial
 interests in junior subordinated
 debentures............................     295,873      147,113          --
Disallowed intangibles.................    (956,126)     (90,861)     (37,178)
Net unrealized gains on investment
 securities available-for-sale.........    ( 34,389)      (8,332)     (24,414)
                                        -----------  -----------  -----------
  Tier 1 capital.......................   1,178,215    1,295,417    1,121,982
                                        -----------  -----------  -----------
Qualifying long-term debt..............     279,738       99,765      103,721
Redeemable preferred stock.............       6,319        7,700          --
Allowance for credit losses............     164,386      115,173      102,754
Mandatory convertible securities.......      59,986       59,977       59,969
                                        -----------  -----------  -----------
  Tier 2 capital.......................     510,429      282,615      266,444
                                        -----------  -----------  -----------
Total capital.......................... $ 1,688,644  $ 1,578,032  $ 1,388,426
                                        ===========  ===========  ===========
Risk-adjusted assets................... $14,193,737  $ 9,174,168  $ 8,145,412
Average quarterly assets (fourth
 quarter).............................. $17,174,905  $10,725,996  $10,316,684
Risk based capital ratios:
  Tier 1 capital to risk-adjusted
   assets..............................        8.30%       14.12%       13.77%
   Regulatory minimum..................        4.00         4.00         4.00
  Total capital to risk-adjusted
   assets..............................       11.90        17.20        17.05
   Regulatory minimum..................        8.00         8.00         8.00
Leverage ratio.........................        7.26        12.18        10.91

  The Corporation has consistently maintained capital ratios at or above "well capitalized" standards. For further details on capital ratios see Note 19 of the Notes to Consolidated Financial Statements of the Corporation.

  The tangible common equity to assets ratio of 4.75% at December 31, 1997 compares to a 9.52% level at December 31, 1996. The reduction is due to the increase in intangible assets resulting from the DDC acquisition.

YEAR 2000

  The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 in 1996. This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998, with system verification and certification throughout 1999 and believes that its level of preparedness is appropriate.

  The Corporation is currently in the process of implementing new systems in order to achieve its DDC merger-related target environment objectives. In the process, many of the Corporation's systems which were not Year 2000 compliant are being replaced. It is difficult to separate the costs associated with system replacements and upgrades due to target environment strategies from those associated with Year 2000 compliance. Management estimates that the total cost of target environment system replacements and upgrades and Year 2000 compliance will be approximately $30 million, which includes both internal and external personnel costs related to implementing and modifying systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Internal personnel and all other costs related to the project are being expensed as incurred. The costs of the project and the expected completion dates are based on management's best estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

  The impact of recently issued accounting pronouncements is detailed in Note 2 of the Notes to Consolidated Financial Statements of the Corporation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans......................... $675,450 $521,643 $510,874
Interest and dividends on investment securities:
  Taxable..........................................  209,393  166,117  153,276
  Tax exempt.......................................   13,058    6,341   13,769
  Dividends........................................    5,684    1,683    1,229
Interest on loans held-for-sale....................   19,987    9,390    7,305
Interest on money market investments...............   17,926   13,855   21,088
                                                    -------- -------- --------
    Total interest and dividend income.............  941,498  719,029  707,541
                                                    -------- -------- --------
INTEREST EXPENSE
Interest on deposits...............................  297,644  205,169  205,566
Interest on Federal funds purchased and other
 short-term borrowings.............................  103,722   76,428   86,858
Interest on long-term debt.........................   24,341   33,721   22,124
Interest on guaranteed preferred beneficial inter-
 ests in Corporation's junior subordinated deben-
 tures.............................................   20,047       55      --
                                                    -------- -------- --------
    Total interest expense.........................  445,754  315,373  314,548
                                                    -------- -------- --------
Net interest income................................  495,744  403,656  392,993
Provision for credit losses (note 6)...............   32,017    6,500   16,000
                                                    -------- -------- --------
Net interest income after provision for credit
 losses............................................  463,727  397,156  376,993
                                                    -------- -------- --------
NONINTEREST INCOME
Service charges on deposit accounts................   95,903   80,659   71,852
Mortgage banking income............................   48,819   29,966   16,216
Trust and investment advisory fees.................   45,867   28,658   22,228
Servicing income...................................   26,509   26,126   22,564
Gain on sale of credit card loans..................   28,155      --       --
Credit card income.................................   18,546    9,949   17,352
Securities gains, net (note 5).....................      456      103    2,136
Other income (note 16).............................   61,863   41,431   43,562
                                                    -------- -------- --------
    Total noninterest income.......................  326,118  216,892  195,910
                                                    -------- -------- --------
NONINTEREST EXPENSES
Salaries and other personnel costs (notes 14 and
 15)...............................................  292,497  226,633  211,851
Equipment costs (notes 7 and 20)...................   40,757   32,019   30,117
Occupancy costs (notes 7 and 20)...................   36,976   32,899   32,188
Intangible assets amortization expense.............   34,768    8,642    6,971
Merger related expenses (note 17)..................   20,000      --       --
Other operating expenses (note 16).................  129,358  106,668  107,597
                                                    -------- -------- --------
    Total noninterest expenses.....................  554,356  406,861  388,724
                                                    -------- -------- --------
Income before income taxes.........................  235,489  207,187  184,179
Income tax expense (note 18).......................   84,301   74,850   63,992
                                                    -------- -------- --------
Net income......................................... $151,188 $132,337 $120,187
                                                    ======== ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                      DECEMBER 31,
                                --------------------------
                                    1997          1996
                                ------------  ------------
                                     (IN THOUSANDS,
                                EXCEPT PER SHARE AMOUNTS)
ASSETS
Cash and due from banks.......  $  1,078,009  $    842,032
Money market investments (note
 4)...........................        92,325        75,260
Investment securities avail-
 able-for-sale (note 5).......     4,444,107     2,552,620
Loans held-for-sale...........       482,153       150,742
Loans, net of unearned income
 of $192,569 in 1997 and
 $130,026 in 1996:
  Commercial..................     2,868,728     1,731,031
  Commercial real estate......     2,256,895     1,453,244
  Residential mortgage........       987,751       833,045
  Retail......................     2,567,166     1,380,767
  Credit card.................       146,497       596,474
  Leases receivable...........       774,221       438,060
  Foreign.....................       482,328       365,824
                                ------------  ------------
    Total loans, net of un-
     earned income............    10,083,586     6,798,445
Allowance for credit losses
 (note 6).....................      (168,186)     (154,802)
                                ------------  ------------
    Loans, net................     9,915,400     6,643,643
Premises and equipment (note
 7)...........................       170,863       106,701
Due from customers on accept-
 ances........................        11,810         8,725
Intangible assets (note 8).......    967,433        98,847
Other assets..................       630,293       312,454
                                ------------  ------------
      Total assets............  $ 17,792,393  $ 10,791,024
                                ============  ============
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Domestic deposits:
  Noninterest bearing depos-
   its........................  $  2,957,888  $  2,248,252
  Interest bearing deposits...     9,274,034     5,135,616
Interest bearing deposits in
 foreign banking office.......       232,234       113,830
                                ------------  ------------
    Total deposits............    12,464,156     7,497,698
Federal funds purchased and
 securities sold under
 repurchase agreements
 (note 9).....................     1,697,468       533,547
Other borrowed funds, short-
 term (note 10)...............       486,690       821,477
Bank acceptances outstanding..        11,810         8,725
Accrued taxes and other lia-
 bilities (note 18)...........       545,672       297,525
Long-term debt (note 11)......       409,970       229,742
Guaranteed preferred benefi-
 cial interests in junior sub-
 ordinated debentures
 (note 12)....................       295,873       147,113
                                ------------  ------------
      Total liabilities.......    15,911,639     9,535,827
                                ------------  ------------
4.50% Cumulative, Redeemable
 Preferred Stock, $5 par value
 per share, $100 liquidation
 preference per share; autho-
 rized and issued 90,000
 shares (note 13).............         7,897         7,700
                                ------------  ------------
Commitments and contingent li-
 abilities (notes 20 and 22)
Stockholders' equity:
  7.875% Noncumulative Pre-
   ferred Stock, Series A, $5
   par value per share, $25
   liquidation preference per
   share; authorized 8,910,000
   shares; issued 6,000,000
   shares.....................        30,000        30,000
  Common stock, $1/7 par value
   per share; authorized
   600,000,000 shares; issued
   597,763,495 shares.........        85,395        84,926
  Capital surplus.............       701,988       198,176
  Retained earnings...........     1,021,085       926,063
  Net unrealized gains on in-
   vestment securities avail-
   able-for-sale..............        34,389         8,332
                                ------------  ------------
    Total stockholders' equi-
     ty.......................     1,872,857     1,247,497
                                ------------  ------------
      Total liabilities,
       redeemable preferred
       stock and stockholders'
       equity.................  $ 17,792,393  $ 10,791,024
                                ============  ============

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     NET
                                                                 UNREALIZED
                                                                    GAINS
                                                                 (LOSSES) ON
                                                                 INVESTMENT
                                                                 SECURITIES
                          PREFERRED COMMON  CAPITAL   RETAINED   AVAILABLE-
                            STOCK    STOCK  SURPLUS   EARNINGS    FOR-SALE     TOTAL
                          --------- ------- -------- ----------  ----------- ----------
                                                 (IN THOUSANDS)
BALANCE ON DECEMBER 31,
 1994...................   $30,000  $84,926 $198,176 $  737,891   $(26,969)  $1,024,024
Net income..............                                120,187                 120,187
Dividends declared on
 preferred stock........                                (11,820)                (11,820)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                   (200)                   (200)
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                            51,383       51,383
                           -------  ------- -------- ----------   --------   ----------
BALANCE ON DECEMBER 31,
 1995...................    30,000   84,926  198,176    846,058     24,414    1,183,574
Net income..............                                132,337                 132,337
Dividends declared on
 common stock...........                                (40,000)                (40,000)
Dividends declared on
 preferred stock........                                (11,820)                (11,820)
Dividends declared on
 redeemable preferred
 stock..................                                   (203)                   (203)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                   (216)                   (216)
Accretion of redeemable
 preferred stock........                                    (93)                    (93)
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                           (16,082)     (16,082)
                           -------  ------- -------- ----------   --------   ----------
BALANCE ON DECEMBER 31,
 1996...................    30,000   84,926  198,176    926,063      8,332    1,247,497
Net income..............                                151,188                 151,188
Issuance of common
 stock..................                469  503,812                            504,281
Dividends declared on
 common stock...........                                (44,000)                (44,000)
Dividends declared on
 preferred stock........                                (11,820)                (11,820)
Dividends declared on
 redeemable preferred
 stock..................                                   (405)                   (405)
Change in net cost not
 yet recognized as
 periodic pension
 expense................                                    255                     255
Accretion of redeemable
 preferred stock........                                   (196)                   (196)
Change in net unrealized
 gains (losses) on
 investment securities
 available-for-sale.....                                            26,057       26,057
                           -------  ------- -------- ----------   --------   ----------
BALANCE ON DECEMBER 31,
 1997...................   $30,000  $85,395 $701,988 $1,021,085   $ 34,389   $1,872,857
                           =======  ======= ======== ==========   ========   ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------------
                                               1997         1996         1995
                                            -----------  -----------  -----------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................  $   151,188  $   132,337  $   120,187
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for credit losses..............       32,017        6,500       16,000
 Provision for other real estate losses...          221           77          264
 Amortization of intangibles..............       34,768        8,642        6,971
 Depreciation and amortization............       32,416       27,760       25,118
 Deferred income tax expense..............       64,585       48,633       32,268
 Net (gain) loss on the sale of assets....      (29,192)         177       (3,037)
 Net increase in loans originated for
  sale....................................      (79,927)     (22,358)     (40,636)
 (Increase) decrease in trading account
  securities..............................      (20,180)         326       27,679
 Decrease (increase) in accrued interest
  receivable..............................        2,683       16,838       (2,750)
 Increase (decrease) in accrued interest
  payable.................................       16,454      (22,935)      22,240
 Other, net...............................     (109,887)     (33,961)      65,426
                                            -----------  -----------  -----------
 Net cash provided by operating
  activities..............................       95,146      162,036      269,730
                                            -----------  -----------  -----------
INVESTING ACTIVITIES
Proceeds from sales of investment securi-
 ties.....................................    2,480,951    1,170,054      869,803
Proceeds from paydowns and maturities of
 investment securities (1)...................   857,890   15,690,565   29,189,932
Purchases of investment securities (1)....   (2,996,164) (16,198,470) (30,373,587)
Net decrease in short-term investments....       46,569      269,874     (163,207)
Net disbursements from lending activities
 of banking subsidiaries..................     (427,611)    (679,731)    (704,417)
Principal collected on loans of nonbank
 subsidiaries.............................       58,244       40,600       31,858
Loans originated by nonbank subsidiaries..      (68,986)     (57,474)     (40,272)
Principal payments received under leases..        3,889        3,566        4,652
Purchases of assets to be leased..........       (3,192)     (17,192)      (7,549)
Proceeds from the sale of other real es-
 tate.....................................       10,207        3,120       10,727
Net purchases of premises and equipment...      (33,083)     (24,337)     (25,028)
Purchases of deposits.....................          --           --         6,694
Proceeds from the sale of credit card
 loans....................................      366,694      337,716          --
Acquisitions..............................     (874,261)     (88,289)         --
Other, net................................       84,854        1,192      (17,874)
                                            -----------  -----------  -----------
 Net cash (used for) provided by invest-
  ing activities..........................     (493,999)     451,194   (1,218,268)
                                            -----------  -----------  -----------
FINANCING ACTIVITIES
Net increase in deposits..................      778,741       28,250      402,805
Net decrease in short-term borrowings.....     (411,499)    (405,452)     362,890
Proceeds from the issuance of long-term
 debt.....................................      196,951          --           --
Principal payments on long-term debt......      (20,033)     (10,000)
Proceeds from the issuance of medium-term
 bank notes...............................          --        50,000      325,000
Payments on medium-term bank notes........          --      (325,000)     (25,000)
Proceeds from the issuance of guaranteed
 preferred beneficial interests in junior
 subordinated debentures..................      148,317      145,801          --
Cash dividends paid.......................      (56,225)     (52,023)     (11,820)
                                            -----------  -----------  -----------
 Net cash provided by (used for) financ-
  ing activities..........................      636,252     (568,424)   1,053,875
                                            -----------  -----------  -----------
Increase in cash and cash equivalents.....      237,399       44,806      105,337
Cash and cash equivalents at January 1,...      842,266      797,460      692,123
                                            -----------  -----------  -----------
Cash and cash equivalents at December
 31,......................................  $ 1,079,665  $   842,266  $   797,460
                                            ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES
Interest payments.........................  $   403,948  $   329,677  $   292,308
Income tax payments.......................       38,603       21,142       48,244
NON-CASH INVESTING AND FINANCING ACTIVI-
 TIES
 Common stock issued to AIB in connection
  with purchase acquisition (note 3)......      504,281          --           --
 Loan charge offs.........................       46,688       45,478       38,448
 Transfers to other real estate...........        9,936        3,074        6,392

--------
(1) Includes purchases and maturities of Federal Agency discount notes which were utilized by the parent company of the Corporation for liquidity management purposes.
          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  First Maryland Bancorp and subsidiaries (the "Corporation") is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, The First National Bank of Maryland and First Omni Bank, N. A. (collectively the "National Banks") and Dauphin Deposit Bank and Trust Company and The York Bank and Trust Company (collectively with the National Banks, the "Banks"). Other subsidiaries of the Corporation are primarily engaged in consumer banking, construction lending, equipment, consumer, and commercial financing and investment advisory services. The Corporation is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of the Corporation conform to generally accepted accounting principles. The following is a description of the more significant of these policies:

  Basis of Presentation--The consolidated financial statements include the accounts of First Maryland Bancorp and all of its subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

  Use of Estimates--In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

  Business Combinations--Business combinations have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses from the date of the acquisition. Net assets of the companies acquired were recorded at their estimated fair values as of the date of acquisition.

  Foreign Currency Transactions--Foreign currency amounts, including those related to the foreign branch, are remeasured into the functional currency (the U.S. dollar) at relevant exchange rates. Aggregate transaction gains and losses are included in other income and other expense and are not material to the financial statements.

  Money Market Investments--Money market investments are stated at cost, which approximates fair value except for trading account securities. Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value of trading account securities and trading gains and losses are reported in other noninterest income.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase--Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Corporation's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral is obtained when deemed appropriate. The Corporation also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.

  Securities--The Corporation's securities portfolio is classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity.

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

  Loans--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect related estimated residual values to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on discounted loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees are generally recognized as income over the commitment and loan periods, respectively. Commercial, commercial real estate and residential mortgage loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or
(3) there has been significant deterioration in the financial position of the borrower. Retail loans are generally charged-off prior to payments of principal or interest becoming more than 150 days delinquent. Credit card loans are charged-off prior to payments becoming more than 179 days delinquent, except in the case of bankruptcies and deceased individuals when charge-offs occur in the month following notification. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral, if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the shortfall, if the ultimate collectibility of all amounts due is expected. The Corporation defines "minimum delay" as past due less than 90 days.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

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

  Premises and Equipment--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation is computed on the straight line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the respective leases or the lives of the assets. Maintenance and repairs are expensed as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life. Leases are accounted for as operating leases since none which meet the criteria for capitalization would have a material effect if capitalized.

  Intangible Assets--Intangible assets are primarily goodwill, or the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. Core deposit intangibles are amortized under the interest method over a period of up to 10 years, while other intangible assets are amortized on a straight line basis over terms of up to 10 years. Management evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and identifiable intangible assets. Impairment is measured using estimates of the future earnings potential of the entity or assets acquired.

  Mortgage Servicing Rights--A portion of the total cost of applicable mortgage loans is allocated to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes are used to determine the fair value of the mortgage servicing rights at origination. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are written off. The Corporation analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed the fair value.

  Other Real Estate and Assets Owned--Other real estate and other assets owned represent property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets owned, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for credit losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. If there is an improvement in fair value, the valuation allowance is reduced, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income. Expenses incurred in maintaining assets are included in other operating expenses.

  Income Taxes--The Corporation files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
date. Deferred taxes are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

  Derivative Financial Instruments--The Corporation enters into risk management instruments to adjust the interest rate sensitivity of select interest earning assets and interest bearing liabilities and to hedge the risk of future fluctuations in interest rates. The Corporation accounts for these instruments on an accrual basis when the following conditions are met: (1) the specific assets or liabilities to be hedged expose the Corporation to interest rate risk: (2) the financial instruments manage the interest rate risk exposure; (3) the financial instruments are designated to specific groups of assets or liabilities; and (4) at inception and throughout the terms of the financial instruments, there is a high correlation between the indices of the financial instruments and the indices of the designated assets of liabilities. Changes in the fair value of risk management instruments are not included in the financial statements. Interest income (expense) is adjusted on an accrual basis for the impact of payments to be made or received on these instruments in the category of the underlying hedged asset (liability). In addition, premiums and costs related to the purchase of these instruments are deferred and amortized as an adjustment to interest income or expense as determined by the nature of the underlying asset (liability). Gains or losses from the early termination of instruments are deferred and amortized into interest income (expense) over the shorter of the life of the underlying hedged asset (liability) or the remaining life of the instrument. Financial instruments that fail to meet the conditions noted above are considered trading instruments.

  The Corporation also enters into derivatives for trading purposes. Trading instruments are carried at fair value. Fair value is generally determined based on quoted market rates and pricing models. If these methods cannot be applied, quoted prices of similar instruments may be used. Fair values and accrued interest receivable (payable) are included in other assets and liabilities in the consolidated statements of condition. Gains, both realized and unrealized, are included in trading income, which is a component of noninterest income.

  Sales and Servicing of Loans--The Corporation periodically securitizes and sells credit card loans and other consumer loans. Servicing income, which represents the excess of interest and other fees earned on securitized assets over the interest paid to investors, estimated credit losses, servicing fees and other trust expenses, is recorded over the life of the transaction as earned. Transaction expenses are deferred and amortized over the reinvestment period of the transaction as a reduction of servicing income.

  Cash Flows--For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks of $1.6 million, $234 thousand and $21.9 million at December 31, 1997, 1996 and 1995, respectively, which are included in money market investments in the consolidated statements of condition.

  Stock Based Compensation--SFAS 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996, established financial accounting and reporting rules for stock based compensation plans. Those plans include all arrangements by which employees and directors receive shares of stock or other equity instruments of the Corporation, or the Corporation incurs liabilities to employees or directors based on the price of the Corporation's stock. Because the Corporation is a wholly owed subsidiary of AIB, the provisions of SFAS 123 also apply to compensation plans by which employees and directors receive shares of stock or other equity instruments of AIB. SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 also allows an entity to continue to measure stock based compensation using the intrinsic value method of Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123 had been applied. The Corporation retained the provisions of APB 25 for expense recognition purposes. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation's stock options equaled the market value of the underlying stock on the grant date.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

2. RECENT ACCOUNTING PRONOUNCEMENTS

  The Corporation adopted the required provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") on January 1, 1997. SFAS 125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize the financial assets when control has been surrendered in accordance with criteria provided in the Statement. The adoption of SFAS 125 did not have a material impact on the Corporation's financial position or results of operations.

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

  In June 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

  In February 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued and is effective for financial statements for periods beginning after December 15, 1997. SFAS 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87, "Employers' Accounting for Pensions, FAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions". Some of the more significant changes are that it standardizes the disclosure requirements for pensions and other postretirement benefits in one footnote; it requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; it eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; and it permits the aggregation of information about certain plans. SFAS does not change the existing measurement or recognition provisions of SFAS 87, SFAS 88 or SFAS 106.

3. ACQUISITION OF DAUPHIN DEPOSIT CORPORATION

  On July 8, 1997, the Corporation and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC") which was merged into the Corporation. Under terms of the Merger Agreement, holders of approximately 86% of the outstanding DDC common stock received AIB American Depository Shares ("ADSs") at an exchange ratio of one AIB ADS for each share of DDC common stock. Each AIB ADS represents six ordinary shares, IR 25p each, of AIB. The remaining DDC shareholders received $43.00 per share in cash for their DDC common stock. The AIB ADSs were valued at $43.00 per ADS which is the value of an ADS on the date the exchange ratio was established in accordance with the terms of the Agreement and U.S. GAAP. The aggregate value of the consideration paid to DDC shareholders under U.S. GAAP was $1.366 billion which was funded by cash and the issuance of $504.3 million in common stock to AIB as reported in the Consolidated Statements of Changes in Stockholders' Equity.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  On the date of acquisition, DDC had total assets of $7.0 billion and total deposits of $4.2 billion. This acquisition was accounted for as a purchase business combination and the results of operations have been included with the Corporation's results of operations since July 1, 1997. The Corporation recorded $942 thousand in imputed interest on the consideration used to acquire DDC for the period of July 1, 1997 to July 8, 1997. As a result of the acquisition, the Corporation recorded $901.6 million in intangible assets which included $825.1 million in goodwill and a core deposit intangible of $69.9 million. Goodwill is amortized on a straight line basis over 25 years. The core deposit intangible is amortized under the interest method over 10 years.

  A summary of unaudited pro forma combined financial information for the years ended December 31, 1997 and 1996 as if the transaction had occurred on January 1, 1997 and 1996 is presented below. The pro forma financial information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods. The effect of anticipated cost savings from the merger has not been included in the pro forma information.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Net interest income....................................... $575,097 $534,940
   Noninterest income........................................  379,679  310,795
   Net income................................................  147,538  129,609

4. MONEY MARKET INVESTMENTS

  Money market investments at December 31, 1997 and 1996 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Interest bearing deposits in other banks.................. $  1,656 $    234
   Trading account securities................................   39,539      --
   Federal funds sold........................................    5,275   32,975
   Securities purchased under agreements to resell...........   45,855   42,051
                                                              -------- --------
     Total money market investments.......................... $ 92,325 $ 75,260
                                                              ======== ========

5. INVESTMENT SECURITIES

  The amortized cost and fair values of available-for-sale securities at December 31, 1997 are as follows:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
   U.S. Treasury and U.S. Govern-
    ment Agencies.................  $  853,657  $ 8,521    $    (3)  $  862,175
   Mortgage backed obligations....   1,630,880   24,500       (145)   1,655,235
   Collateralized mortgage obliga-
    tions.........................     969,550    8,093       (897)     976,746
   Asset-backed securities........     304,638    4,743        (43)     309,338
   Obligations of states and po-
    litical subdivisions..........     426,938    8,331        (46)     435,223
   Other debt securities..........      60,768      --         --        60,768
   Equity securities..............     143,304    2,194       (876)     144,622
                                    ----------  -------    -------   ----------
     Total........................  $4,389,735  $56,382    $(2,010)  $4,444,107
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
                                    ==========  =======    ========  ==========

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1997 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            DECEMBER 31, 1997
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Due in one year or less............................... $  159,751 $  160,014
   Due after one year through five years.................    907,730    919,038
   Due after five years through ten years................    119,479    121,807
   Due after ten years...................................    154,403    157,307
   Mortgage-backed and asset backed securities(1)........  2,905,068  2,941,319
                                                          ---------- ----------
     Total............................................... $4,246,431 $4,299,485
                                                          ========== ==========

--------
(1) Includes mortgage-backed obligations, collateralized mortgage obligations and asset backed securities.

  Proceeds from the sale of investment securities available-for-sale were $2.5 billion, $1.2 billion and $869.8 million during 1997, 1996, and 1995 respectively. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Gross gains.................................... $  5,212  $  3,555  $  5,910
   Gross losses...................................   (4,756)   (3,452)   (3,774)
                                                   --------  --------  --------
     Total........................................ $    456  $    103  $  2,136
                                                   ========  ========  ========

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Investment securities from the consolidated investment portfolio with a book value of $1.9 billion at December 31, 1997 and $851.9 million at December 31, 1996 were pledged to secure public funds, trust deposits, repurchase agreements and funds transactions and for other purposes required by law.

6. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

  Impaired loans include commercial, commercial real estate and foreign loans. Impaired loans do not include certain groups of smaller, homogenous loans such as residential mortgages, retail loans and credit card loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. Reserves for possible future credit losses related to impaired loans are included in the allowance for credit losses applicable to other than impaired loans. The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance. Impaired loans are charged-off when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with the Corporation's method of interest recognition on nonaccrual loans.

  In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. At December 31, 1997, the difference between total nonaccrual loans and total impaired loans was $28.6 million which included nonaccrual residential mortgage loans of $24.8 million and a $3.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements but does not meet the definition of an impaired loan.

  At December 31, 1997 and 1996 the recorded investment in loans that were considered impaired was $31.7 million and $34.3 million, respectively. All impaired loans are included in nonperforming assets. Management does not individually evaluate certain smaller balance homogeneous loans for impairment. Included in the 1997 and 1996 amounts were $15.9 million and $8.9 million, respectively, of impaired loans for which the related allowance for credit losses was $7.3 million and $814 thousand, respectively. At December 31, 1997 and 1996 impaired loans that did not have a valuation allowance amounted to $15.8 million and $25.4 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 was approximately $34.1 million, $27.6 million and $33.6 million, respectively. Interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. For the years ended December 31, 1997, 1996 and 1995, the Corporation recognized interest income on impaired loans of $1.7 million, $201 thousand and $396 thousand, respectively.

  At December 31, 1997, the majority of the impaired loans were measured using the fair value of the loan's collateral. The valuation allowances for impaired loans and the activity related to impaired loans is included in the allowance for credit losses.

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged-off and that the allowance is adequate to cover all losses inherent in the portfolio at December 31, 1997. A summary of the activity in the allowance for the three years ended December 31, 1997 follows:

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Balance beginning of year.......................  $154,802  $177,621  $191,024
Provision charged to operating expenses.........    32,017     6,500    16,000
Less charge-offs, net of recoveries of $6,671
 $7,179, and $9,045.............................   (40,017)  (38,299)  (29,403)
Allowance on loans of acquired banks............    42,884    10,642       --
Allowance on loans sold.........................   (21,500)      --        --
Transfer of allowance to reserve for off-balance
 sheet liability................................       --     (1,662)      --
                                                  --------  --------  --------
Balance at end of year..........................  $168,186  $154,802  $177,621
                                                  ========  ========  ========

7. PREMISES AND EQUIPMENT

  Components of premises and equipment at December 31, 1997 and 1996 are as follows:

                                   DECEMBER 31, 1997              DECEMBER 31, 1996
                             ------------------------------ ------------------------------
                                      ACCUMULATED                    ACCUMULATED
                                      DEPRECIATION                   DEPRECIATION
                                          AND                            AND
                               COST   AMORTIZATION   NET      COST   AMORTIZATION   NET
                             -------- ------------ -------- -------- ------------ --------
                                                     (IN THOUSANDS)
   Land....................  $ 20,026   $    --    $ 20,026 $ 11,278   $    --    $ 11,278
   Buildings and land
    improvements...........    86,951     23,607     63,344   48,371     21,591     26,780
   Leasehold improvements..    46,121     24,367     21,754   41,234     23,115     18,119
   Furniture and
    equipment..............    75,783     46,926     28,857   56,679     38,066     18,613
   Computer hardware and
    software...............   104,300     67,418     36,882   90,218     58,307     31,911
                             --------   --------   -------- --------   --------   --------
     Total.................  $333,181   $162,318   $170,863 $247,780   $141,079   $106,701
                             ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $27.9 million in 1997, $23.2 million in 1996, and $22.4 million in 1995.

8. INTANGIBLE ASSETS

  Intangible assets at December 31, 1997 and 1996 included the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Goodwill.................................................. $885,411 $ 79,454
   Core deposit intangible...................................   60,617      --
   Premium on credit card loans..............................   11,307    7,986
   Other premiums on deposits................................    5,809    6,729
   Employment contracts......................................    3,184    3,891
   Other.....................................................    1,105      787
                                                              -------- --------
     Total................................................... $967,433 $ 98,847
                                                              ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

9. FUNDS SOLD AND PURCHASED AND REPURCHASE AGREEMENTS

  Federal funds sold and purchased generally represent one-day transactions, a portion of which arise because of the Corporation's market activity in Federal funds on behalf of its correspondent banks. At December 31, 1997, Federal funds sold totaled $5.3 million and Federal funds purchased totaled $1.1 billion. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and generally mature within three months.

  At December 31, 1997, securities purchased under agreements to resell totaled $45.9 million. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities purchased under agreements to resell averaged approximately $206.3 million during 1997, and the maximum amount outstanding at any month end during 1997 was $468.1 million.

  At December 31, 1997, securities sold under agreements to repurchase totaled $605.2 million. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities sold under agreements to repurchase averaged approximately $492.6 million during 1997, and the maximum amount outstanding at any month end during 1997 was $654.5 million.

10. OTHER BORROWED FUNDS, SHORT-TERM

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 1997 and 1996:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Bank notes................................................ $    --  $400,000
   Master demand notes of the Corporation....................  335,116  320,619
   Federal funds purchased-term..............................   70,000   60,000
   Treasury tax and loan note account........................   41,455   10,965
   Other.....................................................   40,119   29,893
                                                              -------- --------
     Total................................................... $486,690 $821,477
                                                              ======== ========

  At December 31, 1997, the Corporation had available lines of credit with third-party banks aggregating $100 million to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

11. LONG-TERM DEBT

  Following is a summary of the long-term debt of the Corporation at December 31, 1997 and 1996 which is all unsecured:

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             -------- --------
                                                              (IN THOUSANDS)
   Floating Rate Medium-term Bank Note due April 20, 1998... $ 50,000 $ 50,000
   10.375% Subordinated Capital Notes due August 1, 1999....   59,986   59,977
   8.68% Notes due January 31, 1997.........................      --    10,000
   8.67% Notes due March 20, 1997...........................      --    10,000
   8.375% Subordinated Notes due May 15, 2002...............   99,809   99,765
   7.20% Subordinated Notes due July 1, 2007................  199,892      --
   Obligations under capitalized leases.....................      283      --
                                                             -------- --------
     Total.................................................. $409,970 $229,742
                                                             ======== ========

  The combined maturities of all long-term debt are as follows:

    1998        1999         2000       2001        2002         THEREAFTER        TOTAL
    ----       -------       ----       ----       -------       ----------       --------
                               (IN THOUSANDS)
   $50,011     $59,986       $--        $--        $99,809        $200,164        $409,970

  The Floating Rate Medium-term Bank Note is senior indebtedness. There is no provision in any of the notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of the Corporation.

  The Floating Rate, Medium-term Bank Note matures April 20, 1998 and bears interest at an effective rate equal to the London inter-bank offered rate (LIBOR) for 1-month Eurodollar deposits. The rate at December 31, 1997 was 5.97%. Interest is payable quarterly and the note is not redeemable prior to maturity.

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

  The 7.20% Subordinated Notes mature July 1, 2007, with interest payable semiannually and are not redeemable prior to maturity. Concurrent with the issuance of these subordinated notes, the Corporation entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate.

12. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
DEBENTURES

  In December 1996 and February 1997, the Corporation issued an aggregate $300 million in Floating Rate Subordinated Capital Income Securities ("Capital Securities") through two wholly owned subsidiaries, First Maryland Capital I ("Capital I") and First Maryland Capital II ("Capital II"), Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

Trusts. The Corporation has fully and unconditionally guaranteed all of the Trusts' obligations under the Capital Securities. The Corporation purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation which represent the sole assets of the Trusts. At December 31, 1997, the guaranteed preferred beneficial interests in the Corporation's Junior Subordinated Debentures had a balance of $295.9 million.

  Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 1.00% for the $150 million issued in December 1996 by Capital I and LIBOR plus 0.85% for the $150 million issued in February 1997 by Capital II, in each case per a liquidation amount of $1,000 per Capital Security. Interest on the Junior Subordinated Debentures is calculated at the same rate as the Capital Securities.

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

13. REDEEMABLE PREFERRED STOCK

  The Corporation authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition in 1996. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 1997, all 90 thousand shares were outstanding and had a balance of $7.9 million. The cumulative dividends are payable quarterly when, and as declared by, the Corporation's Board of Directors out of funds legally available for such payments.

  The shares are redeemable at the Corporation's option or the holders' options (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

14. EMPLOYEE BENEFIT PLANS

  The Corporation sponsors three defined benefit pension plans. The largest plan ("the qualified plan") covers substantially all employees of the Corporation and its subsidiaries with the exception of two small nonbank subsidiaries; the two smaller plans ("the nonqualified plans") provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels.

  Effective December 31, 1997 the DDC pension plan was merged into the pension plan of the Corporation. Participants in the DDC plan became participants in the Corporation's plan at that time. The benefits earned through December 31, 1997 are determined based on the plan's provisions prior to the merger. The liability information presented in the following table is based on the plans in effect prior to January 1, 1998.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The qualified plan's funding status is as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997      1996
                                                          --------  ---------
                                                            (IN THOUSANDS)
   Plan assets at fair value (primarily marketable
    securities).......................................... $232,160  $ 127,061
                                                          --------  ---------
   Accumulated benefit obligation:
     Vested..............................................  149,989     94,647
     Non-vested..........................................    4,539      3,134
                                                          --------  ---------
       Total.............................................  154,528     97,781
   Additional benefits based on future salary levels.....   44,165     31,466
                                                          --------  ---------
   Projected benefit obligation..........................  198,693    129,247
                                                          --------  ---------
   Funded status--plan assets in excess (deficient) of
    the projected benefit obligation at December 31,..... $ 33.467  $ ( 2,186)
                                                          ========  =========
   Comprised of:
     Unrecognized net transition asset................... $  2,647  $   4,059
     Unrecognized prior service benefit..................    2,673      1,933
     Unrecognized net loss...............................  (20,497)   (27,645)
     Prepaid pension costs...............................   48,644     19,467
                                                          --------  ---------
       Total............................................. $ 33,467  $  (2,186)
                                                          ========  =========


  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation for the qualified plan were 7.34% and 7.26% at December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.50% in both 1997 and 1996. The expected long-term rate of return on plan assets used in determining pension cost was 8.50% to 9.25% in 1997, 9.25% in 1996 and 9.25% in 1995.

  Net periodic pension costs for the qualified plan include the following components:

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
   Net periodic pension costs:
     Service cost................................ $   8,174  $  7,077  $  5,309
     Interest cost...............................    11,597     8,755     7,887
     Return on assets............................  ( 27,523)  (11,529)  (19,488)
     Net amortization and deferral...............    12,326     1,783    11,156
                                                  ---------  --------  --------
       Total..................................... $   4,574  $  6,086  $  4,864
                                                  =========  ========  ========

  The Corporation also maintains nonqualified supplemental pension plans for certain key employees. All benefits provided under these plans are unfunded and any payments to plan participants are made by the Corporation.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The nonqualified plans' funding status is as follows:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
                                                                (IN THOUSANDS)
   Accumulated benefit obligation:
     Vested................................................... $ 12,719 $ 6,654
     Non-vested...............................................    1,506     414
                                                               -------- -------
       Total..................................................   14,225   7,068
   Additional benefits based on future salary levels..........    2,539   1,997
                                                               -------- -------
   Projected benefit obligation............................... $ 16,764 $ 9,065
                                                               ======== =======
   Comprised of:
     Unrecognized net transition liability.................... $    298 $   398
     Unrecognized prior service costs.........................    2,213   2,403
     Unrecognized net loss....................................    2,133     522
     Accrued pension costs....................................   12,120   5,742
                                                               -------- -------
       Unfunded status........................................ $ 16,764 $ 9,065
                                                               ======== =======

  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation for the nonqualified plan were 6.05% to 7.07% at December 31, 1997 and 5.48% to 6.59% at December 31, 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.50% in both 1997 and 1996.

  Net periodic pension costs for the nonqualified plans include the following components:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Net periodic pension costs:
     Service cost................................... $  1,100 $    574 $    560
     Interest cost..................................      926      608      702
     Net amortization and deferral..................      574      419      588
     Settlement expense.............................      --     1,705      --
                                                     -------- -------- --------
       Total........................................ $  2,600 $  3,306 $  1,850
                                                     ======== ======== ========

  For the year ended December 31, 1997, the Corporation had two defined contribution plans, one covering the employees of the Corporation other than DDC employees and a plan covering DDC employees. Under the non-DDC Plan eligible employees could enter the plan on January 1 or July 1 following their date of employment. Employees could contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% during 1997). The Corporation matched 50% of the first 6% of an employee's contribution. In addition, the Corporation made contributions based on accumulated, unused sick leave accrued at the end of the plan year for non-officer employees. Under the DDC plan eligible employees could enter the plan on January 1, April 1, July 1, and October 1 after satisfying the eligibility requirements which were: one year of service and age twenty-one or older; or the completion of three years of service. Employees could contribute varying percentages of their compensation up to 19% (highly compensated maximum of 6% during 1997). The Corporation matched 25% of the first 10% of an employees contribution. Defined contribution plan expenses totaled $4.7 million, $3.7 million and $3.2 million in 1997, 1996 and 1995, respectively.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Effective January 1, 1998, the defined contribution plan covering the employees of DDC was merged with the non-DDC plan to create one plan. Eligible employees may contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% for 1998). The Corporation will match 100% of the first 3% and 50% of the next 3% of an employee's contribution.

  In addition, the Corporation sponsors defined benefit postretirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are the same as those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through Health Maintenance Organizations and through an insurance company whose premiums are based on the benefits paid during the year.

  The following table sets forth the postretirement plan's funded status and amounts recognized in the Corporation's Consolidated Statements of Condition.

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Accumulated Postretirement Benefit Obligation:
     Inactive participants.................................. $ 22,237  $ 13,126
     Active employees fully eligible for benefits...........      600        92
     Active employees not eligible for benefits.............   13,234     9,082
                                                             --------  --------
   Accumulated postretirement benefit obligation............   36,071    22,300
   Unrecognized prior service cost..........................    2,874       --
   Unrecognized net gain....................................    3,049     3,858
   Unrecognized transition obligation.......................  (14,885)  (15,877)
                                                             --------  --------
   Accrued postretirement benefit costs..................... $ 27,109  $ 10,281
                                                             ========  ========

  The assumptions used in developing the present value of the postretirement benefit obligation are as follows:

                                                                    1997  1996
                                                                    ----  -----
   General inflation............................................... 4.50%  4.50%
   Weighted average discount rate.................................. 7.50   7.75
   Weighted average rate of compensation increase.................. 4.50   4.50
   Rate of increase in health care costs-initial................... 9.50  10.20
   Rate of increase in health care costs-ultimate.................. 4.50   4.30

  The resulting net periodic postretirement benefit costs consist of the following components:

                                  YEARS ENDED
                              ----------------------
                               1997    1996    1995
                              ------  ------  ------
                                 (IN THOUSANDS)
   Service cost.............  $1,220  $1,092  $1,056
   Interest cost............   2,003   1,550   1,695
   Amortization of
    unrecognized transition
    obligation..............     992     992     992
   Amortization of prior
    service cost............    (254)    --      --
   Amortization of net
    gain....................    (193)    (95)    (71)
                              ------  ------  ------
     Net periodic
      postretirement benefit
      costs.................  $3,768  $3,539  $3,672
                              ======  ======  ======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits is 9.5% for 1997 and is assumed to decrease gradually to 4.5% in the year 2002 and remain at that level thereafter. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each future year would have an immaterial impact on post retirement benefit costs.

15. STOCK OPTIONS AND AWARDS

  The Corporation's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of Allied Irish ("Common Stock") (or the equivalent thereof in Common Stock ADSs) and 200 thousand Non-Cumulative Preference Share ADSs of Allied Irish ("Preferred Stock") (together the "Restricted Stock"). An ADS, or American Depository Share, is a share issued under a deposit agreement representing the underlying ordinary share which is traded in the issuer's home market. Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. Awards aggregating the equivalent of 208 thousand shares of Common Stock were made during 1997. During 1996, 1994, 1993, 1991 and 1989, awards were made under the 1989 Plan aggregating the equivalent of 53 thousand, 342 thousand, 2.0 million, 2.0 million and 1.8 million shares of Common Stock and 3 thousand, 12 thousand, 57 thousand, 70 thousand and 51 thousand shares of Preferred Stock, respectively. Expenses relative to this plan totaled $913 thousand, $906 thousand, and $2.0 million in 1997, 1996, and 1995, respectively. The awards are subject to a restriction period of at least three years.

  Under the Corporation's 1995 Long-Term Incentive Plan (the "1995 Plan"), incentive awards were granted to participants at the commencement of the plan in January 1995. Awards will be paid to participants at the end of a three-year performance period ending December 31, 1997. At December 31, 1997 there was $11.8 million accrued for payouts under this plan. The amount of a participant's award is based on certain performance targets established at inception of the 1995 Plan, and will be paid in Common Stock ADSs and cash. If a participant's employment status changes during the performance period, then the award may be paid on a pro-rata basis or forfeited, depending on the nature of the change. Expenses relative to this plan totaled $5.8 million, $3.0 million and $3.0 million in 1997, 1996, and 1995, respectively. This plan has been replaced by the 1997 Stock Option Plan.

  The Corporation's 1997 Stock Option Plan provides for the grant to key employees of options to acquire AIB ADSs. The options are granted at no less than the fair market value of the stock at the date of the grant. All options granted to date were granted on December 29, 1997 at an exercise price of $56.00 per share. These options vest six months from the grant date and must be exercised within seven years of the grant date or they will expire. The Corporation and an independent trustee have created a trust which has been funded with 634,300 AIB ADSs acquired in the open market by the trust with the proceeds of a loan from the Corporation. Proceeds of option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of the Corporation's general creditors in the event of insolvency. The AIB ADSs held by the trust are classified on the Corporation's financial statements as investment securities available-for-sale. At December 31, 1997 investment securities available-for-sale included $35.2 million in AIB ADS's related to the 1997 Stock Option Plan. Any decline in value of the AIB ADSs in the trust will be reflected as an unrealized loss on investment securities available-for-sale and reflected in stockholders' equity. AIB will not issue any securities in connection with the 1997 Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the 1997 Stock Option Plan.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following summarizes option activity during 1997. None of the options were exercisable at December 31, 1997:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                            OUTSTANDING  PRICE
                                                            ----------- --------
   Outstanding December 31, 1996...........................       --     $  --
   Granted.................................................   634,300     56.00
                                                              -------    ------
   Outstanding December 31, 1997...........................   634,300    $56.00
                                                              =======    ======

  For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 1997 was $10.55 per share which was estimated at the date of grant using a Black-Scholes option pricing model.

  The following weighted average assumptions were used in the option pricing model: a risk free interest rate of 5.77%; an expected life of the option of 7 years; an expected future dividend yield of 4.53%; and a volatility factor of
0.22. The weighted average grant date fair value of options granted during 1997 was $6.7 million. There would have been no compensation expense in 1997 using the fair value method to measure compensation expense because the options were granted on December 29, 1997.

16. OTHER INCOME AND OTHER OPERATING EXPENSES

  The following table summarizes the more significant elements of these accounts for the three years ended December 31, 1997:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Other income:
     Security sales and fees........................ $ 12,553 $  5,171 $  3,918
     Other..........................................   49,310   36,260   39,644
                                                     -------- -------- --------
       Total........................................ $ 61,863 $ 41,431 $ 43,562
                                                     ======== ======== ========
   Other operating expenses:
     External services.............................. $ 33,363 $ 26,247 $ 21,205
     Postage and communications.....................   21,393   17,059   14,997
     Advertising....................................   16,871   15,940   16,299
     Professional service fees......................    9,863   10,149    8,674
     Other..........................................   47,868   37,273   46,422
                                                     -------- -------- --------
       Total........................................ $129,358 $106,668 $107,597
                                                     ======== ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

17. MERGER RELATED EXPENSES

  In the fourth quarter of 1997, the Corporation completed its target environment and integration plan in connection with the acquisition of DDC. As a result, the Corporation recorded $20 million in merger related expenses including professional fees of $5.4 million related to the development of the target environment and integration plan and a $14.6 million restructuring charge. These costs were in addition to acquisition costs related to DDC which were recorded as a component of goodwill. Included in the restructuring charge were $5.7 million in severance and outplacement costs associated with the elimination of approximately 101 full-time equivalent employees; $7.7 million in costs associated with owned and leased facilities that will be vacated, and furniture, equipment, software and leasehold improvements that will be abandoned or sold as a result of business or process changes; and $1.2 million in other costs. The following table reflects a summary of activity with respect to the restructuring reserve at December 31, 1997.

                                                                   (IN MILLIONS)
   Balance January 1, 1997........................................     $  --
   Provisions charged against income..............................      14.6
   Cash outlays...................................................       3.4
                                                                       -----
   Balance at December 31, 1997...................................     $11.2
                                                                       =====

18. INCOME TAXES

  The components of income tax expense (benefit) for the three years ended December 31, 1997 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1997      1996     1995
                                                      -------  -------- --------
                                                           (IN THOUSANDS)
   Current:
     Federal......................................... $22,898  $ 22,678 $ 28,708
     Foreign(1)......................................     133       330      377
     State...........................................  (3,315)    3,209    2,639
                                                      -------  -------- --------
       Total current.................................  19,716    26,217   31,724
                                                      -------  -------- --------
   Deferred:
     Federal.........................................  54,138    44,220   29,329
     State...........................................  10,447     4,413    2,939
                                                      -------  -------- --------
       Total deferred................................  64,585    48,633   32,268
                                                      -------  -------- --------
   Total income tax expense.......................... $84,301  $ 74,850 $ 63,992
                                                      =======  ======== ========

--------

(1) Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1997 follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
   Percent of pre-tax income:
     Statutory Federal income tax rate..........    35.00%    35.00%    35.00%
   Increase (decrease) in tax rate resulting
    from:
     Tax exempt income..........................    (2.45)    (1.60)    (2.74)
     State income taxes, net of Federal
      benefits..................................     1.97      2.49      1.97
     Amortization of intangibles................     3.14      0.66      0.49
     Other, net.................................    (1.86)    (0.43)     0.02
                                                 --------  --------  --------
   Effective tax rate...........................    35.80%    36.12%    34.74%
                                                 ========  ========  ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             -------- --------
                                                              (IN THOUSANDS)
   Deferred tax assets:
     Bad debt............................................... $ 64,864 $ 64,349
     Deferred compensation..................................   10,653   13,025
     Income on loans........................................    1,812    6,101
     Depreciation...........................................      --     1,194
     Other..................................................   17,415   12,108
                                                             -------- --------
       Total gross deferred tax assets......................   94,744   96,777
                                                             -------- --------
   Deferred tax liabilities:
     Leases.................................................  250,078  167,117
     Unrealized gains on investment securities available-
      for-sale..............................................   19,981    5,512
     Debt and securities sales..............................      815    5,270
     Pensions...............................................      500    2,486
     Depreciation...........................................    1,095      --
     Other..................................................      --     6,931
                                                             -------- --------
       Total gross deferred tax liabilities.................  272,469  187,316
                                                             -------- --------
       Net deferred tax liability........................... $177,725 $ 90,539
                                                             ======== ========

19. REGULATORY MATTERS AND DIVIDEND RESTRICTIONS

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Qualitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1997, that the Corporation and its subsidiary banks met all capital requirements to which they are subject.

  As of December 31, 1997, the most recent notification from the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Corporation and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation or its subsidiary banks' categories.

  The Corporation and its subsidiary banks' actual capital amounts and ratios at December 31, 1997 and 1996 are presented in the following table.

                                                                  MINIMUM TO BE "WELL
                                                                   CAPITALIZED" UNDER
                                            MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                               ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                          ----------------  --------------------------------------------
                            AMOUNT   RATIO     AMOUNT     RATIO      AMOUNT     RATIO
                          ---------- -----  ------------ --------------------- ---------
As of December 31, 1997                     (DOLLARS IN THOUSANDS)
TOTAL CAPITAL (TO RISK
WEIGHTED ASSETS):
The Corporation.........  $1,688,644 11.90% $  1,135,499   8.00%  $  1,419,374   10.00%
The First National Bank
 of Maryland............     867,544 10.02       692,747   8.00        865,934   10.00
Dauphin Deposit Bank and
 Trust Company..........     440,776 10.39       339,236   8.00        424,046   10.00
The York Bank and Trust
 Company................      90,789 10.62        68,383   8.00         85,478   10.00
First Omni Bank, N.A. ..      91,567 47.39        15,458   8.00         19,323   10.00
TIER 1 CAPITAL (TO RISK
WEIGHTED ASSETS):
The Corporation.........  $1,178,215  8.30% $    567,749   4.00%  $    851,624    6.00%
The First National Bank
 of Maryland............     623,397  7.20       346,374   4.00        519,561    6.00
Dauphin Deposit Bank and
 Trust Company..........     352,892  8.32       169,618   4.00        254,427    6.00
The York Bank and Trust
 Company................      80,070  9.37        34,191   4.00         51,287    6.00
First Omni Bank, N.A. ..      81,107 41.98         7,729   4.00         11,594    6.00
TIER 1 CAPITAL (TO
AVERAGE ASSETS):
The Corporation.........  $1,178,215  7.26% $    648,751   4.00%  $    810,939    5.00%
The First National Bank
 of Maryland............     623,397  6.72       370,761   4.00        463,451    5.00
Dauphin Deposit Bank and
 Trust Company..........     352,892  6.08       231,988   4.00        289,985    5.00
The York Bank and Trust
 Company................      80,070  7.52        42,585   4.00         53,231    5.00
First Omni Bank, N.A. ..      81,107 22.15        14,649   4.00         18,311    5.00
As of December 31, 1996
TOTAL CAPITAL (TO RISK
WEIGHTED ASSETS):
The Corporation.........  $1,578,032 17.20% $    733,933   8.00%  $    917,417   10.00%
The First National Bank
 of Maryland............     770,336 10.37       594,441   8.00        743,051   10.00
The York Bank and Trust
 Company................     116,515 14.76        63,168   8.00         78,960   10.00
First Omni Bank, N.A. ..      80,121 12.85        49,864   8.00         62,330   10.00

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                                                  MINIMUM TO BE "WELL
                                                                   CAPITALIZED" UNDER
                                            MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                               ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                          ----------------  --------------------- ---------------------
                            AMOUNT   RATIO    AMOUNT     RATIO      AMOUNT     RATIO
                          ---------- -----  ----------- --------- ----------- ---------
                                            (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL (TO RISK
WEIGHTED ASSETS):
The Corporation.........  $1,295,417 14.12% $   366,967    4.00%  $   550,450    6.00%
The First National Bank
 of Maryland............     521,291  7.02      297,220    4.00       445,830    6.00
The York Bank and Trust
 Company................     106,601 13.50       31,584    4.00        47,376    6.00
First Omni Bank, N.A. ..      62,033  9.95       24,932    4.00        37,398    6.00
TIER 1 CAPITAL (TO
AVERAGE ASSETS):
The Corporation.........  $1,295,417 12.18% $   425,405    4.00%  $   531,757    5.00%
The First National Bank
 of Maryland............     521,291  6.17      337,828    4.00       422,285    5.00
The York Bank and Trust
 Company................     106,601 10.04       42,452    4.00        53,065    5.00
First Omni Bank, N.A. ..      62,033 11.40       21,757    4.00        27,197    5.00

  Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. The subsidiary banks can initiate dividend payments in 1998, without prior regulatory approval of $22.7 million (after giving effect to a $43 million special dividend from First Omni in February
1998), plus an amount equal to their net profits for 1998, as defined by statute, up to the date of any such dividend declaration.

  Section 23A of the Federal Reserve Act limits extensions of credit that can be made from the Banks to any affiliate (with certain exceptions), including the Parent Company. Loans to any one affiliate may not exceed 10% of a bank subsidiary's capital and surplus and loans to all affiliates cannot exceed 20% of such bank subsidiary's capital and surplus. Additionally, all loans must be collateralized and must have terms comparable to those with unaffiliated companies.

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1997 and 1996 were $58.2 million and $20.2 million, respectively.

20. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

  RISK MANAGEMENT INSTRUMENTS

  Off-balance sheet financial instruments are utilized to modify the interest rate characteristics of related assets or liabilities and to provide basis risk protection. These financial agreements, which are often referred to as derivative financial instruments ("derivatives"), include interest rate swaps, interest rate caps and floors, and options. Derivatives are an integral part of the Corporation's risk management process and allow the Corporation to modify the repricing or maturity characteristics of assets and liabilities in a cost-efficient manner. For example, the Corporation utilizes interest rate swaps to convert fixed rate assets to floating rate assets or vice versa. When the Corporation uses swaps to match fund fixed rate term loans to customers, the Corporation is converting the fixed rate loans to floating rate loans that better match the floating rate deposits received from core customers. This flexibility helps the Corporation to achieve liquidity, capital, and interest rate risk objectives.

  Interest rate swaps are also used to convert floating rate liabilities to fixed rate liabilities or vice versa. Interest rate swaps designated to certain liabilities are used to extend the period over which the Corporation's short-term deposits reprice, thus locking in fixed rates. This offers protection against liabilities repricing faster

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
than assets during periods of rising interest rates. Interest rate swaps sold as liability hedges are used to adjust fixed rate long-term deposits to floating rate deposits. The Corporation receives a fixed rate on this type of swap that offsets the fixed rate paid on the term deposits thus converting the deposits to a floating rate. By issuing long-term deposits, the Corporation increases its overall liquidity. Customer demand for long-term deposits is primarily for fixed rate. Interest rate swaps allow the Corporation to swap fixed rate liabilities for floating rate liabilities when appropriate for interest rate sensitivity purposes.

  The Corporation also utilizes interest rate swaps to extend the period over which floating rate assets (e.g. prime rate loans) reprice thus locking in a fixed rate. This strategy is used to reduce the asset sensitivity of the balance sheet or to better match maturities of assets or liabilities. Basis swaps are sometimes utilized to protect the interest rate spread between assets and liabilities that are repriced based on different indices. Prime rate loans are often funded by liabilities that reset off a CD index, treasury index, or LIBOR. Basis swaps lock in the spread between different indices during the life of the swaps. These swaps transfer the basis risk to third parties willing to assume the risk and allow the Corporation to lock in interest rate spreads between certain assets and liabilities.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table presents the expected maturities and fair values of the risk management instruments entered into by the Corporation at December 31, 1997 as well as the weighted average maturity and weighted average receive and pay rates for the instruments at December 31, 1997. The Corporation's credit risk exposure is represented by the instruments detailed below with a positive fair value. The Corporation would incur a loss if it was necessary to replace these instruments due to counterparty default. The Corporation minimizes the credit risk of these instruments through adherence to credit approvals, risk control limits, and monitoring procedures. Market risk is the risk of decline in the value of the contract arising from adverse movements in price, index or rate of the instrument underlying the contract. Exposure to market risk is managed in accordance with the Corporation's approved risk limits and by entering into offsetting positions.

                                                        DECEMBER 31, 1997
                          ------------------------------------------------------------------------------------
                                              EXPECTED MATURITY                                       WEIGHTED
                          ----------------------------------------------------------------  ESTIMATED AVERAGE
                                                                         AFTER                FAIR    MATURITY
                            1998      1999      2000     2001    2002     2002     TOTAL    VALUE (1) IN YEARS
                          --------  --------  --------  -------  -----  --------  --------  --------- --------
                                                 (DOLLARS IN THOUSANDS)
DESIGNATED TO ASSETS:
INTEREST RATE SWAPS SOLD
Convert floating rate to
 fixed rate.............                                                                     $  (918)   2.03
Notional amount.........  $ 50,000  $150,000  $100,000  $75,000  $ --   $    --   $375,000
Weighted average receive
 rate...................      5.80%     6.16%     5.76%    5.49%   -- %      -- %     5.87%
Weighted average pay
 rate...................                                                              5.85%
INTEREST RATE SWAPS
 PURCHASED
Convert fixed rate to
 floating rate..........                                                                     $  (771)   2.48
Notional amount.........  $    --   $ 15,000  $  5,674  $24,450  $ --   $    --   $ 46,124
Weighted average pay
 rate...................       -- %     5.16%     6.03%    7.01%   -- %      -- %     6.29%
Weighted average receive
 rate...................                                                              5.77%
DESIGNATED TO
 LIABILITIES:
INTEREST RATE SWAPS SOLD
Convert fixed rate to
 floating rate..........                                                                     $10,851    4.54
Notional amount.........  $240,000  $    --   $ 25,000  $   --   $ --   $200,000  $465,000
Weighted average receive
 rate...................      6.19%      -- %     6.36%     -- %   -- %     6.61%     6.38%
Weighted average pay
 rate...................                                                              5.84%
INTEREST RATE CAPS
 PURCHASED
Cap floating rate at
 strike level...........                                                                     $   --     1.45
Notional amount.........  $    --   $106,000  $    --   $   --   $ --   $    --   $106,000
Strike level (2)........       -- %    13.50%      -- %     -- %   -- %      -- %    13.50%
CALL OPTIONS PURCHASED..
Notional amount.........  $    275  $  1,610  $    --   $   --   $ --   $    --   $  1,885   $   568    1.22
BASIS SWAPS
Convert floating rate to
 different index........                                                                     $   (43)   0.63
Notional amount.........  $ 50,000  $ 30,000  $    --   $   --   $ --   $    --   $ 80,000
Weighted average receive
 rate...................                                                              5.85%
Weighted average pay
 rate...................                                                              5.87%

--------
(1) Estimated fair values include carrying amounts which represent accrued interest receivable (payable) and the following deferred fees: deferred gains on the early termination of interest rate swaps purchased, $5.2 million, deferred losses on the early termination of interest rate swaps sold, $858 thousand and deferred premiums on call options purchased, $46 thousand.
(2) Pays interest if interest rates exceed 13.50%.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table summarizes the activity of the risk management instruments entered into by the Corporation, by notional amounts, for the year ended December 31, 1997.

                    ACTIVITY OF RISK MANAGEMENT INSTRUMENTS

                               DESIGNATED TO DESIGNATED TO  BASIS
                                  ASSETS      LIABILITIES   SWAPS    TOTAL
                               ------------- ------------- ------- ----------
                                               (IN THOUSANDS)
   Balance at beginning of
    year.....................    $ 763,923     $ 514,536   $80,000 $1,358,459
   Additions.................      100,000       340,000       --     440,000
   Maturities/amortizations..         (299)     (281,651)      --    (281,950)
   Terminations..............     (442,500)          --        --    (442,500)
                                 ---------     ---------   ------- ----------
   Balance at December 31,
    1997.....................    $ 421,124     $ 572,885   $80,000 $1,074,009
                                 =========     =========   ======= ==========

  Deferred losses on the early termination of interest rate swaps with notional balances of $200 million designated to the Corporation's prime based commercial loans were $858 thousand at December 31, 1997 which will be amortized into income in 1998.

  The deferred gain on the early termination of an interest rate swap with a notional balance of $100 million designated to the Corporation's Federal funds purchased was $57 thousand at December 31, 1997 which will be amortized into income in 1998. The deferred gain on the early termination of an interest rate swap designated to the Corporation's credit card securitization was $5.2 million at December 31, 1997. This gain will be amortized over the life of the securitization as a component of servicing income until the credit card securitization is sold in 1998.

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

  At December 31, 1997, residential mortgages held-for-sale, residential mortgage firm and anticipated commitments, and offsetting commitments to deliver residential mortgages were as follows:

                                                                   DECEMBER 31,
                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
   Residential mortgages held-for-sale...........................    $472,024
   Commitments to originate mortgage loans:
     Firm commitments............................................     100,201
     Anticipated commitments.....................................      48,335
   Mandatory commitments to deliver: (1)
     Securitized mortgages.......................................     273,250
   Optional commitments to deliver:
     Whole mortgage loans........................................     205,914
   Purchased call and put options................................      15,000

--------
(1) Net of offsetting transactions used in pair-offs of $11.5 million.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The net fair values of the residential mortgages held-for-sale, firm and anticipated commitments to originate mortgage loans, and the related commitments to deliver residential mortgage loans were $473.2 million at December 31, 1997.

  For the year ended December 31, 1997, the risk management instruments entered into by the Corporation had the following impact on the components of net interest income: gross interest income decreased $3.3 million and gross interest expense decreased $4.2 million, which resulted in a $874 thousand increase in net interest income.

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

  The following table summarizes the Corporation's net trading income by category of instrument.

                                                      YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996    1995
                                                      --------  ----------------
   Interest rate contracts........................... $ (1,224) $   309 $ 1,451
   Foreign exchange contracts........................    3,483    2,913   2,708
   Securities........................................    5,058    1,719     902
                                                      --------  ------- -------
     Total net trading income........................ $  7,317  $ 4,941 $ 5,061
                                                      ========  ======= =======

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 1997. The Corporation's credit risk exposure is represented by the instruments detailed below with a positive fair value. The Corporation would incur a loss if it was necessary to replace these instruments due to counterparty default. The Corporation minimizes the credit risk of these instruments through adherence to credit approvals, risk control limits, and monitoring procedures. Market risk is the risk of decline in the value of the contract arising from adverse movements in price, index or rate of the instrument underlying the contract. Exposure to market risk is managed in accordance with the Corporation's approved risk limits and by entering into offsetting positions. In addition, trading systems are in place which measure risks and profitability associated with trading positions as market movements occur.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                      DECEMBER 31, 1997
                              ---------------------------------
                                              FAIR VALUES
                               NOTIONAL  ----------------------
                               AMOUNTS   END-OF-PERIOD AVERAGE
                              ---------- ------------- --------
                                       (IN THOUSANDS)
   INTEREST RATE CONTRACTS:
   Interest rate swaps....... $1,568,500
     In a receivable
      position...............               $ 8,284    $  8,284
     In a payable position...                (5,311)     (7,702)
   Interest rate caps and
    floors...................  1,332,041
     Interest rate caps and
      floors held............                 1,803       1,803
     Interest rate caps and
      floors written.........                (1,765)     (1,803)
   Swaptions.................     60,000
     Swaptions held..........                   378         270
     Swaptions written.......                  (371)       (265)
   Futures...................    360,000
     In a favorable
      position...............                   --          --
     In an unfavorable
      position...............                   --          --
   FOREIGN EXCHANGE
    CONTRACTS:
   Options...................  1,080,922
     Options held............                38,486      39,157
     Options written.........                (8,608)    (30,495)
   Forwards..................    968,137
     In a favorable
      position...............                 4,291       9,389
     In an unfavorable
      position...............                (4,075)     (9,035)
   SECURITIES:
     Commitments to
      purchase...............    198,908        --          --
     Commitments to sell.....    202,212        --          --

OTHER OFF-BALANCE SHEET COMMITMENTS

  CREDIT RELATED INSTRUMENTS

  Financial instruments whose contractual amounts represent potential credit risk at December 31, 1997 and 1996 are persented below:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   Commitments to extend credit.......................... $8,290,032 $8,457,494
   Commercial letters of credit..........................     37,699     47,988
   Standby letters of credit.............................  1,165,516    587,820
   Securities lent.......................................      8,946     82,495
   Loans sold with recourse..............................    198,635    258,565

  The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. The credit risk associated with loan commitments is essentially the same as that involved in extending loans to customers. Collateral requirements and loan to value

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
ratios are the same as those for funded transactions and are established based on management's assessment of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Commercial letters of credit are conditional commitments issued by the Corporation in connection with obligations of customers (account parties) to other persons (beneficiaries). A draw on a letter of credit by the beneficiary creates a reimbursement obligation from the account party to the Corporation. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller upon compliance with specific terms of the commercial letter of credit.

  Standby letters of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both commercial and standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

  Securities lent represent securities owned by the Corporation or its customers which are lent to third parties. The contract amount represents potential credit risk. However, the Corporation obtains collateral, with a fair value exceeding 100 percent of the contract amount, for all securities lent which is used to indemnify the Corporation and customers against possible losses resulting from third party defaults.

  Loans sold with recourse are loans sold to a third party with an agreement that the Corporation will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbanking subsidiary of the Corporation originates, sells and services loans in conjunction with the Fannie Mae Delegated Underwriting and Servicing (DUS) program. Under this program, the Corporation's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 1997 and 1996, the Corporation's credit risk on loans sold with recourse under the Fannie Mae DUS program totaled $104.8 million and $89.6 million, respectively.

  CONCENTRATIONS OF CREDIT RISK

  The majority of the Corporation's loan activity is with customers within the Baltimore/Washington and greater Harrisburg, Pennsylvania marketplaces which encompass all of Maryland, Washington, D.C., Northern Virginia and South Central Pennsylvania. As such, its performance will be influenced by the economy of those regions. The loan portfolio is diversified with no single industry or customer comprising a significant portion of the total portfolio.

  SECURITIZED ASSETS

  The Corporation's subsidiaries have securitized and sold manufactured housing loans and credit card loans with aggregate outstanding balances totaling $594.5 million and $609.3 million at December 31, 1997 and 1996, respectively. The Corporation's subsidiaries receive market-rate servicing fees to service these loans. The excess of interest and other fees earned on securitized assets over the interest paid to investors, estimated credit losses, servicing fees and other trust expenses may be paid to the servicer or may be used in whole or in part to support the credit quality of the assets for the benefit of investors. No gains or losses were recorded in connection with

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
the sales. At December 31, 1997 and 1996, respectively, $94.5 million and $109.3 million in manufactured housing loans were serviced by outside parties for a fixed fee under subservicing agreements. On February 25, 1998, the Corporation's credit card subsidiary disposed of its interest in the credit card securitization. The subsidiary will continue to service the securitized assets for approximately sixty days.

  LEASE COMMITMENTS

  The Corporation occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $20.1 million in 1997, $17.2 million in 1996, and $18.0 million in 1995. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $4.3 million in 1997, $2.4 million in 1996, and $2.6 million in 1995. Aggregate minimum annual noncancellable long-term lease commitments, net of subleases, total approximately $20.5 million in 1998, $17.2 million in 1999, $15.4 million in 2000, $13.4 million in 2001, $11.4 million in 2002 and $55.7 million thereafter.

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1997.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following is information about fair value of financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

  The following methods and assumptions were used by the Corporation in estimating the fair value for its financial instruments.

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

  LOANS: For credit card and home equity loans/lines of credit with short-term or variable characteristics, the total loans outstanding approximate fair value. This amount excludes any value related to the account relationship. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate and adjusting for an appropriate spread to cover credit risk and operating costs.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  INTEREST RECEIVABLE AND INTEREST PAYABLE: The carrying amount approximates fair value.

  NONINTEREST BEARING DEPOSITS: The fair value of these instruments is the amount payable on demand at the reporting date.

  INTEREST BEARING DEPOSITS: The fair value of interest bearing demand deposits, savings accounts and money market deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits could be acquired.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The estimated fair values of the Corporation's financial instruments are as follows:

                                         1997                   1996
                                 ---------------------- ----------------------
                                  CARRYING      FAIR     CARRYING      FAIR
                                   AMOUNT      VALUE      AMOUNT      VALUE
                                 ----------  ---------- ----------  ----------
                                               (IN THOUSANDS)
   ASSETS:
   Cash and due from banks.....  $1,078,009  $1,078,009 $  842,032  $  842,032
   Money market investments....      92,325      92,325     75,260      75,260
   Investment securities
    available-for-sale.........   4,444,107   4,444,107  2,552,620   2,552,620
   Loans held-for-sale.........     482,152     484,099    150,742     152,989
   Loans(a)....................   9,151,966   9,176,254  6,217,957   6,331,693
   Interest receivable.........      95,483      95,483     61,641      61,641
   LIABILITIES:
   Noninterest bearing
    deposits...................   2,957,888   2,957,888  2,248,252   2,248,252
   Interest bearing deposits...   9,506,268   9,517,625  5,249,446   5,245,825
   Funds sold and securities
    sold under agreements to
    repurchase.................   1,697,468   1,697,468    533,547     533,547
   Other borrowed funds, short-
    term.......................     486,910     486,910    821,477     821,477
   Long-term debt..............     409,970     432,910    229,742     241,489
   Interest payable............      79,762      79,762     37,956      37,956
   OFF-BALANCE SHEET ASSETS
    (LIABILITIES):
   Interest rate swap
    agreements.................        (301)     12,092      7,405       5,283
   Interest rate caps and
    floors.....................          38          38          1           1
   Interest rate futures.......         --          --         --           43
   Interest rate options.......         615         598      2,620       2,358
   Foreign exchange options....      29,878      29,878     (4,313)     (4,313)
   Foreign exchange forwards...         216         216      3,685       3,685

--------
(a) Leases receivable with carrying values totaling $763.4 million and $425.7 million at December 31, 1997 and 1996, respectively, are excluded. The carrying values are net of the allowance for loan losses and related unearned income.

22. LITIGATION

  Various legal actions and proceedings are pending involving First Maryland or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to First Maryland's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $213 million at December 31, 1997. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition"). Dauphin filed a Brief in Opposition to the Petition on November 3, 1997 and Dauphin is awaiting the decision of the Supreme Court of Pennsylvania as to whether it will hear the class' appeal. Neither management nor counsel can predict the outcome of the class' Petition or the timeframe within which the Supreme Court of Pennsylvania will act on the Petition with any reasonable degree of certainty. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

23. SUBSEQUENT EVENTS

  On February 13, 1998, the Corporation sold the residential first mortgage loan origination business of First National Mortgage Corporation and Eastern Mortgage Services, Inc., its mortgage banking subsidiaries, to National City Mortgage Co. This transaction will not materially impact the consolidated financial position or results of operations of the Corporation. On February 25, 1998, the Corporation sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust to Bank of America National Association ("BOANA"). The Corporation realized a pre-tax gain of $60 million on the sale. BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

  In January, 1998, approximately $1.5 billion in U.S. Treasury securities and mortgage backed obligations were sold to reduce corporate wide interest rate and prepayment risk given the current market environment. The sales resulted in pre-tax gains of $30.3 million. The proceeds from the sale will be invested in securities possessing less prepayment risk but lower returns than the securities sold.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

24. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

  Following is condensed financial information of First Maryland Bancorp (parent company only):

                         CONDENSED STATEMENTS OF INCOME

                             FIRST MARYLAND BANCORP

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1997      1996       1995
                                                 --------  ---------  --------
                                                       (IN THOUSANDS)
   INCOME:
     Dividends from subsidiaries:
       Bank subsidiaries........................ $ 76,000  $ 210,000  $ 26,000
       Nonbank subsidiaries.....................   87,447     17,162     3,124
     Interest income from subsidiaries:
       Bank subsidiaries........................   27,940      5,982    15,153
       Nonbank subsidiaries.....................    9,377      9,756    12,159
     Other interest and dividend income.........   12,908     24,057    27,665
     Other income...............................   16,748      7,905     9,440
                                                 --------  ---------  --------
         Total income...........................  230,420    274,862    93,541
                                                 --------  ---------  --------
   EXPENSES:
     Interest expense, short-term debt..........   16,900     17,478    21,392
     Interest expense, long-term debt...........   42,113     16,993    17,475
     Other expenses.............................   31,317      3,910     8,371
                                                 --------  ---------  --------
         Total expenses.........................   90,330     38,381    47,238
                                                 --------  ---------  --------
   INCOME BEFORE TAXES AND EQUITY IN
    UNDISTRIBUTED NET INCOME OF SUBSIDIARIES....  140,090    236,481    46,303
   Income tax (benefit) expense.................  (10,976)     1,603     5,977
                                                 --------  ---------  --------
   INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
    INCOME OF SUBSIDIARIES......................  151,066    234,878    40,326
   Equity in undistributed net income of
    subsidiaries(1).............................      122   (102,541)   79,861
                                                 --------  ---------  --------
   NET INCOME................................... $151,188  $ 132,337  $120,187
                                                 ========  =========  ========

--------
(1) Amount in brackets represents the excess of dividends paid over net income of subsidiaries.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION

                             FIRST MARYLAND BANCORP

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                              (IN THOUSANDS)
ASSETS
Cash.....................................................  $    9,494 $      980
Interest bearing deposits in other banks.................     105,296    523,603
Securities purchased under agreements to resell..........      20,000     20,000
Investment securities available-for-sale.................      78,963     24,518
Investment in subsidiaries:
  Bank subsidiaries......................................   2,112,775    773,517
  Nonbank subsidiaries...................................      88,234    248,181
Loans and advances to subsidiaries:
  Bank subsidiaries......................................     229,000    113,000
  Nonbank subsidiaries...................................     241,075    172,446
Loans, net of unearned income............................      15,950     17,079
Premises and equipment...................................       7,541      4,049
Other assets.............................................      60,598     49,464
                                                           ---------- ----------
    Total assets.........................................  $2,968,926 $1,946,837
                                                           ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt..........................................  $  335,116 $  320,687
Long-term debt...........................................     664,712    331,406
Other liabilities........................................      88,343     39,547
                                                           ---------- ----------
    Total liabilities....................................   1,088,171    691,640
4.50% Cumulative redeemable preferred stock, Series A, $5
 par value per share, $100 liquidation Preference per
 share; authorized and issued 90,000 shares..............       7,898      7,700
Stockholders' equity.....................................   1,872,857  1,247,497
                                                           ---------- ----------
    Total liabilities, redeemable preferred stock and
     stockholders' equity................................  $2,968,926 $1,946,837
                                                           ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                            FIRST MARYLAND BANCORP

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                           1997         1996          1995
                                         ---------  ------------  ------------
                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Income before undistributed net income
 of subsidiaries.......................  $ 151,066  $    234,878  $     40,326
Adjustments to reconcile net income to
 net cash provided by operating
 activities............................     26,710        (2,462)          118
                                         ---------  ------------  ------------
    Net cash provided by operating
     activities........................    177,776       232,416        40,444
                                         ---------  ------------  ------------
INVESTING ACTIVITIES
Proceeds from sales of investment
 securities............................     18,733        12,030         7,670
Proceeds from paydowns and maturities
 of investment securities(1)...........    141,327    15,048,558    28,646,678
Purchases of investment securities(1)..    (53,284)  (15,041,705)  (28,674,933)
Net (increase) decrease in short-term
 investments...........................        --        (20,000)       37,000
Principal collected on loans of parent
 company...............................      4,415         3,474         1,459
Loans originated by the parent
 company...............................    ( 3,285)       (8,758)      (11,002)
Investment in subsidiaries.............    (37,539)      (42,355)       (5,022)
Net increase in loans to subsidiaries,
 short-term............................    (28,629)      (22,254)      (48,903)
Long-term loans to subsidiaries........    (45,000)     (113,000)      (20,000)
Principal collected on long-term loans
 to subsidiaries.......................        --            --         20,000
Acquisitions...........................   (874,261)      (88,289)          --
Other, net.............................      1,894        (2,800)          564
                                         ---------  ------------  ------------
    Net cash used for investing
     activities........................   (875,629)     (275,099)      (46,489)
                                         ---------  ------------  ------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term
 borrowings............................     14,498       (81,871)          (50)
Net increase in long-term borrowings
 from subsidiaries.....................    152,905       151,663           --
Net (decrease) increase in short-term
 borrowings from subsidiaries..........        (69)           69           --
Principal payments on long-term debt...    (20,000)      (10,000)          --
Proceeds from the issuance of long-term
 debt..................................    196,951           --            --
Cash dividends paid....................    (56,225)      (52,023)      (11,820)
                                         ---------  ------------  ------------
    Net cash provided by (used by)
     financing activities..............    288,060         7,838       (11,870)
                                         ---------  ------------  ------------
Decrease in cash and cash
 equivalents(2)........................   (409,793)      (34,845)      (17,915)
Cash and cash equivalents at January
 1,....................................    524,583       559,428       577,343
                                         ---------  ------------  ------------
Cash and cash equivalents at December
 31,...................................  $ 114,790  $    524,583  $    559,428
                                         =========  ============  ============

--------
(1) Includes purchases and maturities of short-term Federal Agency discount notes which were utilized by the parent company for liquidity management purposes.
(2) Cash and cash equivalents include those amounts under the captions "Cash" and "Interest bearing deposits in other banks" on the condensed statements of condition.

                             REPORT OF MANAGEMENT

  The management of First Maryland Bancorp is responsible for the preparation, integrity and fair presentation of its published financial statements and all other information presented in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts some of which are based on judgments and estimates of management.

  Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

  Management assessed its internal control structure over financial reporting as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 1997.

  Management is also responsible for compliance with laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

  Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
First Maryland Bancorp:

  We have audited the accompanying consolidated statements of condition of First Maryland Bancorp and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Maryland Bancorp and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Baltimore, Maryland
January 23, 1998, except for note 23, as to which the date is February 25,
1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of the Corporation's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in the Corporation's definitive Information Statement, (to be dated approximately April 3, 1998) pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

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

      (10.11) First Maryland Bancorp Deferred Compensation Plan, effective
              January 1, 1994***
      (10.12) First Maryland Bancorp Deferred Compensation Trust Agreement No.
              4, effective January 1, 1994, Provident National Bank, trustee***
      (10.13) First Maryland Bancorp Supplemental Retirement Trust Agreement,
              dated September 23, 1988, Provident National Bank, trustee**
      (10.14) First Maryland Bancorp Executive Post-Retirement Trust Agreement,
              dated October 7, 1988, Provident National Bank, trustee**
      (10.15) First Maryland Bancorp Executive Life Plan, effective January 1,
              1990**
      (10.16) First Maryland Bancorp Executive Optional Life Plan, effective
              January 1, 1990**
      (10.17) First Maryland Bancorp Excess Benefit Plan, effective October 1,
              1989**
      (10.18) First Maryland Bancorp 1997 Stock Option Plan and Trust
              (incorporated herein by reference to Exhibits 99.1 and 99.2 to registration statement on Form S-8, Registration No. 333-8212)
         (21) Subsidiaries of the Registrant
         (23) Consent of Coopers & Lybrand L.L.P.
         (24) Power of Attorney
         (27) Financial Data Schedule

--------
 ** Incorporated by reference to the Corporation's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.
*** Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 22, 1996.

  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Maryland Bancorp


                                          By       /s/ Frank P. Bramble
                                             ---------------------------------
                                             (FRANK P. BRAMBLE, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Frank P. Bramble           President and Chief      March 25, 1998
-------------------------------------   Executive Officer
         (FRANK P. BRAMBLE)

PRINCIPAL FINANCIAL OFFICER:

         /s/ Jerome W. Evans           Executive Vice           March 25, 1998
-------------------------------------   President and Chief
          (JEROME W. EVANS)             Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

    /s/  Robert L. Carpenter, Jr.      Senior Vice              March 25, 1998
-------------------------------------   President and
     (ROBERT L. CARPENTER, JR.)         Controller

MAJORITY OF THE BOARD OF DIRECTORS:

Frank P. Bramble, Benjamin L. Brown, Jeremiah E. Casey, J. Owen Cole, Edward
A. Crooke, John F. Dealy, Mathias J. DeVito, Rhoda M. Dorsey, Jerome W. Geckle, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Lee
H. Javitch, Gary Kennedy, William T. Kirchhoff, Henry J. Knott, Jr., Andrew Maier, II, Thomas P. Mulcahy, R. Champlin Sheridan and William M. Passano, Jr.


By      /s/  Jerome W. Evans           Attorney-in-Fact         March 25, 1998
  -----------------------------------
          (JEROME E. EVANS)