Form 10-Q
period 1998-03-31
FIRST MARYLAND BANCORP
filed 1998-05-13
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                               -----------------

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273

                       ---------------------------------

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X    No
                                                         -

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    All common stock (597,763,495 outstanding shares, $1/7 par value) of the registrant is owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                    FIRST  MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX


                                                                                                               Page No
                                                                                                               -------
Part I.  Financial Information
    Item 1.  Financial Statements (Unaudited)
             Consolidated Statements of Income............................................................        3
             Consolidated Statements of Condition.........................................................        4
             Consolidated Statements of Changes in Stockholders' Equity...................................        5
             Consolidated Statements of Cash Flows........................................................        6
             Notes to Consolidated Financial Statements...................................................        7
    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................        9

Part II.  Other Information
    Item 1.  Legal Proceedings............................................................................       18
    Item 6.  Exhibits and reports on Form 8-K.............................................................       18
    Signatures............................................................................................       19

Item 1. Financial Statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         -------------------------
                                                                                                          1998               1997
                                                                                                         ------             ------
                                                                                                               (in thousands)
Interest Income
Interest and fees on loans and leases ......................................................            $196,972            $136,038
Interest and dividends on investment securities:
     Taxable ...............................................................................              54,830              38,589
     Tax-exempt ............................................................................               5,228               1,453
     Dividends .............................................................................               2,247                 694
Interest on loans held-for-sale ............................................................               7,269               1,918
Other interest income ......................................................................               3,639               5,923
                                                                                                        --------            --------
          Total interest and dividend income ...............................................             270,185             184,615
                                                                                                        --------            --------

Interest Expense
Interest on deposits .......................................................................              99,512              50,476
Interest on Federal funds purchased and other short-term borrowings ........................              21,476              20,991
Interest on long-term debt .................................................................              12,692               8,745
                                                                                                        --------            --------
          Total interest expense ...........................................................             133,680              80,212
                                                                                                        --------            --------
Net Interest Income ........................................................................             136,505             104,403
Provision for credit losses ................................................................               8,871               9,900
                                                                                                        --------            --------
Net Interest Income After Provision for Credit Losses ......................................             127,634              94,503
                                                                                                        --------            --------

Noninterest Income
Service charges on deposit accounts ........................................................              25,550              21,803
Trust and investment advisory income .......................................................              16,148               8,433
Mortgage banking income ....................................................................              14,182               6,018
Other income ...............................................................................              33,178              24,551
Securities gains, net ......................................................................              30,432                 453
Gain on sale of credit card loans ..........................................................              60,000                   -
                                                                                                        --------            --------
     Total noninterest income ..............................................................             179,490              61,258
                                                                                                        --------            --------

Noninterest Expense
Salaries and other personnel costs .........................................................              80,070              58,461
Equipment costs ............................................................................              11,633               9,244
Occupancy costs ............................................................................              10,211               8,125
Other operating expenses ...................................................................              39,384              24,383
Intangible assets amortization expense .....................................................              14,224               2,252
                                                                                                        --------            --------
     Total noninterest expenses ............................................................             155,522             102,465
                                                                                                        --------            --------

Income before income taxes .................................................................             151,602              53,296
Income tax expense .........................................................................              55,903              19,193
                                                                                                        --------            --------
Net Income .................................................................................            $ 95,699            $ 34,103
                                                                                                        ========            ========



           See accompanying notes to consolidated financial statements

                             FIRST MARYLAND BANCORP

                      CONSOLIDATED STATEMENTS OF CONDITION

                                   (Unaudited)



                                                                                                       March 31,       December 31,
                                                                                                         1998              1997
                                                                                                    --------------    --------------
                                                                                                             (in thousands,
                                                                                                        except per share amounts)
Assets
Cash and due from banks ........................................................................     $  1,225,841      $  1,078,009
Interest bearing deposits in other banks .......................................................            1,560             1,656
Trading account securities .....................................................................           35,543            39,539
Federal funds sold and securities purchased under resale agreements ............................          131,443            51,130
Investment securities available-for-sale .......................................................        4,280,822         4,444,107
Loans held-for-sale ............................................................................          285,616           482,153
Loans, net of unearned income of $185,713 and $192,569
     Commercial ................................................................................        3,008,815         2,868,728
     Commercial real estate ....................................................................        2,230,008         2,256,895
     Residential mortgage ......................................................................          920,876           987,751
     Retail ....................................................................................        2,586,397         2,567,166
     Credit card ...............................................................................           15,054           146,497
     Leases receivable .........................................................................          767,106           774,221
     Foreign ...................................................................................          464,085           482,328
                                                                                                     ------------      ------------
          Total loans, net of unearned income ..................................................        9,992,341        10,083,586
Allowance for credit losses ....................................................................         (161,336)         (168,186)
                                                                                                     ------------      ------------
          Loans, net ...........................................................................        9,831,005         9,915,400
                                                                                                     ------------      ------------
Premises and equipment .........................................................................          170,786           170,863
Due from customers on acceptances ..............................................................           13,855            11,810
Intangible assets ..............................................................................          937,861           967,433
Other assets ...................................................................................          492,201           630,293
                                                                                                     ------------      ------------
               Total assets ....................................................................     $ 17,406,533      $ 17,792,393
                                                                                                     ============      ============
Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits ..............................................................     $  2,884,699      $  2,957,888
     Interest bearing deposits .................................................................        9,312,859         9,274,034
Interest bearing deposits in foreign banking office ............................................          227,633           232,234
                                                                                                     ------------      ------------
          Total deposits .......................................................................       12,425,191        12,464,156
Federal funds purchased and securities sold under repurchase agreements ........................        1,303,027         1,697,468
Other borrowed funds, short-term ...............................................................          384,889           486,690
Bank acceptances outstanding ...................................................................           13,855            11,810
Accrued taxes and other liabilities ............................................................          621,201           545,672
Long-term debt .................................................................................          705,954           705,843
                                                                                                     ------------      ------------
               Total liabilities ...............................................................       15,454,117        15,911,639
                                                                                                     ------------      ------------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
liquidation preference per share: authorized and issued 90,000 shares ..........................            7,949             7,897
Stockholders' equity:
7.875% Noncumulative preferred stock, Series A, $5 par value per share, $25
liquidation preference per share; authorized 8,910,000 shares; issued 6,000,000 shares .........           30,000            30,000
Common Stock, $1/7 par value per share; authorized 8,910,000 shares,
     issued 6,000,000 shares ...................................................................           85,395            85,395
Capital surplus ................................................................................          701,988           701,988
Retained earnings ..............................................................................        1,114,812         1,022,169
Accumulated other comprehensive income .........................................................           12,272            33,305
                                                                                                     ------------      ------------
               Total stockholders' equity ......................................................        1,944,467         1,872,857
                                                                                                     ------------      ------------
               Total liabilities, redeemable preferred stock and stockholders' equity ..........     $ 17,406,533      $ 17,792,393
                                                                                                     ============      ============



           See accompanying notes to consolidated financial statements

                             FIRST MARYLAND BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)






                                                          Preferred        Common       Capital
                                                            Stock          Stock        Surplus
                                                            -----          -----        -------
                                                                      (in thousands)
Three Months Ended March 31, 1997
---------------------------------
Balance, December 31, 1996 ...........................   $    30,000    $    84,926   $   198,176
Net income ...........................................          --             --            --
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............          --             --            --
     Change in unrealized gains/losses on investment
     securities net of reclassification adjustment (1)          --             --            --
     Accretion of redeemable preferred stock .........          --             --            --
Other comprehensive income ...........................
Comprehensive income .................................          --             --            --
Dividends declared on preferred stock ................          --             --            --
Dividends declared on redeemable preferred stock .....          --             --            --
                                                         -----------    -----------   -----------
Balance, March 31, 1997 ..............................   $    30,000    $    84,926   $   198,176
                                                         ===========    ===========   ===========

Three Months Ended March 31, 1998
---------------------------------
Balance, December 31, 1997 ...........................   $    30,000    $    85,395   $   701,988
Net income ...........................................          --             --            --
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............          --             --            --
     Change in unrealized gains/losses on investment
     securities net of reclassification adjustment (1)          --             --            --
     Accretion of redeemable preferred stock .........          --             --            --
     Other comprehensive income ......................
Comprehensive income .................................          --             --            --
Dividends declared on preferred stock ................          --             --            --
Dividends declared on redeemable preferred stock .....          --             --            --
                                                         -----------    -----------   -----------
Balance, March 31, 1998 ..............................   $    30,000    $    85,395   $   701,988
                                                         ===========    ===========   ===========




                                                           Accumulated
                                                              Other
                                                             Compre-
                                                             hensive         Retained
                                                             Income          Earnings      Total
                                                             ------          --------      -----
                                                                     (in thousands)
Three Months Ended March 31, 1997
---------------------------------
Balance, December 31, 1996 ...........................   $     7,189    $   927,206    $ 1,247,497
Net income ...........................................          --           34,103         34,103
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............           255           --              255
     Change in unrealized gains/losses on investment
     securities net of reclassification adjustment (1)       (20,019)          --          (20,019)
     Accretion of redeemable preferred stock .........           (48)          --              (48)
                                                                                       -----------
Other comprehensive income ...........................                                     (19,812)
                                                                                       -----------
Comprehensive income .................................          --             --           14,291
Dividends declared on preferred stock ................          --           (2,955)        (2,955)
Dividends declared on redeemable preferred stock .....          --             (101)          (101)
                                                         -----------    -----------    -----------
Balance, March 31, 1997 ..............................   $   (12,623)   $   958,253    $ 1,258,732
                                                         ===========    ===========    ===========

Three Months Ended March 31, 1998
---------------------------------
Balance, December 31, 1997 ...........................   $    33,305    $ 1,022,169    $ 1,872,857
Net income ...........................................          --           95,699         95,699
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............          (240)          --             (240)
     Change in unrealized gains/losses on investment
     securities net of reclassification adjustment (1)       (20,741)          --          (20,741)
     Accretion of redeemable preferred stock .........           (52)          --              (52)
                                                                                       -----------
     Other comprehensive income ......................                                     (21,033)
                                                                                       -----------
Comprehensive income .................................          --             --           74,666
Dividends declared on preferred stock ................          --           (2,955)        (2,955)
Dividends declared on redeemable preferred stock .....          --             (101)          (101)
                                                         -----------    -----------    -----------
Balance, March 31, 1998 ..............................   $    12,272    $ 1,114,812    $ 1,944,467
                                                         ===========    ===========    ===========




(1)   Disclosure of reclassification amount:                                                        Three Months Ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                    1998         1997
                                                                                                    ----         ----
      Net unrealized holding losses on investment securities arising during period..........     $  (1,455)   $ (19,743)
      Less: reclassification adjustment for realized gains included in net income............      (19,286)        (276)
                                                                                                 ---------    ---------
      Change in unrealized gains/losses on investment securities, net of tax.................    $ (20,741)   $ (20,019)
                                                                                                 =========    =========






           See accompanying notes to consolidated financial statements

                     FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
                                                                                           1998            1997
                                                                                       ------------    -------------
                                                                                               (in thousands)
Operating Activities
Net income ..........................................................................   $    95,699    $    34,103
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses .....................................................         8,871          9,900
    Provision for other real estate losses ..........................................           207              -
    Depreciation and amortization ...................................................        21,230          9,383
    Deferred income tax expense .....................................................        16,825          8,889
    Net gain on the sale of assets ..................................................       (90,455)          (677)
    Net decrease in loans originated for sale .......................................       196,537         48,230
    Net increase (decrease) in trading account securities ...........................         3,996         (1,011)
    Net decrease in accrued interest receivable .....................................         4,091          2,660
    Net (decrease) increase in accrued interest payable .............................        (2,221)         3,408
    Other, net ......................................................................         7,488          7,064
                                                                                        -----------    -----------
           Net cash provided by operating activities ................................       262,268        121,949
                                                                                        -----------    -----------
Investing Activities
    Proceeds from sales of investment securities available-for-sale (1) .............     1,915,185        177,465
    Proceeds from paydowns and maturities of investment securities available for sale       179,542        104,107
    Purchases of investment securities available-for-sale ...........................    (1,739,799)      (258,950)
    Net increase in short-term investments ..........................................       (80,313)      (504,644)
    Net (disbursements) receipts from lending activities of banking subsidiaries ....       (39,370)         8,695
    Principal collected on loans of nonbank subsidiaries ............................        15,153         10,702
    Loans originated by nonbank subsidiaries ........................................       (10,891)       (13,353)
    Principal payments received under leases ........................................         1,253            931
    Purchases of assets to be leased ................................................          (744)          (844)
    Proceeds from the sale of other real estate .....................................         3,252          2,175
    Net purchases of premises and equipment .........................................       (12,631)        (5,814)
    Proceeds from the sale of credit card loans .....................................       197,369              -
    Other, net ......................................................................        (4,275)       (12,109)
                                                                                        -----------    -----------
           Net cash provided by (used for) investing activities .....................       423,731       (491,639)
                                                                                        -----------    -----------
Financing Activities
    Net (decrease) increase in deposits .............................................       (38,965)       147,004
    Net (decrease) increase in short-term borrowings ................................      (496,242)       105,508
    Proceeds from the issuance of long-term debt ....................................          --          146,817
    Principal payments on long-term debt ............................................          --          (20,000)
    Cash dividends paid .............................................................        (3,056)        (3,056)
                                                                                        -----------    -----------
           Net cash (used for) provided by financing activities .....................      (538,263)       376,273
                                                                                        -----------    -----------
Increase in cash and cash equivalents ...............................................       147,736          6,583
Cash and cash equivalents at January 1, .............................................     1,079,665        842,266
                                                                                        -----------    -----------
Cash and cash equivalents at March 31, ..............................................   $ 1,227,401    $   848,849
                                                                                        ===========    ===========
Supplemental Disclosures
        Interest payments ...........................................................   $   135,901    $    77,915
        Income tax payments .........................................................         1,610          1,654
Noncash Investing And Financing Activities
        Loan charge-offs ............................................................        10,434         11,353
        Transfers to other real estate ..............................................         1,968            288



(1) Includes $213 million in proceeds from 1997 investment securities sales which did not settle until 1998.



           See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of First Maryland Bancorp and subsidiaries ("The Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1997 Annual Report on Form 10-K.

2.  New Accounting Pronouncements

    The Corporation adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS 130 establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements.

    The Corporation adopted the provisions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 15, 1997 by SFAS 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement 125". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinquished. SFAS 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of SFAS 125 as amended by SFAS 127 resulted in no material impact on the Corporation's financial position or results of operations.

                     FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   (Unaudited)

3.  Investment Securities

         The amortized cost and fair value of available-for-sale securities at March 31, 1998 are as follows:



                                                                   Gross        Gross
                                                   Amortized     Unrealized   Unrealized       Fair
                                                      Cost         Gains        Losses        Value
                                                  -----------  ------------  ------------  -----------
                                                                    (In thousands)
U.S. Treasury and U.S. Government Agencies .....   $  552,855   $    2,206   $   (2,069)   $  552,992
Mortgage-backed obligations ....................    1,630,277       10,568       (8,274)    1,632,571
Collateralized mortgage obligations ............      878,339        6,475         (669)      884,145
Asset-backed securities ........................      533,395        4,332         (622)      537,105
Obligations of states and political subdivisions      435,095        7,366         (464)      441,997
Other debt securities ..........................       50,115         --           --          50,115
Equity securities ..............................      179,390        2,820         (313)      181,897
                                                   ----------   ----------   ----------    ----------
         Total .................................   $4,259,466   $   33,767   $  (12,411)   $4,280,822
                                                   ==========   ==========   ==========    ==========


4.    Comprehensive Income

The components of other comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:




                                                                               Three Months Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                 1998                                           1997
                                                   --------------------------------               --------------------------------
                                                                   Tax                                       Tax
                                                   Before-Tax   (Expense)     Net-of-Tax     Before-Tax   (Expense)      Net-of-Tax
                                                    Amounts     Or Benefit      Amount        Amounts     Or Benefit       Amount
                                                    -------     ----------      ------        -------     ----------       ------
                                                                                   (in thousands)
Unrealized gains/losses on securities:
 Unrealized losses arising during period .......   $ (2,584)     $  1,129      $ (1,455)     $(32,728)     $ 12,985      $(19,743)
     Less: reclassification adjustment for gains
           realized in net income ..............     30,432       (11,146)       19,286           453          (177)          276
                                                   --------      --------      --------      --------      --------      --------

         Net change in unrealized gains/losses .    (33,016)       12,275       (20,741)      (33,181)       13,162       (20,019)
Minimum pension liability adjustment ...........       (390)          150          (240)          383          (128)          255
Accretion of redeemable preferred stock ........        (52)         --             (52)          (48)         --             (48)
                                                   --------      --------      --------      --------      --------      --------
Other comprehensive income .....................   $(33,458)     $ 12,425      $(21,033)     $(32,846)     $ 13,034      $(19,812)
                                                   ========      ========      ========      ========      ========      ========

Item 2.  Management's Discussion and Analysis of Financial Condition

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


ANALYSIS OF FINANCIAL CONDITION

     On July 8, 1997, First Maryland Bancorp ("the Corporation") and its parent, AIB, acquired Dauphin Deposit Corporation ("Dauphin") which was merged into the Corporation. This acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, comprised primarily goodwill of $825.1 million, and a core deposit intangible of $69.9 million, which are amortized against earnings. Dauphin's results of operations have been included with the Corporation's results of operations since July 1, 1997. Consequently, results of operations for the three months ended March 31, 1998 are not comparable to results of operations for the three months ended March 31, 1997.

     The Corporation's total assets at March 31, 1998 were $17.4 billion, a $386 million decrease from the balance at December 31, 1997. The primary components of the decrease were loans held for sale which decreased $197 million, investment securities available for sale which decreased $163 million, other assets which decreased $138 million and loans and leases which decreased $91 million. These decreases were partially offset by an increase in cash and due from banks of $148 million and an increase in Federal funds sold and securities purchased under resale agreements of $80 million.

     On February 13, 1998, the Corporation sold the residential first mortgage loan origination businesses of its mortgage banking subsidiaries to National City Mortgage Co. These transactions were at book value, therefore, no gain or loss was recognized on the sale. The decline in loans held-for-sale was the result of exiting these businesses. Residential mortgage loans will be offered to the Corporation's customer's through the retail branch system and the Corporation will continue to meet the needs of low and moderate income communities in its market.

     On February 25, 1998, the Corporation sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA").
The Corporation realized a pre-tax gain of $60 million on the sale. BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis. Credit card loans declined $131 million as a result of this sale. Excluding the decline in credit card loans, loans and leases increased $40 million, primarily due to a $140 million increase in commercial loans due to new business and credit line activity and a $19 million increase in retail loans due to growth in home equity credit products. Commercial real estate outstandings declined $27 million due to the payout of a large credit during the first quarter. Foreign loans declined $18 million due mainly to fluctuations in short-term advances to the U.S. subsidiary of a foreign investor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     In the first quarter of 1998, approximately $1.7 billion in U.S. Treasury and mortgage backed securities were sold to reduce interest rate risk (primarily prepayment risk related to the mortgage backed securities) given the current market environment. The sales resulted in pre-tax gains of $30.3 million. The Corporation believes that there is a likelihood that interest rates will decline further in 1998. Therefore, the proceeds from the sales were reinvested in securities with less prepayment risk than the securities sold. At the end of March 1998, a portion of the proceeds from securities sales and maturities had not been reinvested in securities, resulting in the decline in investment securities available-for-sale with an offsetting increase in Federal funds sold and securities purchased under resale agreements and a decline in short-term borrowings. Other assets declined by $138 million from December 31, 1997 primarily due to the elimination of a large receivable at year end that resulted from the use of trade date accounting for an investment security sale which settled in the first quarter of 1998.

     At March 31, 1998, investment securities available for sale, which totaled $4.3 billion, had unrealized appreciation of $21.4 million compared to $54.4 million at December 31, 1997. The taxable equivalent yield on the entire securities portfolio during the quarter was 6.73% compared to 6.90% for the fourth quarter of 1997. As noted above, the restructuring of the investment portfolio during the first quarter resulted in a decline in the overall yield of the securities portfolio.

     Significant fluctuations in liabilities included a $73 million decline in noninterest bearing deposits from December 31, 1997 primarily due to normal seasonal fluctuations in demand deposit balances. Interest bearing deposits increased $34 million primarily due to growth in money market and savings deposits which increased $109 million and $47 million, respectively from December 31, 1997. These increases were offset by a $30 million decline in interest bearing demand accounts, a $63 million decline in consumer time deposits and a $28 million decline in purchased time deposits. Competitive pressures from non-bank financial services companies continue to be strong, especially mutual fund companies and broker dealers. The decline in consumer time deposits evidences the consumer trend toward higher yielding non-insured investment vehicles. Other liabilities increased $76 million from December 31, 1997 primarily due to an increase in accrued income taxes payable.

Asset Quality

     Nonperforming assets were $88.8 million at March 31, 1998, compared to $81.0 million at December 31, 1997. The increase in nonperforming assets was primarily due to the transfer to nonaccrual status of a $13.3 million foreign loan during the first quarter. The allowance for credit losses as a percentage of loans and leases was 1.61% at March 31, 1998 compared to 1.67% at December 31, 1997. Nonperforming assets as a percentage of loans and other foreclosed assets owned were 0.89% at March 31, 1998 compared to 0.80% at December 31, 1997. Loans 90 days or more past due and still accruing totaled $21.3 million at March 31, 1998 compared to a prior year-end balance of $23.7 million. The decline in loans 90 days or more past due is primarily due to the sale of the Corporation's remaining credit card loans in the first quarter of 1998. Net charge-offs as a percentage of average loans and leases decreased to 0.36% in the first quarter of 1998 compared to 0.59% in the first quarter of 1997. Net charge-offs decreased due to the sale of credit card loans in the third quarter of 1997 and first quarter of 1998.

     The provision for credit losses for the first quarter of 1998 was $8.9 million compared to $9.9 million for the first quarter of 1997. The provision for credit losses in the first quarter of 1998 included a $1.9 million provision for credit losses for Dauphin Deposit Bank and Trust Company ("Dauphin Bank"). Credit card charge-offs decreased $6.1 million in 1998 offset by a $3.2 million increase in non credit card charge-offs primarily due to a large commercial loan charge-off in the first quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

         The following table details information on the allowance for credit losses and net charge-offs for the three months ended March 31, 1998 and 1997 and risk assets at March 31, 1998 and December 31, 1997.

                             Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES




                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                    -----------------------
                                                                                                       1998          1997
                                                                                                       ----          ----
Beginning balance ...............................................................................   $ 168,186     $ 154,802
Provision for credit losses .....................................................................       8,871         9,900
Net charge-offs .................................................................................      (8,871)       (9,896)
Allowance attributable to loans sold ............................................................      (6,850)            -
                                                                                                    ---------     ---------
     Ending balance .............................................................................   $ 161,336     $ 154,806
                                                                                                    =========     =========

NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans ................................................................................        0.33%        (0.02)%
Commercial real estate loans ....................................................................        0.07          0.02
Residential mortgages ...........................................................................        0.14             -
Retail loans ....................................................................................        0.36          0.22
Credit card loans ...............................................................................       15.00          6.52
Leases receivable ...............................................................................        0.10          0.10
Foreign loans ...................................................................................           -             -
                                                                                                    ---------     ---------
     Total ......................................................................................        0.36%         0.59%


RISK ASSETS
                                                                                                    March 31,    December 31,
                                                                                                      1998           1997
                                                                                                    ---------     ---------
Nonaccrual loans:
Domestic:
     Commercial .................................................................................   $  19,091     $  21,730
     Commercial real estate .....................................................................       8,903         9,417
     Residential mortgage .......................................................................      24,224        24,808
     Leases receivable ..........................................................................           -             -
Foreign .........................................................................................      16,615         4,340
                                                                                                    ---------     ---------
          Total nonaccrual loans ................................................................      68,833        60,295
Restructured loans (1) ..........................................................................       3,668         3,692
Other real estate and assets owned (2) ..........................................................      16,283        16,963
                                                                                                    ---------     ---------
          Total nonperforming assets ............................................................   $  88,784     $  80,950
                                                                                                    =========     =========

Accruing loans contractually past due 90 days or more as to principal or
   interest .....................................................................................   $  21,347     $  23,717
                                                                                                    =========     =========

--------------------

(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".
(2) Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ASSET QUALITY RATIOS

                                                                                                March 31,    December 31,
                                                                                                  1998           1997
                                                                                             -------------  -------------
Nonperforming  loans as a percentage of total loans........................................        0.73%          0.63%
Nonperforming assets as a percentage of :
   Total loans, net of unearned income plus other foreclosed assets owed...................        0.89           0.80
   Total assets............................................................................        0.51           0.45
Allowance for credit losses as a percentage of :
   Period end loans........................................................................        1.61           1.67
   Nonperforming loans.....................................................................      222.53         262.84


MARKET RISK MANAGEMENT

          Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, the Corporation's primary market risk exposure is interest rate risk.

Interest Rate Risk Management

          Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The large decline in interest rates during the fourth quarter of 1997 and early 1998 prompted the Corporation to restructure the investment portfolio. The purpose of this restructuring was to reduce interest rate risk (largely in the form of prepayment risk with respect to mortgage backed securities) given the existing interest rate environment. Interest rates have stabilized; however, the Corporation believes that interest rates could decline further during 1998. Therefore, the proceeds from the sale of investment securities in the first quarter of 1998 were reinvested in securities with less prepayment risk than the securities sold. At the end of March 1998, the interest rate risk position of the Corporation remained similar to the risk position at year end.

Fixed income, Derivative and Foreign Exchange Risk Management

          The Corporation maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first quarter of 1998.


CAPITAL ADEQUACY AND RESOURCES

          The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At March 31, 1998, the Corporation's tier 1 risk based capital ratio was 9.11% ($1.3 billion of Tier 1 capital) and its total risk based capital ratio was 12.68% ($1.8 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off balance sheet activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     On October 21, 1996, the Federal Reserve Board approved the limited use of certain cumulative preferred instruments ("Trust Capital Securities") as Tier 1 capital for consolidated purposes. While Trust Capital Securities are classified as long-term debt on the Consolidated Statements of Condition, the Corporation utilizes these Trust Capital Securities in managing its total capital mix. The Corporation issued $150 million of these securities in December 1996 and an additional $150 million in February of 1997. This type of security issue provides the Corporation with more flexibility in managing its capital.

     The Federal Reserve Board's regulatory capital guidelines, require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of tangible common shareholders' equity (Tier 1 capital). The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations, (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

     Substantially the same capital requirements are applied to the Corporation's banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at March 31, 1998 the Corporation and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios

                                                                               Regulatory Capital Ratios
                                                                           ---------------------------------
                                                                            Tier 1       Total      Leverage
                                                                           ---------   ---------   ---------
The Corporation.......................................................         9.11%      12.68%       8.07%
The First National Bank of Maryland...................................         7.36       10.17        6.82
Dauphin Deposit Bank and Trust Company................................         9.01       11.03        7.18
The York Bank and Trust Company.......................................        10.57       11.82        8.01
First Omni Bank, N.A..................................................       165.89      166.34       24.80
Regulatory Guidelines:
    Minimum...........................................................         4.00        8.00        3.00
    Well Capitalized..................................................         6.00       10.00        5.00


LIQUIDITY

          Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of First Maryland Bancorp. Dividends from subsidiaries totaled $64.6 million in the first quarter of 1998, and included a $43 million special dividend from First Omni Bank, N.A. ("First Omni"). Dividends from subsidiaries totaling $51 million were paid in April 1998, including a $31 million special dividend from First Omni. In addition, First Omni returned $22 million of capital to First Maryland Bancorp through a stock redemption. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. On April 29, 1998, the Corporation paid a dividend of $57 million to its sole common shareholder, Allied Irish Banks, p.l.c.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ANALYSIS OF RESULTS OF OPERATIONS

     As noted above, results of operations for the first quarter of 1998 are not comparable to those for the first quarter of 1997 due to the acquisition of Dauphin in July 1997. The net income of the Corporation for the three months ended March 31, 1998 was $95.7 million, compared to $34.1 million for the three months ended March 31, 1997. Net income for the first quarter of 1998 included a $37.4 million after tax gain ($60.0 million pre-tax) on the sale of credit card loans and $17.3 million net after tax income ($27.3 million pre-tax) from the repositioning of the available-for-sale investment portfolio during the first quarter of 1998. Return on average assets and return on average common stockholder's equity were 2.29% and 21.14%, respectively, for the three months ended March 31, 1998 compared to 1.27% and 11.20% for the three months ended March 31, 1997.

     Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $108.1 million for the three months ended March 31, 1998 compared to $35.5 million for the three months ended March 31, 1997. Excluding the gain on the sale of credit card loans and the income from the repositioning of the investment portfolio, tangible net income was $40.9 million and return on average tangible assets and return on average tangible common equity were 1.35% and 23.85%, respectively, for the first quarter of 1998. These ratios were 1.33% and 12.61% for the first quarter of 1997.


Net Interest Income

     The largest source of the Corporation's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a tax equivalent basis for the first quarter of 1998 was $140.4 million, an increase of $34.9 million from the first quarter of 1997. Net interest income in 1998 benefited from $49.5 million in net interest income from Dauphin. This was offset by incremental funding costs of $11.9 million related to the Dauphin acquisition. Excluding Dauphin and related funding, net interest income decreased $2.7 million, (2.6%) when compared to the three months ended March 31, 1997. The primary reason for the decrease in net interest income was a decrease in credit card loans due to the sale of the remaining credit card loans of First Omni ($6.5 million) and a lower level of one time interest recoveries and loans fees in 1998 ($1.0 million), partially offset by growth in non credit card loans ($2.5 million) and an increase in interest free funding sources ($2.7 million). The net interest margin for the first quarter of 1998 was 3.89% compared to a net interest margin of 4.33% for the first quarter of 1997. The decline in net interest margin is primarily due to the acquisition of Dauphin, with funding costs and the addition of Dauphin's earning assets and interest bearing liabilities resulting in a 64 basis point decrease in the Corporation's net interest margin in 1998. Excluding the impact of the Dauphin acquisition, the Corporation's net interest margin increased 20 basis points. The improvement in net interest margin was due to the increase in interest free funding sources and a change in the mix of interest earning assets.

The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the three months ended March 31, 1998, December 31, 1997 and March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax Equivalent Basis)

                                                                                    Three Months Ended
                                                     -------------------------------------------------------------------------------
                                                               March 31, 1998                         December 31, 1997
                                                               --------------                         -----------------
                                                     Average                     Yield/       Average                     Yield/
                                                     Balance    Interest (1)    Rate (1)      balance   Interest (1)     Rate (1)
                                                     -------    ------------    --------      -------   ------------     --------
                                                                                (dollars in millions)
ASSETS
Earning assets:
     Interest bearing deposits in other banks .... $     1.8         $    -       10.85%    $     1.4         $  0.1       19.68%
     Trading account securities ..................      33.8            0.5        6.01          51.7            1.3       10.07
     Funds sold ..................................     226.6            3.1        5.53          56.8            0.8        5.30
Investment securities:
     Taxable .....................................   3,387.2           54.8        6.56       3,948.8           65.9        6.62
     Tax exempt ..................................     410.8            7.8        7.72         405.3            7.8        7.61
     Equity investments ..........................     137.3            2.6        7.79         105.8            3.9       14.52
                                                   ---------         ------       -----     ---------         ------       -----
          Total investment securities ............   3,935.1           65.3        6.73       4,459.9           77.5        6.90
                                                   ---------         ------       -----     ---------         ------       -----
Loans held for sale ..............................     375.2            7.3        7.86         434.6            8.4        7.70
Loans (net of unearned income):
     Commercial ..................................   2,969.9           56.9        7.77       2,799.6           55.3        7.84
     Commercial real estate ......................   2,227.8           46.9        8.53       2,254.4           48.0        8.45
     Residential .................................     964.7           17.5        7.36       1,022.6           18.8        7.29
     Retail ......................................   2,573.9           53.7        8.46       2,546.9           54.2        8.44
     Credit card .................................      87.7            3.4       15.58         134.7            4.6       13.67
     Leases receivable ...........................     770.1           11.5        6.08         742.2           11.0        5.88
  Foreign ........................................     453.5            8.0        7.15         419.9            8.0        7.60
                                                   ---------         ------       -----     ---------         ------       -----
          Total loans ............................  10,047.6          197.9        7.99       9,920.2          200.1        8.00
                                                   ---------         ------       -----     ---------         ------       -----
               Total earning assets ..............  14,620.1          274.1        7.60      14,924.6          288.2        7.66
Allowance for credit losses ......................    (164.9)                                  (171.6)
Cash and due from banks ..........................     878.5                                    824.2
Other assets .....................................   1,611.4                                  1,653.8
                                                   ---------                                ---------
       Total assets ..............................  16,945.1                                 17,231.0
                                                   =========                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand .....................     582.6         $ 2.10        1.44%       $608.5           $2.3        1.47%
     Money market accounts .......................   2,054.6           15.9        3.15       1,977.0           15.7        3.15
     Savings .....................................   1,576.8           10.2        2.62       1,588.7           10.6        2.65
     Other consumer time .........................   3,361.3           43.4        5.24       3,454.1           45.6        5.24
     Large denomination time .....................   1,748.3           24.9        5.78       1,574.3           22.8        5.75
Deposits in foreign banking office ...............     217.3            3.0        5.53         198.8            2.8        5.59
                                                   ---------         ------       -----     ---------         ------       -----
               Total interest bearing deposits ...   9,540.9           99.5        4.23       9,401.4           99.8        4.21
                                                   ---------         ------       -----     ---------         ------       -----
Funds purchased ..................................   1,151.5           14.9        5.25       1,519.0           20.6        5.37
Other borrowed funds, short-term .................     512.2            6.6        5.20         652.7            8.8        5.33
Long-term debt ...................................     705.9           12.7        7.29         705.8           13.0        7.30
                                                   ---------         ------       -----     ---------         ------       -----
               Total interest bearing liabilities   11,910.4          133.7        4.55      12,278.9          142.2        4.59
                                                   ---------         ------       -----     ---------         ------       -----
Noninterest bearing deposits .....................   2,561.9                                  2,539.2
Other liabilities ................................     543.0                                    509.9
Redeemable preferred stock .......................       7.9                                      7.8
Stockholders' equity .............................   1,922.0                                  1,895.2
                                                   ---------                                ---------
     Total liabilities and stockholders' equity .. $16,945.1                                $17,231.0
                                                   =========                                =========

Net interest income, tax equivalent basis ........                   $140.4                                   $146.0
                                                                     ======                                   ======
Net interest spread ..............................                                 3.05%                                    3.07%
Contribution of interest free sources of funds ...                                 0.84                                     0.81
Net interest margin ..............................                                 3.89                                     3.88

                                                                Three Months Ended
                                                       --------------------------------------
                                                                  March 31, 1997
                                                                  --------------
                                                       Average                       Yield/
                                                       balance     Interest(1)       Rate (1)
                                                       -------     -----------       --------
ASSETS
Earning assets:
     Interest bearing deposits in other banks        $     0.3        $    -           4.11%
     Trading account securities ..................         5.7             -           5.76
     Funds sold ..................................       445.9           5.9           5.31
Investment securities:
     Taxable .....................................     2,394.1          38.6           6.54
     Tax exempt ..................................        81.7           2.1          10.45
     Equity investments ..........................        56.6           0.7           4.97
                                                     ---------        ------          -----
          Total investment securities ............     2,532.4          41.4           6.63
                                                     ---------        ------          -----
Loans held for sale ..............................       101.5           1.9           7.66
Loans (net of unearned income):
     Commercial ..................................     1,764.1          34.6           7.96
     Commercial real estate ......................     1,442.2          29.6           8.32
     Residential .................................       837.6          14.9           7.22
     Retail ......................................     1,386.3          28.7           8.39
     Credit card .................................       563.5          16.1          11.58
     Leases receivable ...........................       437.9           6.0           5.56
  Foreign ........................................       361.1           6.6           7.39
                                                     ---------        ------          -----
          Total loans ............................     6,792.7         136.5           8.15
                                                     ---------        ------          -----
               Total earning assets ..............     9,878.5         185.7           7.62
Allowance for credit losses ......................      (152.9)
Cash and due from banks ..........................       636.0
Other assets .....................................       551.3
                                                     ---------
       Total assets ..............................   $10,912.9
                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand .....................   $   119.7        $  0.7           2.34%
     Money market accounts .......................     1,623.5          11.6           2.90
     Savings .....................................     1,037.3           6.3           2.47
     Other consumer time .........................     1,706.7          21.7           5.15
     Large denomination time .....................       630.2           8.7           5.58
Deposits in foreign banking office ...............       112.1           1.5           5.36
                                                     ---------        ------          -----
               Total interest bearing deposits ...     5,229.5          50.5           3.91
                                                     ---------        ------          -----
Funds purchased ..................................       710.7           9.0           5.15
Other borrowed funds, short-term .................       917.5          12.0           5.29
Long-term debt ...................................       461.2           8.7           7.65
                                                     ---------        ------          -----
               Total interest bearing liabilities      7,318.9          80.2           4.44
                                                     ---------        ------          -----
Noninterest bearing deposits .....................     2,029.2
Other liabilities ................................       287.7
Redeemable preferred stock .......................         7.7
Stockholders' equity .............................     1,269.4
                                                     ---------
     Total liabilities and stockholders' equity ..   $10,912.9
                                                     =========

Net interest income, tax equivalent basis ........                    $105.5
                                                                      ======
Net interest spread ..............................                                     3.18%
Contribution of interest free sources of funds ...                                     1.15
Net interest margin ..............................                                     4.33

---------------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


Noninterest Income

         The following table presents the components of noninterest income for the three months ended March 31, 1998 and 1997.



                                            Noninterest Income

                                                  Three Months Ended March 31,              Percent Change
                                             -------------------------------------      ----------------------
                                                1998         1998*           1997       1998/1997   1998*/1997
                                                ----         -----           ----       ---------   ----------
Service charges on deposit accounts ......   $ 25,550      $ 21,738       $ 21,803          17.2%         0.3%
                                             --------      --------       --------      --------     --------
Trust and investment advisory fees .......     16,148        10,245          8,433          91.5         21.5
Mortgage banking income ..................     14,182         6,594          6,018         135.7          9.6
Other income:
     Security sales and fees .............      7,037         1,863          1,191         490.8         56.4
     Credit card income ..................      5,018         2,413          1,993         151.8         21.1
     Servicing income ....................      4,393         4,393          6,476         (32.2)       (32.2)
     Customer service fees ...............      2,432         2,295          1,947          24.9         17.9
     Trading income ......................      4,253         3,842          1,583         168.7        142.7
     Other ...............................     10,045         8,243         11,361         (11.6)       (27.4)
                                             --------      --------       --------      --------     --------
               Total fees and other income     89,058        61,626         60,805          46.5          1.4
Securities gains, net ....................     30,432        11,899            453         661.8        252.7
Gain on sale of credit card loans ........     60,000        60,000             --            --           --
                                             --------      --------       --------      --------     --------
        Total noninterest income .........   $179,490      $133,525       $ 61,258         193.0%       118.0%
                                             ========      ========       ========      ========     ========

* Excludes noninterest income of Dauphin subsidiaries acquired as part of the merger.


         The Corporation's noninterest income for the first quarter of 1998 was $179.5 million, a $118.2 million (193.0%) increase over noninterest income for the first quarter of 1997. Noninterest income in 1998 benefited from a gain on the sale of credit card loans ($60.0 million), investment security gains of $30.4 million and Dauphin noninterest income of $46.0 million. Excluding Dauphin, total fees and other income increased $821 thousand (1.4%) when compared to 1997. Trading income increased $2.3 million (142.7%). Trust and investment advisory fees increased $1.8 million (21.5%). Servicing income decreased $2.1 million due to lower servicing income on credit card loans in 1998. Other income decreased $3.1 million. Other income in 1998 included a $1.2 million gain on the payoff of a troubled debt restructuring, while other income in 1997 included a $5.5 million gain on the sale of an investment in an ATM and point of sale network.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Noninterest Expenses

         The following table presents the components of noninterest expenses for the three months ended March 31, 1998 and 1997.


                                           Noninterest Expenses


                                                             Three Months Ended March 31,        Percent Change
                                                             ----------------------------       -----------------
                                                             1998      1998*       1997      1998/1997   1998*/1997
                                                             ----      -----       ----      ---------   ----------
Salaries and other personnel costs ....................   $ 80,070   $ 56,786   $ 58,461        37.0%       (2.9)%
Equipment costs .......................................     11,633      8,452      9,244        25.8        (8.6)
Occupancy costs .......................................     10,211      7,697      8,125        25.7        (5.3)
Other operating expenses:
     External services ................................      7,988      4,506      7,240        10.3       (37.8)
     Postage and communications .......................      6,156      3,775      4,619        33.3       (18.3)
     Advertising and marketing ........................      4,375      3,354      4,079         7.3       (17.8)
     Professional service fees ........................      4,136      3,443      2,288        80.8        50.5
     Lending and collection ...........................      2,966      1,279      1,317       125.2        (2.9)
     Other ............................................     13,763      7,327      4,840       184.4        51.4
                                                          --------   --------   --------      ------       -----

           Total operating expenses ...................    141,298     96,619    100,213        41.0        (3.6)
Intangible assets amortization expense ................     14,224      1,824      2,252       531.6       (19.0)
                                                          --------   --------   --------      ------       -----
               Total noninterest expenses .............   $155,522   $ 98,443   $102,465        51.8%       (3.9)%
                                                          ========   ========   ========      ======       =====


* Excludes noninterest expenses of Dauphin subsidiaries acquired as part of the merger.

         The Corporation's noninterest expenses for the quarter ended March 31, 1998 were $155.5 million, a $53.1 million (51.8%) increase over noninterest expenses for the quarter ended March 31, 1997. Noninterest expenses in 1998 included an additional $57.1 million of expenses in all categories as a result of the Dauphin acquisition, including $12.4 million in intangible asset amortization expense. Excluding Dauphin, total operating expenses decreased $3.6 million (3.6%) when compared to 1997. Salaries and other personnel costs decreased $1.7 million (2.9%) primarily due to a decrease in employees resulting from the sale of credit card loans and the residential first mortgage loan origination business in the first quarter of 1998. External services expense decreased $2.7 million (37.8%) due to lower credit card processing expenses as a result of the sale of credit card loans in August 1997 and February 1998. Postage and communications expenses decreased $844 thousand (18.3%) and advertising and marketing expense decreased $725 thousand (17.8%). Communications expense and marketing expense were both favorably impacted by the sale of the Corporation's credit card loans. Offsetting the decreases in the aforementioned expenses was a $1.2 million (50.5%) increase in professional service fees in 1998 due to an increase in contract programming expenses related to system conversions.

                          Part II. - Other Information

Item 1.  Legal Proceedings

         Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRA"). The aggregate balance of the IRA accounts was approximately $217 million at March 31, 1998. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. The briefing schedule issued by the Supreme Court of Pennsylvania requires the class to submit its brief by June 1, 1998 with Dauphin Deposit's brief due 30 days after the date of the class brief. Neither management nor counsel can predict the outcome of the class' appeal of the Superior Court's decision or the timeframe within which the Supreme Court of Pennsylvania will act on the appeal with any reasonable degree of certainty. Dauphin Deposit has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  The following exhibit is furnished to this Form 10-Q:

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First Maryland Bancorp

May 12, 1998                           By /s/ Jerome W. Evans
                                       -------------------------------
                                       Executive Vice President and Chief
                                         Financial Officer

May 12, 1998                           By /s/ Robert L. Carpenter, Jr.
                                       -------------------------------
                                       Senior Vice President and
                                         Controller