Form 10-Q
period 1998-06-30
FIRST MARYLAND BANCORP
filed 1998-08-11
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           - OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273

                        ------------------------------

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX


                                                                       Page No
                                                                       -------
Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Income.......................... 3
              Consolidated Statements of Condition....................... 4
              Consolidated Statements of Changes in Stockholders' Equity. 5
              Consolidated Statements of Cash Flows...................... 6
              Notes to Consolidated Financial Statements................. 7
     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................... 8

Part II.  Other Information
     Item 1.  Legal Proceedings.......................................... 20
     Item 4.  Results of Votes of Security Holders....................... 20
     Item 6.  Exhibits and Reports on Form 8-K........................... 21
     Signatures.......................................................... 21

Item 1.  Financial Statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June  30,
                                                           ------------------------             ----------------------
                                                             1998            1997                 1998          1997
                                                             ----            ----                 ----          ----
                                                                                  (in thousands)
Interest Income
Interest and fees on loans and leases ..........           $197,171        $139,772             $394,143      $275,810
Interest and dividends on investment securities:
     Taxable ...................................             56,804          38,897              111,634        77,486
     Tax-exempt ................................              5,351           1,331               10,579         2,784
     Dividends .................................              2,604             679                4,851         1,373
Interest on loans held-for-sale ................              5,429           2,078               12,698         3,996
Other interest income ..........................              2,399           7,257                6,038        13,180
                                                           --------        --------             --------      --------
          Total interest and dividend income ...            269,758         190,014              539,943       374,629
                                                           --------        --------             --------      --------
Interest Expense
Interest on deposits ...........................             99,396          50,705              198,908       101,181
Interest on Federal funds purchased and other
  short-term borrowings ........................             21,328          21,590               42,804        42,581
Interest on long-term debt .....................             12,217           9,735               24,909        18,480
                                                           --------        --------             --------      --------
          Total interest expense ...............            132,941          82,030              266,621       162,242
                                                           --------        --------             --------      --------
Net Interest Income ............................            136,817         107,984              273,322       212,387
Provision for credit losses ....................              5,251           9,300               14,122        19,200
                                                           --------        --------             --------      --------
Net Interest Income After Provision for
   Credit Losses ................................           131,566          98,684              259,200       193,187
                                                           --------         -------             --------      --------
Noninterest Income
Service charges on deposit accounts ............             27,763          21,738               53,313        43,541
Trust and investment advisory income ...........             17,940           8,414               34,088        16,847
Mortgage banking income ........................              7,173           6,853               21,355        12,871
Other income ...................................             27,046          19,081               60,224        43,632
Securities gains, net ..........................              9,921              55               40,353           508
Gain on sale of credit card loans ..............               --              --                 60,000          --
                                                           --------        --------             --------      --------
     Total noninterest income ..................             89,843          56,141              269,333       117,399
                                                           --------        --------             --------      --------
Noninterest Expenses
Salaries and other personnel costs .............             74,363          58,121              154,433       116,581
Equipment costs ................................             10,067           7,810               21,700        17,054
Occupancy costs ................................              9,213           8,014               19,424        16,139
Other operating expenses .......................             38,593          22,472               77,977        46,856
Intangible assets amortization expense .........             13,787           2,252               28,011         4,504
                                                           --------        --------             --------      --------
     Total noninterest expenses ................            146,023          98,669              301,545       201,134
                                                           --------        --------             --------      --------

Income before income taxes .....................             75,386          56,156              226,988       109,452
Income tax expense .............................             27,932          20,332               83,835        39,525
                                                           --------        --------             --------      --------
Net Income .....................................           $ 47,454        $ 35,824             $143,153      $ 69,927
                                                           ========        ========             ========      ========

          See accompanying notes to consolidated financial statements

                            FIRST MARYLAND BANCORP

                     CONSOLIDATED STATEMENTS OF CONDITION

                                  (Unaudited)

                                                                                     June 30,         December 31,
                                                                                       1998              1997
                                                                                   -------------     --------------
                                                                                             (in thousands,
                                                                                         except per share amounts)
Assets
Cash and due from banks .......................................................   $   974,484          $ 1,078,009
Interest bearing deposits in other banks ......................................         1,377                1,656
Trading account securities ....................................................        48,217               39,539
Federal funds sold and securities purchased under resale agreements ...........        88,804               51,130
Investment securities available-for-sale ......................................     4,149,189            4,444,107
Loans held-for-sale ...........................................................       190,630              482,153
Loans, net of unearned income of $185,703 and $192,569
     Commercial ...............................................................     3,151,111            2,868,728
     Commercial real estate ...................................................     2,232,011            2,256,895
     Residential mortgage .....................................................       833,002              987,751
     Retail ...................................................................     2,760,327            2,567,166
     Credit card ..............................................................        15,144              146,497
     Leases receivable ........................................................       782,026              774,221
     Foreign ..................................................................       465,212              482,328
                                                                                  -----------          -----------
          Total loans, net of unearned income .................................    10,238,833           10,083,586
Allowance for credit losses ...................................................      (161,336)            (168,186)
                                                                                  -----------          -----------
          Loans, net ..........................................................    10,077,497            9,915,400
                                                                                  -----------          -----------
Premises and equipment ........................................................       182,293              170,863
Due from customers on acceptances .............................................        11,202               11,810
Intangible assets .............................................................       922,144              967,433
Other assets ..................................................................       494,359              630,293
                                                                                  -----------          -----------
               Total assets ...................................................   $17,140,196          $17,792,393
                                                                                  ===========          ===========
Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits ............................................    $ 2,818,555          $ 2,957,888
     Interest bearing deposits ...............................................      9,082,779            9,274,034
Interest bearing deposits in foreign banking office ..........................        207,768              232,234
                                                                                  -----------          -----------
          Total deposits ......................................................    12,109,102           12,464,156
Federal funds purchased and securities sold under repurchase agreements .......     1,426,936            1,697,468
Other borrowed funds, short-term ..............................................       350,311              486,690
Bank acceptances outstanding ..................................................        11,202               11,810
Accrued taxes and other liabilities ...........................................       644,010              545,672
Long-term debt ................................................................       656,076              705,843
                                                                                  -----------          -----------
          Total liabilities ...................................................    15,197,637           15,911,639
                                                                                  -----------          -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
     liquidation preference per share: authorized and issue 90,000 shares .....         8,002                7,897
Stockholders' equity:
7.875% Noncumulative preferred stock, Series A, $5 par value per share,
      $25 liquidation preference per share; authorized 8,910,000 shares;
      issued 6,000,000 shares .................................................        30,000               30,000
Common Stock, $1/7 par value per share; authorized 1,200,000 shares,
     issued 597,763,495 shares ................................................        85,395               85,395
Capital surplus ...............................................................       701,988              701,988
Retained earnings .............................................................     1,102,209            1,022,169
Accumulated other comprehensive income ........................................        14,965               33,305
                                                                                  -----------          -----------
          Total stockholders' equity ..........................................     1,934,557            1,872,857
                                                                                  -----------          -----------
          Total liabilities, redeemable preferred stock and stockholders' equity  $17,140,196          $17,792,393
                                                                                  ===========          ===========


          See accompanying notes to consolidated financial statements

                            FIRST MARYLAND BANCORP

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                                                            Compre-
                                                          Preferred   Common    Capital     hensive       Retained
                                                            Stock      Stock    Surplus      Income       Earnings       Total
                                                            -----      -----    -------      ------       --------       -----
                                                                                       (in thousands)
Six Months Ended June 30, 1997
------------------------------
Balance, December 31, 1996 ......................          $30,000    $84,926   $198,176     $7,189       $927,206     $1,247,497
Net income ......................................              --        --         --         --           69,927         69,927
Other comprehensive income, net of tax:
  Minimum pension liability adjustment ..........              --        --         --          255           --              255
  Change in unrealized gains/losses on
   investment securities, net of
   reclassification adjustment (1) ..............              --        --         --       (5,274)          --           (5,274)
  Accretion of redeemable preferred stock .......              --        --         --          (96)          --              (96)
                                                                                                                       ----------
Other comprehensive income ......................                                                                          (5,115)
                                                                                                                       ----------
Comprehensive income .............................             --        --         --         --             --           64,812
Dividends declared on common stock ..............                                                          (44,000)       (44,000)
Dividends declared on  preferred stock ..........              --        --         --         --           (5,910)        (5,910)
Dividends declared on redeemable preferred stock               --        --         --         --             (203)          (203)
                                                           -------    -------   --------     ------       --------     ----------
Balance, June 30, 1997 ..........................          $30,000    $84,926   $198,176     $2,074       $947,020     $1,262,196
                                                           =======    =======   ========     ======       ========     ==========
Six Months Ended June 30, 1998
------------------------------
Balance, December 31, 1997 ......................          $30,000    $85,395   $701,988    $33,305     $1,022,169     $1,872,857
Net income ......................................              --        --         --         --          143,153        143,153
Other comprehensive income, net of tax:
  Minimum pension liability adjustment ..........              --        --         --         (240)          --             (240)
  Change in unrealized gains/losses on investment
   securities,  net of reclassification adjustment (1)         --        --         --      (17,996)                      (17,996)
  Accretion of redeemable preferred stock .......              --        --         --         (104)          --             (104)
                                                                                                                       ----------
    Other comprehensive income ..................              --        --         --         --             --          (18,340)
                                                                                                                       ----------
Comprehensive income ............................              --        --         --         --             --          124,813
Dividends declared on common stock ..............                                                          (57,000)       (57,000)
Dividends declared on  preferred stock ...........             --        --         --         --           (5,910)        (5,910)
Dividends declared on redeemable  preferred stock              --        --         --         --             (203)          (203)
                                                           -------    -------   --------     -------      ----------   ----------
Balance, June 30, 1998 ..........................          $30,000    $85,395   $701,988     $14,965      $1,102,209   $1,934,557
                                                           =======    =======   ========     =======      ==========   ==========


(1)  Disclosure of reclassification amount:                                         Six Months Ended
                                                                                         June 30,
                                                                                    -----------------
                                                                                    1998         1997
                                                                                    ----         ----
     Net unrealized holding gains (losses) on investment
        securities arising during period ..............................          $  7,509      $(4,965)
     Less: reclassification adjustment for realized  gains included in
         net income ...................................................            25,505          309
                                                                                   ------      -------
     Change in unrealized gains/losses on investment securities, net
         of tax .......................................................          $(17,996)     $(5,274)
                                                                                 ========      =======




          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              -------------------------------
                                                                                                 1998                1997
                                                                                              -----------         -----------
                                                                                                       (in thousands)
Operating Activities
Net income ...........................................................................        $   143,153         $    69,927
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses ......................................................             14,122              19,200
    Provision for other real estate losses ...........................................                337                  --
    Depreciation and amortization ....................................................             41,992              16,963
    Deferred income tax expense ......................................................             30,951              17,401
    Net gain on the sale of assets ...................................................           (100,504)               (868)
    Net decrease in loans originated for sale ........................................            291,523              16,896
    Net increase in trading account securities .......................................             (8,678)           (151,737)
    Net decrease (increase) in accrued interest receivable ...........................              5,872              (2,539)
    Net increase in accrued interest payable .........................................                443                 558
    Other, net .......................................................................             (2,462)             38,258
                                                                                              -----------         -----------
           Net cash provided by operating activities .................................            416,749              24,059
                                                                                              -----------         -----------
Investing Activities
    Proceeds from sales of investment securities available-for-sale (1) ..............          2,387,538             389,533
    Proceeds from paydowns and maturities of investment securities  available-for-sale            412,804             225,274
    Purchases of investment securities available-for-sale ............................         (2,285,978)           (671,848)
    Net increase in short-term investments ...........................................            (37,674)           (154,471)
    Net disbursements from lending activities of banking subsidiaries ................           (301,454)            (58,894)
    Principal collected on loans of nonbank subsidiaries .............................             33,219              21,690
    Loans originated by nonbank subsidiaries .........................................            (21,774)            (29,954)
    Principal payments received under leases .........................................              2,702               1,992
    Purchases of assets to be leased .................................................             (1,440)             (1,049)
    Proceeds from the sale of other real estate ......................................              5,269               5,275
    Purchases of premises and equipment ..............................................            (34,873)            (14,976)
    Proceeds from the sale of premises and equipment .................................              4,067                 540
    Proceeds from the sale of credit card loans ......................................            197,369                  --
    Other, net .......................................................................             (5,250)             32,924
                                                                                              -----------         -----------
           Net cash provided by (used for) investing activities ......................            354,525            (253,964)
                                                                                              -----------         -----------
Financing Activities
    Net (decrease) increase in deposits ..............................................           (355,054)             76,788
    Net (decrease) increase in short-term borrowings .................................           (406,911)            135,382
    Proceeds from the issuance of long-term debt .....................................                 --             146,817
    Principal payments on long-term debt .............................................            (50,000)            (20,000)
    Cash dividends paid ..............................................................            (63,113)            (50,113)
                                                                                              -----------         -----------
           Net cash (used for) provided by financing activities ......................           (875,078)            288,874
                                                                                              -----------         -----------
(Decrease) increase in cash and cash equivalents .....................................           (103,804)             58,969
Cash and cash equivalents at January 1, ..............................................          1,079,665             842,266
                                                                                              -----------         -----------
Cash and cash equivalents at June 30, ................................................        $   975,861         $   901,235
                                                                                              ===========         ===========
Supplemental Disclosures
        Interest payments ............................................................        $   266,178         $   161,684
        Income tax payments ..........................................................             10,054              15,131
Noncash Investing And Financing Activities
        Loan charge-offs .............................................................             17,554              23,983
        Transfers to other real estate ...............................................              4,372               3,963


(1) Includes $213 million in proceeds from 1997 investment securities sales which did not settle until 1998.

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of First Maryland Bancorp and subsidiaries ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. The Corporation acquired Dauphin Deposit Corporation ("Dauphin") on July 8, 1997. Dauphin's results of operations have been included with the Corporation's results since July 1, 1997. Consequently, results of operations for the six months and quarter ended June 30, 1998 are not comparable to results of operations for the three months and six months ended June 30, 1997. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1997 Annual Report on Form 10-K.

2.  Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133") was issued and is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The impact of the adoption of SFAS 133 has not been determined.

3.  Investment Securities

     The amortized cost and fair value of available-for-sale securities at June 30, 1998 are as follows:

                                                                             Gross            Gross
                                                         Amortized        Unrealized        Unrealized           Fair
                                                           Cost              Gains            Losses             Value
                                                        ----------        ----------        ----------         ----------
                                                                                (In thousands)
U.S. Treasury and U.S. Government Agencies .....        $  723,282        $    3,117        $     (982)        $  725,417
Mortgage-backed obligations ....................         1,396,245             4,351            (2,636)         1,397,960
Collateralized mortgage obligations ............           778,188             7,332              (500)           785,020
Asset-backed securities ........................           536,692             5,391              (219)           541,864
Obligations of states and political subdivisions           441,211             7,258              (590)           447,879
Other debt securities ..........................            62,190                --                --             62,190
Equity securities ..............................           185,149             4,422              (712)           188,859
                                                        ----------        ----------        ----------         ----------
         Total .................................        $4,122,957        $   31,871        $   (5,639)        $4,149,189
                                                        ==========        ==========        ==========         ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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


ANALYSIS OF FINANCIAL CONDITION

     On July 8, 1997, First Maryland Bancorp ("the Corporation") and its parent, AIB, acquired Dauphin Deposit Corporation ("Dauphin") which was merged into the Corporation. This acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, comprised primarily of goodwill of $825.1 million, and a core deposit intangible of $69.9 million, which are amortized against earnings. Dauphin's results of operations have been included with the Corporation's results of operations since July 1, 1997. Consequently, results of operations for the three months and six months ended June 30, 1998 are not comparable to results of operations for the three months and six months ended June 30, 1997.

     The Corporation's total assets at June 30, 1998 were $17.1 billion, a $652 million decrease from the balance at December 31, 1997. The primary components of the decrease were loans held-for-sale which decreased $292 million, investment securities available for sale which decreased $295 million, other assets which decreased $136 million and cash and due from banks which decreased $104 million. These decreases were partially offset by an increase in Federal funds sold and securities purchased under resale agreements of $38 million and an increase in loans and leases of $155 million.

     The decline in loans held-for-sale was the result of the Corporation's sale of its residential first mortgage origination business to National City Mortgage Co. during the first quarter, as previously reported. Residential mortgage loans will be offered to the Corporation's customers through the retail branch system and the Corporation will continue to meet the needs of low and moderate income communities in its market.

     Credit card loans declined $131 million as a result of the Corporation's sale of its retail credit card portfolio to Bank of America National Association during the first quarter, also as previously reported. Excluding the decline in credit card loans, loans and leases increased $286 million, primarily due to a $282 million increase in commercial loans due to new business and credit line activity, and a $193 million increase in retail loans due to growth in fixed rate home equity credit products. Commercial real estate outstandings declined $25 million due to the payout of a large credit during the first quarter of 1998. Foreign loans declined $17 million primarily due to fluctuations in short-term advances to the U.S. subsidiary of a foreign investor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


     Investment securities available-for-sale at June 30, 1998 decreased $295 million when compared to investment securities available-for-sale at December 31, 1997. Sales and maturities of investment securities during the first half of 1998 totaled $2.6 billion, exceeding purchases of $2.3 billion. In the first quarter of 1998, $1.7 billion of U.S. treasury and mortgage backed obligations were sold to reduce interest rate risk (primarily prepayment risk related to the mortgage backed securities) due to the market environment at the time of the sales. The sales resulted in pre-tax gains of $30.4 million. During the second quarter of 1998 the Corporation sold $436 million of investment securities, (primarily mortgage backed obligations and collateralized mortgage obligations) to further reduce interest rate risk. The sales resulted in pre-tax gains of $9.9 million. The sale of investment securities in the second quarter was prompted by growth in the home equity portfolio of the Corporation which will result in an increase in interest rate risk due to the prepayment characteristics of home equity loans.

     Investment securities purchased in the first quarter totaled $1.6 billion and included U.S. treasury securities, mortgage backed obligations and collateralized mortgage obligations with less prepayment risk than the securities sold. During the second quarter of 1998 the Corporation purchased $486 million of U.S. treasury and U.S. government agency securities, mortgage backed obligations and collateralized mortgage obligations. In addition to the transactions noted above, state and municipal and other debt and equity securities purchased in 1998 totaled $164 million, offsetting sales of other debt and equity securities of $63 million.

     Other assets declined by $136 million from December 31, 1997. Other assets at December 31, 1997 included a large receivable related to the use of trade date accounting for an investment security sale which settled in the first quarter of 1998.

     At June 30, 1998, investment securities available for sale, which totaled $4.1 billion, had unrealized appreciation of $26.2 million compared to $54.4 million at December 31, 1997. The taxable equivalent yield on the entire securities portfolio during the second quarter of 1998 was 6.54% compared to 6.73% for the first quarter of 1998 and 6.90% for the fourth quarter of 1997. The restructuring of the investment portfolio during the first quarter of 1998 resulted in a decline in the overall yield of the investment securities portfolio.

     Significant fluctuations in liabilities included a $139 million decline in noninterest bearing deposits from December 31, 1997 primarily due to normal seasonal fluctuations in demand deposit balances. Interest bearing deposits decreased $216 million primarily due to a $29 million decline in interest bearing demand deposits, a $131 million drop in savings deposits, a $116 million decrease in consumer time deposits and a $150 million decline in purchased time deposits from December 31, 1997. These decreases were offset by a $210 million increase in money market deposits. The growth in money market deposits is due to a new $83 million mortgage escrow deposit from a corporate customer and growth in a retail money market deposit product which is priced similarly to non-deposit money market funds. The decline in saving deposits is due to the transfer of approximately $175 million of trust savings deposits into other off-balance-sheet investment products. Competitive pressures from non-bank financial services companies continue to be strong, especially from mutual fund companies and broker-dealers. The decline in consumer time deposits evidences the consumer trend toward higher-yielding, non-insured investment vehicles. Long-term debt declined $50 million due to the payoff of $50 million of medium term bank notes. Other liabilities increased $98 million from December 31, 1997 primarily due to a $61 million increase in accrued income taxes payable and a change in the fair value of foreign exchange options sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Asset Quality

     Nonperforming assets were $95.6 million at June 30, 1998, compared to $81.0 million at December 31, 1997. The increase in nonperforming assets was primarily due to the transfer of $10.5 million in residential mortgages, a $13.3 million foreign loan, and $10.4 million in other loans to nonaccrual status in the first half of 1998. In addition, a $3.6 million troubled debt restructuring was placed on nonaccrual status in the second quarter of 1998. Offsetting the increases in nonperforming loans were paydowns and payoffs of nonaccrual loans totaling $10.8 million, charge-offs of $7.3 million, loans transferred to accrual status of $2.1 million and transfers to other real estate owned of $2.1 million. Additions to other real estate totaled $4.4 million in 1998, including the transfer from nonaccrual loans of $2.1 million. Sales and paydowns of other real estate owned totaled $5.3 million and other real estate writedowns and additions to valuation reserves totaled $601 thousand in 1998. Repossessed inventory and other nonperforming assets increased $1.4 million in 1998.

     The allowance for credit losses as a percentage of loans and leases was 1.58% at June 30, 1998 compared to 1.67% at December 31, 1997. Nonperforming assets as a percentage of loans and other foreclosed assets owned were 0.90% at June 30, 1998 compared to 0.80% at December 31, 1997. Loans 90 days or more past due and still accruing totaled $16.5 million at June 30, 1998 compared to a prior year-end balance of $23.7 million. The decline in loans 90 days or more past due is primarily due to the sale of the Corporation's remaining credit card loans in the first quarter of 1998. Net charge-offs as a percentage of average loans and leases decreased to 0.28% for the first six months of 1998 compared to 0.63% for the first half of 1997. Net charge-offs decreased due to the sale of credit card loans in the third quarter of 1997 and first quarter of 1998.

     The provisions for credit losses for the second quarter and first half of 1998 were $5.3 million and $14.1 million respectively, compared to $9.3 million and $19.2 million for the second quarter and first half of 1997. Credit card charge-offs for the first six months of 1998 decreased $14.9 million when compared to 1997 offset by a $7.8 million increase in non credit card charge-offs primarily due to two large commercial loan charge-offs in the first half of 1998.

     The following table details information on the allowance for credit losses and net charge-offs for the six months ended June 30, 1998 and 1997 and risk assets at June 30, 1998 and December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

                                                      Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES
                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                            --------------------------------------
                                                                                               1998                       1997
                                                                                            -----------                -----------
Beginning balance ............................................................              $   168,186                $   154,802
Provision for credit losses ..................................................                   14,122                     19,200
Net charge-offs ..............................................................                  (14,122)                   (21,205)
Allowance attributable to loans sold .........................................                   (6,850)                        --
                                                                                            -----------                -----------
Ending balance ...............................................................              $   161,336                $   152,797
                                                                                            ===========                ===========

NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans .............................................................                     0.24%                      0.11%
Commercial real estate loans .................................................                     0.04                       0.01
Residential mortgages ........................................................                     0.10                       0.02
Retail loans .................................................................                     0.30                       0.25
Credit card loans ............................................................                    13.01                       6.77
Leases receivable ............................................................                     0.10                       0.05
Foreign loans ................................................................                     0.95                         --
                                                                                            -----------                -----------
     Total ...................................................................                     0.28%                      0.63%

RISK ASSETS
                                                                                             June 30,                  December 31,
                                                                                               1998                       1997
                                                                                            -----------                -----------
Nonaccrual loans:
Domestic:
     Commercial ..............................................................                  $22,712                    $21,730
     Commercial real estate ..................................................                    8,373                      9,417
     Residential mortgage ....................................................                   28,188                     24,808
Foreign ......................................................................                   16,561                      4,340
                                                                                            -----------                -----------
          Total nonaccrual loans .............................................                   75,834                     60,295
Restructured loans (1) .......................................................                       98                      3,692
Other real estate and assets owned (2) .......................................                   16,814                     16,963
                                                                                            -----------                -----------
          Total nonperforming assets .........................................                  $92,746                    $80,950
                                                                                            ===========                ===========
Accruing loans contractually past due 90 days or more as to principal
 or interest .................................................................                  $16,472                    $23,717
                                                                                            ===========                ===========

------------
 (1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".
 (2) Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ASSET QUALITY RATIOS
                                                                                  June 30,           December 31,
                                                                                    1998                1997
                                                                                  --------             --------
Nonperforming  loans as a percentage of total loans ...........................      0.74%                0.63%
Nonperforming assets as a percentage of :
    Total loans, net of unearned income plus other foreclosed assets owed .....      0.90                 0.80
     Total assets .............................................................      0.54                 0.45
Allowance for credit losses as a percentage of :
     Period end loans .........................................................       1.58                 1.67
     Nonperforming loans ......................................................     212.47               262.84

MARKET RISK MANAGEMENT

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, the Corporation's primary market risk exposure is interest rate risk.

Interest Rate Risk Management

     Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The interest rate risk position at June 30, 1998 is similar to the risk position at year end 1997 due to the restructuring of the investment portfolio during the first half of 1998.

Fixed Income, Derivative and Foreign Exchange Risk Management

     The Corporation maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first half of 1998.


CAPITAL ADEQUACY AND RESOURCES

     The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At June 30, 1998, the Corporation's tier 1 risk based capital ratio was 8.94% ($1.3 billion of Tier 1 capital) and its total risk based capital ratio was 12.30% ($1.8 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off balance sheet activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The Federal Reserve Board's regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of tangible common shareholders' equity (Tier 1 capital). The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations, (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

     Substantially the same capital requirements are applied to the Corporation's banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at June 30, 1998 the Corporation and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios

                                                  Regulatory Capital Ratios
                                                  -------------------------
                                              Tier 1        Total       Leverage
                                              ------       -------      --------
The Corporation .......................        8.94%        12.30%        8.06%
The First National Bank of  Maryland ..        7.74         10.45         7.02
Dauphin Deposit Bank and Trust Company.        8.94         10.89         7.47
The York Bank and Trust Company .......       10.25         11.50         7.97
First Omni Bank, N.A ..................       18.74         19.32         7.17
Regulatory Guidelines:
     Minimum ..........................        4.00          8.00         3.00
     Well Capitalized .................        6.00         10.00         5.00

LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of First Maryland Bancorp. Dividends from subsidiaries totaled $116.7 million in the first half of 1998, and included $74 million in special dividends from First Omni Bank, N.A. ("First Omni"). In addition, First Omni returned $22 million of capital to First Maryland Bancorp through a stock redemption. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. On April 29, 1998, the Corporation paid a dividend of $57 million to its sole common shareholder, Allied Irish Banks, p.l.c.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ANALYSIS OF RESULTS OF OPERATIONS

     As noted above, results of operations for the six months and quarter ended June 30,1998 are not comparable to those for the same periods in 1997 due to the acquisition (Merger) of Dauphin in July 1997. The results of operations for 1998 reflect the effects of the acquisition subsequent to the Merger's consummation. While in previous quarters amounts related to the Dauphin legal entities have been disclosed, the integration of the two companies has now progressed to the point where the results of the combined operations cannot be divided between or attributed directly to the Corporation, pre-merger, or Dauphin with reasonable consistency or accuracy.

     In the majority of the Corporation's income and expense categories, the increases in the amounts reported for the three months and six months ended June 30, 1998 compared with the amounts reported for the same periods in 1997 resulted from the Merger. Other significant factors affecting the Corporation's results of operations are described in the applicable sections below.

     The net income of the Corporation for the six months and quarter ended June 30, 1998 was $143.2 million and $47.5 million, respectively, compared to $69.9 million and $35.8 million for the six months and quarter ended June 30, 1997. Net income for the first half of 1998 included a $37.4 million after tax gain ($60.0 million pre-tax) on the sale of credit card loans and $25.5 million of after tax gains ($40.4 million pre-tax) from the sale of investment securities during the first half of 1998. Return on average assets and return on average common stockholder's equity were 1.70% and 15.43%, respectively, for the six months ended June 30, 1998 compared to 1.29% and 11.39% for the six months ended June 30, 1997.

     Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $167.7 million and $59.6 million, respectively, for the six months and quarter ended June 30, 1998 compared to $72.7 million and $37.2 million, respectively, for the six months and quarter ended June 30,1997. Excluding the gain on the sale of credit card loans and the gain on the sale of investment securities, tangible net income was $104.7 million and return on average tangible assets and return on average tangible common equity were 1.32% and 22.68%, respectively, for the first half of 1998. These ratios were 1.35% and 12.80% for the first half of 1997.

Net Interest Income

     The largest source of the Corporation's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a tax equivalent basis for the second quarter of 1998 was $140.2 million, an increase of $31.1 million from the second quarter of 1997. The sale of the retail credit card portfolio resulted in a decrease in net interest income of approximately $8.7 million when the second quarter of 1998 is compared to the same period in 1997. The net interest margin for the second quarter of 1998 was 3.84% compared to a margin of 4.40% for the second quarter of 1997. The decline in net interest margin is primarily due to the acquisition of Dauphin.

     Net interest income on a tax equivalent basis for the six months ended June 30, 1998 was $280.6 million, an increase of $66.0 million when compared to net interest income for the six months ended June 30, 1997. The sale of the retail credit card portfolio resulted in a decrease in net interest income of approximately $15.5 million when the six months ended June 30, 1998 are compared to the six months ended June 30, 1997. The net interest margin for the six months ended June 30, 1998 was 3.86% compared to a net interest margin of 4.37% for the same period in 1997. The decline in net interest margin is primarily due to the acquisition of Dauphin.

     The following tables provide additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the three months ended June 30, 1998, March 31, 1998 and June 30, 1997 and the six months ended June 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

                   Average Balances, Interest Yields and Rates and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                                         Three Months Ended
                           --------------------------------------------------------------------------------------------------------
                                            June 30, 1998                   March 31,  1998                     June 30, 1997
                           --------------------------------------------------------------------------------------------------------
                                   Average                  Yield/    Average                 Yield/   Average               Yield/
                                   Balance    Interest (1)  Rate (1)  Balance  Interest (1)   Rate (1) Balance Interest (1) Rate (1)
                                   -------    ------------  --------  -------  ------------  --------  ------- -----------  -------
                                                                      (dollars in millions)
ASSETS
Earning assets:
  Trading account securities ..... $     72.8  $    1.0      5.56%  $    33.8  $   0.5        6.01%  $    91.8  $   1.4      6.25%
  Money market investments .......       94.4       1.4      5.91       228.4      3.1        5.57       423.9      5.8      5.51
Investment securities(2):
   Taxable .......................    3,554.3      56.8      6.41     3,387.2     54.8        6.56     2,381.1     38.9      6.55
   Tax exempt ....................      421.2       8.0      7.57       410.8      7.8        7.72        78.2      1.9     10.04
   Equity investments ............      148.7       2.5      6.68       137.3      2.6        7.79        42.5      0.7      6.41
                                   ----------  --------    ------   ---------   ------       -----   ---------  -------     -----
     Total investment securities..    4,124.3      67.2      6.54     3,935.1     65.3        6.73     2,501.8     41.5      6.66
                                   ----------  --------    ------   ---------   ------       -----   ---------  -------     -----
Loans held for sale ..............      257.7       5.4      8.45       375.2      7.3        7.86       108.9      2.1      7.65
Loans (net of unearned income)(3):
   Commercial ....................    3,064.0      59.3      7.76     2,969.9     56.9        7.77     1,815.6     35.3      7.80
   Commercial real estate ........    2,232.2      46.4      8.33     2,227.8     46.9        8.53     1,411.4     30.4      8.63
   Residential ...................      874.0      15.9      7.29       964.7     17.5        7.36       827.1     14.9      7.23
   Retail ........................    2,697.0      56.2      8.36     2,573.9     53.7        8.46     1,449.9     30.7      8.50
   Credit card ...................       14.3       0.5     12.62        87.7      3.4        5.58       517.7     16.2     12.55
   Leases receivable .............      769.5      11.5      5.99       770.1     11.5        6.08       442.5      6.0      5.40
  Foreign ........................      459.8       8.4      7.29       453.5      8.0        7.15       357.9      6.8      7.62
                                   ----------  --------    ------   ---------   ------       -----   ---------  -------     -----
     Total loans .................   10,110.8     198.1      7.86    10,047.6    197.9        7.99     6,822.1    140.3      8.25
                                   ----------  --------    ------   ---------   ------       -----   ---------  -------     -----
       Total earning assets.......   14,659.9     273.1      7.47    14,620.1    274.1        7.60     9,948.5    191.1      7.71
Allowance for credit losses ......     (161.9)                         (164.9)                          (151.7)
Cash and due from banks ..........      886.4                           878.5                            642.0
Other assets .....................    1,607.1                         1,611.4                            519.0
                                   ----------                       ---------                        ---------
    Total assets ................. $ 16,991.5                       $16,945.1                        $10,957.8
                                   ==========                       =========                        =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits in domestic offices:
   Interest bearing demand ....... $    592.2  $    2.1      1.43%  $   582.6  $   2.1        1.44%  $   120.7  $   0.7      2.24%
   Money market accounts .........    2,146.6      17.4      3.24     2,054.6     15.9        3.15     1,636.2     11.7      2.88
   Savings .......................    1,565.5      10.3      2.63     1,576.8     10.2        2.62     1,059.3      6.5      2.48
   Other consumer time ...........    3,305.2      43.2      5.25     3,361.3     43.4        5.24     1,657.9     21.3      5.15
   Large denomination time .......    1,634.1      23.3      5.71     1,748.3     24.9        5.78       623.3      8.8      5.64
Deposits in foreign banking office      224.7       3.1      5.60       217.3      3.0        5.53       118.7      1.7      5.68
                                   ----------  --------    ------   ---------  -------       -----   ---------  -------     -----
       Total interest bearing
        deposits .................    9,468.3      99.4      4.21     9,540.9     99.5        4.23     5,216.1     50.7      3.90
                                   ----------  --------    ------   ---------  -------       -----   ---------  -------     -----
Funds purchased ..................    1,161.5      15.1      5.20     1,151.5     14.9        5.25       658.5      8.8      5.34
Other borrowed funds, short-term .      490.5       6.3      5.13       512.2      6.6        5.20       951.8     12.8      5.41
Long-term debt ...................      666.5      12.2      7.35       705.9     12.7        7.29       505.3      9.7      7.73
                                   ----------  --------    ------   ---------  -------       -----   ---------  -------     -----
       Total interest bearing
        liabilities ..............   11,786.7     132.9      4.52    11,910.4    133.7        4.55     7,331.7     82.0      4.49
                                   ----------  --------    ------   ---------  -------       -----   ---------  -------     -----
Noninterest bearing deposits .....    2,639.8                         2,561.9                          2,021.9
Other liabilities ................      607.6                           543.0                            316.4
Redeemable preferred stock .......        8.0                             7.9                              7.7
Stockholders' equity .............    1,949.4                           1,922                          1,280.1
                                   ----------                       ---------                        ---------
       Total liabilities and
        stockholders' equity ..... $ 16,991.5                       $16,945.1                        $10,957.8
                                   ==========                       =========                        =========

Net interest income, tax
equivalent basis .................             $  140.2                        $ 140.4                          $ 109.1
                                               ========                        =======                          =======
Net interest spread (4) ..........                           2.95%                            3.05%                          3.22%
Contribution of interest free
sources of funds .................                           0.89                             0.84                           1.18
Net interest margin (5) ...........                          3.84                             3.89                           4.40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

                   Average Balances, Interest Yields and Rates and Net Interest Margin
                                          (Tax Equivalent Basis)

                                                                                     Six Months Ended
                                                       -------------------------------------------------------------------------
                                                                   June 30, 1998                         June 30, 1997
                                                       --------------------------------------   --------------------------------
                                                       Average                       Yield/     Average                  Yield/
                                                       Balance    Interest(1)        Rate (1)   Balance   Interest(1)   Rate (1)
                                                       -------    -----------        --------   -------   -----------   --------
                                                                                  (dollars in millions)
ASSETS
Earning assets:
     Trading account securities ..................  $    53.4       $    1.5           5.70%  $    49.0   $    1.5       6.22%

     Money market investments ....................      161.0            4.5           5.67       434.9       11.7       5.41
Investment securities (2):
     Taxable .....................................    3,471.2          111.6           6.49     2,387.6       77.5       6.54
     Tax exempt ..................................      415.9           15.8           7.65        80.0        4.1      10.25
     Equity investments ..........................      143.1            5.1           7.21        49.5        1.3       5.59
                                                     --------         ------          -----    --------      -----      -----
          Total investment securities ............    4,030.2          132.5           6.63     2,517.1       82.9       6.64
                                                     --------         ------          -----    --------      -----      -----
Loans held for sale ..............................      316.1           12.7           8.10       105.2        4.0       7.66
Loans (net of unearned income) (3):
     Commercial ..................................    3,017.2          116.2           7.77     1,790.0       69.9       7.88
     Commercial real estate ......................    2,230.0           93.2           8.43     1,426.7       60.0       8.48
     Residential .................................      919.1           33.4           7.33       832.3       29.8       7.22
     Retail ......................................    2,635.8          109.9           8.41     1,418.3       59.4       8.45
     Credit card .................................       50.8            3.8          15.16       540.5       32.3      12.05
     Leases receivable ...........................      769.8           23.0           6.04       440.2       12.0       5.48
  Foreign ........................................      456.7           16.4           7.22       359.5       13.4       7.51
                                                     --------         ------          -----    --------      -----      -----
          Total loans ............................   10,079.4          396.0           7.92     6,807.5      276.8       8.20
                                                     --------         ------          -----    --------      -----      -----
               Total earning assets ..............   14,640.1          547.2           7.54     9,913.7      376.9       7.67
Allowance for credit losses ......................     (163.4)                                   (152.3)
Cash and due from banks ..........................      882.5                                     639.0
Other assets .....................................    1,609.2                                     535.1
                                                    ---------                                 ---------
       Total assets ..............................  $16,968.4                                 $10,935.5
                                                    =========                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand .....................  $   587.4       $    4.2           1.43%  $   120.2   $    1.4       2.29%

     Money market accounts .......................    2,100.8           33.3           3.20     1,629.9       23.3       2.89
     Savings .....................................    1,571.1           20.5           2.63     1,048.4       12.9       2.48
     Other consumer time .........................    3,333.1           86.7           5.24     1,682.2       43.0       5.15
     Large denomination time .....................    1,690.9           48.2           5.75       626.7       17.4       5.61
Deposits in foreign banking office ...............      221.0            6.1           5.57       115.4        3.2       5.52
                                                     --------         ------          -----    --------      -----      -----
               Total interest bearing deposits ...    9,504.4          198.9           4.22     5,222.8      101.2       3.90
                                                     --------         ------          -----    --------      -----      -----
Funds purchased ..................................    1,156.5           30.0           5.22       684.4       17.8       5.24
Other borrowed funds, short-term .................      501.3           12.8           5.17       934.7       24.8       5.35
Long-term debt ...................................      686.1           24.9           7.32       483.4       18.5       7.71
                                                     --------         ------          -----    --------      -----      -----
              Total interest bearing liabilities .   11,848.2          266.6           4.54     7,325.3      162.3       4.47
                                                     --------         ------          -----    --------      -----      -----
Noninterest bearing deposits .....................    2,601.1                                   2,025.5
Other liabilities ................................      575.4                                     302.2
Redeemable preferred stock .......................        7.9                                       7.7
Stockholders' equity .............................      1,936                                   1,274.8
                                                    ---------                                 ---------
     Total liabilities and  stockholders' equity .  $16,968.4                                 $10,935.5
                                                    =========                                 =========
Net interest income, tax equivalent basis ........                  $  280.6                              $  214.6
                                                                    ========                              ========
Net interest spread (4) ..........................                                     3.00%                             3.20%
Contribution of interest free sources of funds ...                                     0.86                              1.17
Net interest margin (5) ..........................                                     3.86                              4.37



------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Noninterest Income

         The following tables present the components of noninterest income for the three months and six months ended June 30, 1998 and 1997.

                                                Noninterest Income

                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                     ---------------------------             -------------------------
                                                                         Percent                                 Percent
                                                                         -------                                 -------
                                                                          Change                                  Change
                                                                          ------                                  ------
                                                 1998         1997       1998/1997      1998         1997       1998/1997
                                                 ----         ----       ---------      ----         ----       ---------
                                                                      (dollars in thousands)
Service charges on deposit accounts ......     $ 27,763     $ 21,738         27.7%   $ 53,313     $ 43,541         22.4%
Trust and investment advisory fees .......       17,940        8,414        113.2      34,088       16,847        102.3
Mortgage banking income ..................        7,173        6,853          4.7      21,355       12,871         65.9
Other income:
     Security sales and fees .............        6,064        1,498        304.8      13,101        2,689        387.2
     Credit card income ..................        6,102        3,167         92.7      11,120        5,160        115.5
     Servicing income ....................          575        5,549        (89.6)      4,968       12,026        (58.7)
     Customer service fees ...............        3,078        2,367         30.0       5,510        4,314         27.7
     Trading income ......................        2,697        1,050        156.9       6,950        2,633        164.0
Other ....................................        8,530        5,450         56.5      18,575       16,810         10.5
                                               --------     --------        ------   --------     --------        ------
            Total fees and other income ..       79,922       56,086         42.5     168,980      116,891         44.6
Securities gains, net ....................        9,921           55            -      40,353          508            -
Gain on sale of credit card loans ........            -            -            -      60,000            -            -
                                               --------     --------        ------   --------     --------        ------
        Total noninterest income .........     $ 89,843     $ 56,141         60.0%   $269,333     $117,399        129.4%
                                               ========     ========        ======   ========     ========        ======

     The Corporation's noninterest income for the second quarter of 1998 was $89.8 million, a $33.7 million (60.0%) increase over noninterest income for the second quarter of 1997. Noninterest income in 1998 benefited from investment security gains of $9.9 million. Servicing income decreased $5.0 million (89.6%) primarily due to the absence of servicing income on credit card loans in the second quarter of 1998. Mortgage banking income was impacted by the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. Credit card income was impacted by the sale of the Corporation's retail credit card receivables in the third quarter of 1997 and the first quarter of 1998.

     The Corporation's noninterest income for the six months ended June 30, 1998 was $269.3 million, a $151.9 million (129.4%) increase over noninterest income for the first half of 1997. Noninterest income in 1998 benefited from a gain on the sale of credit card loans ($60.0 million) and investment security gains of $40.4 million. Servicing income decreased $7.1 million (58.7%) due to lower servicing income on credit card loans. Mortgage banking income was impacted by the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. Credit card income was impacted by the sale of the retail credit card portfolio. Other income in 1997 included a $5.5 million gain on the sale of an investment in an ATM and point of sale network. Other income in 1998 benefited from a $1.2 million gain on the payoff of a troubled debt restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


 Noninterest Expenses

     The following table presents the components of noninterest expenses for the three months and six months ended June 30, 1998 and 1997.

                                           Noninterest Expenses

                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                       ---------------------------           -------------------------
                                                                           Percent                             Percent
                                                                           -------                             -------
                                                                            Change                              Change
                                                                            ------                              ------
                                                 1998         1997       1998/1997     1998         1997     1998/1997
                                                 ----         ----       ---------     ----         ----     ---------
                                                                      (dollars in thousands)
Salaries and other personnel costs ......     $ 74,363     $ 58,121         27.9%   $154,433     $116,581         32.5%
Equipment costs .........................       10,067        7,810         28.9      21,700       17,054         27.2
Occupancy costs .........................        9,213        8,014         15.0      19,424       16,139         20.4
Other operating expenses:
     External services ..................        6,970        7,621         (8.5)     14,957       14,862          0.6
     Postage and communications .........        6,165        4,010         53.7      12,322        8,630         42.8
     Advertising and marketing ..........        4,111        3,350         22.7       8,487        7,430         14.2
     Professional service fees ..........        3,970        2,631         50.9       8,106        4,919         64.8
     Other ..............................       17,377        4,860        257.6      34,105       11,015        209.7
                                              --------     --------        -----    --------     --------        -----
           Total operating expenses .....      132,236       96,417         37.2     273,534      196,630         39.1
Intangible assets amortization expense ..       13,787        2,252        512.2      28,011        4,504        521.9
                                              --------     --------        -----    --------     --------        -----
           Total noninterest expenses ...     $146,023     $ 98,669         48.0%   $301,545     $201,134         49.9%
                                              ========     ========        =====    ========     ========        =====

     The Corporation's noninterest expenses for the quarter ended June 30, 1998 were $146.0 million, a $47.4 million (48.0%) increase over noninterest expenses for the quarter ended June 30, 1997. Noninterest expenses in 1998 included an additional $12.2 million in intangible asset amortization expense related to the Dauphin acquisition. External services expense was favorably impacted by the sale of the retail credit card portfolio due to lower credit card processing expenses. The increase in professional service fees is primarily due to an increase in contract programming expenses related to system conversions.

     The Corporation's noninterest expenses for the six months ended June 30, 1998 were $301.5 million, a $100.4 million (49.9%) increase over noninterest expenses for the six months ended June 30, 1997. Noninterest expenses in 1998 included a $24.6 million increase in intangible asset amortization expense due to the Dauphin acquisition. Professional service fees in 1998 increased primarily due to an increase in contract programming expenses related to system conversions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

YEAR 2000

     Many computer systems worldwide do not have the capability to recognize the year 2000 or years thereafter, and some systems may have difficulty in late 1999. Failures of the Corporation's and/or third parties' computer systems due to the inability to recognize or process dates occurring after January 1, 2000 could have a material impact on the Corporation's ability to conduct its business. The year 2000 problem is worldwide in scope and may begin to manifest itself in mid-to-late 1999.

     The Corporation is actively pursuing Year 2000 compliance for all computer systems. The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 in 1996. This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998, with system verification and certification throughout 1999, and believes that the Corporation's level of preparedness is appropriate.

     The Corporation is currently in the process of replacing its major systems in order to upgrade its technology platforms to its strategic target environment. In the process, many of the Corporation's systems which were not Year 2000 compliant are being replaced. It is difficult to separate the costs associated with system replacements and upgrades due to target environment strategies from those associated with Year 2000 compliance. Management estimates that the total cost of target environment system replacements and year 2000 compliance will be approximately $40-45 million, which includes both internal and external personnel costs related to implementing and modifying systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Internal personnel and all other costs related to the project will be expensed as incurred. The costs of the project and expected completion dates are based on management's best estimates.

     The Corporation has begun communicating with external service providers and vendors to assess and monitor their Year 2000 compliance efforts. The impact of Year 2000 compliance by all outside parties with whom the Corporation may transact business cannot be gauged at this time.

                         Part II. - Other Information

Item 1.  Legal Proceedings

     Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRA"). The aggregate balance of the IRA accounts was approximately $221 million at June 30, 1998. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. Briefing has been completed, and the Supreme Court has not yet scheduled a date for argument. Neither management nor counsel can predict the outcome of the class' appeal of the Superior Court's decision or the timeframe within which the Supreme Court of Pennsylvania will act on the appeal with any reasonable degree of certainty. Dauphin Deposit has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

Item 4. Results of Votes of Security Holders

The annual meeting of shareholders was held on April 28, 1998 in Baltimore, Maryland. An amendment to the Corporation's articles of incorporation to increase the authorized common stock from 600 million to 1.2 billion shares was proposed for consideration and approved at this meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  The following exhibit is furnished to this Form 10-Q:

                  (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1998.




                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          First Maryland Bancorp

August 10, 1998                           By    /s/ Jerome W. Evans
                                          -------------------------
                                          Jerome W. Evans
                                          Executive Vice President and
                                          Chief Financial Officer

August 10, 1998                           By    /s/ Robert L. Carpenter, Jr.
                                          ----------------------------------
                                          Robert L. Carpenter, Jr.
                                           Senior Vice President and
                                             Controller