Form 10-Q
period 1998-09-30
FIRST MARYLAND BANCORP
filed 1998-11-12
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549
                               _________________

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273
                        ______________________________

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes [X]    No  [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    All common stock (597,763,495 outstanding shares, $1/7 par value) of the registrant is owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                   FIRST  MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                                         Page No
                                                                                        ---------
Part I.  Financial Information
   Item 1.  Financial Statements (Unaudited)
            Consolidated Statements of Income........................................        3
            Consolidated Statements of Condition.....................................        4
            Consolidated Statements of Changes in Stockholders' Equity...............        5
            Consolidated Statements of Cash Flows....................................        6
            Notes to Consolidated Financial Statements...............................        7
   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................        8
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............       21
Part II.  Other Information
   Item 1.  Legal Proceedings........................................................       21
   Item 6.  Exhibits and Reports on Form 8-K.........................................       22
   Signatures........................................................................       22

ITEM 1. FINANCIAL STATEMENTS

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                          ------------------------------   -----------------------------
                                                              1998             1997            1998            1997
                                                          -------------   --------------   -------------   -------------
                                                                                  (in thousands)
Interest Income
Interest and fees on loans and leases.................         $200,206        $200,495         $594,349        $476,305
Interest and dividends on investment securities:
    Taxable...........................................           54,419          66,044          166,053         143,530
    Tax-exempt........................................            5,478           5,186           16,057           7,970
    Dividends.........................................            2,271           1,388            7,122           2,761
Interest on loans held-for-sale.......................            3,303           7,554           16,001          11,550
Other interest income.................................            1,673           2,606            7,711          15,786
                                                               --------        --------         --------        --------
    Total interest and dividend income................          267,350         283,273          807,293         657,902
                                                               --------        --------         --------        --------
Interest Expense
Interest on deposits..................................           98,684          96,626          297,592         197,807
Interest on Federal funds purchased and other short-
  term borrowings.....................................           23,946          31,814           66,750          74,395
Interest on long-term debt............................           12,126          12,923           37,035          31,403
                                                               --------        --------         --------        --------
    Total interest expense............................          134,756         141,363          401,377         303,605
                                                               --------        --------         --------        --------
Net Interest..........................................          132,594         141,910          405,916         354,297
Income................................................
Provision for credit losses...........................            2,808           7,434           16,930          26,634
                                                               --------        --------         --------        --------
Net Interest Income After Provision for Credit
  Losses..............................................          129,786         134,476          388,986         327,663
                                                               --------        --------         --------        --------
Noninterest Income
Service charges on deposit accounts...................           26,372          26,437           79,685          69,978
Trust and investment advisory income..................           17,994          14,330           52,082          31,177
Mortgage banking income...............................            5,304          18,110           26,659          30,981
Other income..........................................           33,122          32,704           93,346          76,336
Securities gains, net.................................            1,042            (230)          41,395             278
Gain on sale of credit card loans.....................                -          28,155           60,000          28,155
                                                               --------        --------         --------        --------
Total noninterest income..............................           83,834         119,506          353,167         236,905
                                                               --------        --------         --------        --------
Noninterest Expenses
Salaries and other personnel costs....................           77,220          88,976          231,653         205,558
Equipment costs.......................................           10,455          11,895           32,155          28,949
Occupancy costs.......................................            9,483          10,550           28,907          26,689
Other operating expenses..............................           39,176          41,624          117,153          88,479
Intangible assets amortization expense................           13,789          16,218           41,800          20,722
                                                               --------        --------         --------        --------
Total noninterest expenses............................          150,123         169,263          451,668         370,397
                                                               --------        --------         --------        --------
Income before income taxes............................           63,497          84,719          290,485         194,171
Income tax expense....................................           23,444          31,190          107,279          70,715
                                                               --------        --------         --------        --------
Net Income............................................         $ 40,053        $ 53,529         $183,206        $123,456
                                                               ========        ========         ========        ========

          See accompanying notes to consolidated financial statements

                             FIRST MARYLAND BANCORP

                      CONSOLIDATED STATEMENTS OF CONDITION

                                  (Unaudited)

                                                                                              September 30,    December 31,
                                                                                                   1998            1997
                                                                                              --------------   -------------
                                                                                                     (in thousands,
                                                                                                except per share amounts)
Assets
Cash and due from banks......................................................................    $   988,890     $ 1,078,009
Interest bearing deposits in other banks.....................................................          1,378           1,656
Trading account securities...................................................................         72,372          39,539
Federal funds sold and securities purchased under resale agreements..........................         25,663          51,130
Investment securities available-for-sale.....................................................      4,334,734       4,444,107
Loans held-for-sale..........................................................................        106,464         482,153
Loans, net of unearned income of $187,478 and $192,569
  Commercial.................................................................................      3,284,344       2,868,728
  Commercial real estate.....................................................................      2,239,220       2,256,895
  Residential mortgage.......................................................................        788,028         987,751
  Retail.....................................................................................      2,796,032       2,567,166
  Credit card................................................................................         15,472         146,497
  Leases receivable..........................................................................        805,951         774,221
  Foreign....................................................................................        429,492         482,328
                                                                                                 -----------     -----------
    Total loans, net of unearned income......................................................     10,358,539      10,083,586
Allowance for credit losses..................................................................       (158,836)       (168,186)
                                                                                                 -----------     -----------
    Loans, net...............................................................................     10,199,703       9,915,400
                                                                                                 -----------     -----------
Premises and equipment.......................................................................        194,145         170,863
Due from customers on acceptances............................................................         11,833          11,810
Intangible assets............................................................................        907,724         967,433
Other assets.................................................................................        497,590         630,293
                                                                                                 -----------     -----------
    Total assets.............................................................................    $17,340,496     $17,792,393
                                                                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
  Noninterest bearing deposits...............................................................    $ 2,669,535     $ 2,957,888
  Interest bearing deposits..................................................................      8,602,255       9,274,034
Interest bearing deposits in foreign banking office..........................................        453,923         232,234
                                                                                                 -----------     -----------
    Total deposits...........................................................................     11,725,713      12,464,156
Federal funds purchased and securities sold under repurchase agreements......................      1,908,062       1,697,468
Other borrowed funds, short-term.............................................................        322,886         486,690
Bank acceptances outstanding.................................................................         11,833          11,810
Accrued taxes and other liabilities..........................................................        700,678         545,672

Long-term debt...............................................................................        656,198         705,843
                                                                                                 -----------     -----------
    Total liabilities........................................................................     15,325,370      15,911,639
                                                                                                 -----------     -----------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
 preference per share: authorized and issued 90,000 shares...................................          8,002           7,897
Stockholders' equity:
7.875% Noncumulative preferred stock, Series A, $5 par value per share, $25
 liquidation preference per share; authorized 8,910,000 shares; issued 6,000,000 shares......         30,000          30,000
Common Stock, $1/7 par value per share; authorized 1,200,000,000 shares,
 issued 597,763,495 shares...................................................................         85,395          85,395
Capital surplus..............................................................................        701,988         701,988
Retained earnings............................................................................      1,139,206       1,022,169
Accumulated other comprehensive income.......................................................         50,535          33,305
                                                                                                 -----------     -----------
    Total stockholders' equity...............................................................      2,007,124       1,872,857
                                                                                                 -----------     -----------
    Total liabilities, redeemable preferred stock and stockholders' equity...................    $17,340,496     $17,792,393
                                                                                                 ===========     ===========

  See accompanying notes to consolidated financial statements

                            FIRST MARYLAND BANCORP

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)


                                                                                     Accumulated
                                                                                        Other
                                                   Preferred    Common    Capital    Comprehensive     Retained
                                                     Stock       Stock    Surplus       Income         Earnings        Total
                                                   ---------    -------   --------   --------------   -----------   -----------
                                                                                 (in thousands)
Nine Months Ended September  30, 1997
Balance, December 31, 1996..........................  $30,000   $84,926   $198,176    $ 7,189         $  927,206     $1,247,497
Net income..........................................        -         -          -          -            123,456        123,456
Other comprehensive income, net of tax:
 Minimum pension liability adjustment................       -         -          -        255                  -            255
 Change in unrealized gains/losses on investment
 securities, net of reclassification adjustment(1)...       -         -          -     14,640                  -         14,640
 Accretion of redeemable preferred stock.............       -         -          -       (146)                 -           (146)
                                                                                                                     ----------
Other comprehensive income..........................        -         -          -          -                  -         14,749
                                                                                                                     ----------
Comprehensive income................................        -         -          -          -                  -        138,205
Issuance of Common Stock............................        -       469    504,718          -                  -        505,187
Dividends declared on common stock..................        -         -          -          -            (44,000)       (44,000)
Dividends declared on  preferred stock..............        -         -          -          -             (8,865)        (8,865)
Dividends declared on redeemable preferred..........        -         -          -          -               (304)          (304)
  stock.............................................  -------   -------   --------    -------         ----------     ----------
Balance, September 30, 1997.........................  $30,000   $85,395   $702,894    $21,938         $  997,493     $1,837,720
                                                      =======   =======   ========    =======         ==========     ==========

NINE MONTHS ENDED SEPTEMBER  30, 1998
-------------------------------------
Balance, December 31, 1997..........................  $30,000   $85,395   $701,988    $33,305        $1,022,169      $1,872,857
Net income..........................................        -         -          -          -           183,206         183,206
Other comprehensive income, net of tax:
 Minimum pension liability adjustment................       -         -          -      (240)                -            (240)
 Change in unrealized gains/losses on investment
 securities,  net of reclassification adjustment(1)..       -         -          -    17,574                 -          17,574
 Accretion of redeemable preferred stock.............       -         -          -      (104)                -            (104)
                                                                                                                    ----------
  Other comprehensive income..........................                                                                  17,230
                                                                                                                    ----------
Comprehensive income................................        -         -          -         -                 -         200,436
                                                                                                                    ----------
Dividends declared on common stock..................        -         -          -         -           (57,000)        (57,000)
Dividends declared on  preferred stock..............        -         -          -         -            (8,865)         (8,865)
Dividends declared on redeemable  preferred.........        -         -          -         -              (304)           (304)
                                                      -------   -------   --------   -------        ----------      ----------
Balance, September 30, 1998.........................  $30,000   $85,395   $701,988   $50,535        $1,139,206      $2,007,124
                                                      =======   =======   ========   =======        ==========      ==========



(1)  DISCLOSURE OF RECLASSIFICATION AMOUNT:

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                        -----------------------------
                                                                                            1998            1997
                                                                                        -------------   -------------

         Net unrealized holding gains on investment securities arising during
          period.....................................................................         $43,716         $14,812
         Less: reclassification adjustment for realized  gains included in net
          income.....................................................................          26,142             172
         Change in unrealized gains/losses on  investment securities, net of                  -------         -------
          tax........................................................................         $17,574         $14,640
                                                                                              =======         =======

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             ---------------------------
                                                                                                  1998           1997
                                                                                              ------------   ------------
                                                                                                    (in thousands)
Operating Activities
Net income..................................................................................  $   183,206    $   123,456
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses.................................................................      16,930         26,634
 Provision for other real estate losses......................................................         337              -
 Depreciation and amortization...............................................................      63,457         41,868
 Deferred income tax expense ................................................................      40,601         33,166
 Net gain on the sale of assets..............................................................    (101,965)       (29,001)
 Net decrease (increase)  in loans originated for sale.......................................     375,689        (32,212)
 Net increase in trading account securities..................................................     (32,833)       (46,216)
 Net decrease in accrued interest receivable.................................................       5,115          3,929
 Net (decrease) increase in accrued interest payable.........................................      (3,512)        11,002
 Other, net..................................................................................      (8,495)        23,815
                                                                                              -----------    -----------
  Net cash provided by operating activities..................................................     538,530        156,441
                                                                                              -----------    -----------
Investing Activities
 Proceeds from sales of investment securities available-for-sale (1)........................    2,875,947      1,935,819
 Proceeds from paydowns and maturities of investment securities available-for-sale..........      585,233        619,243
 Purchases of investment securities available-for-sale......................................   (3,041,586)    (2,106,468)
 Net decrease in short-term investments.....................................................       25,467         63,329
 Net disbursements from lending activities of banking subsidiaries..........................     (432,755)      (208,613)
 Principal collected on loans of nonbank subsidiaries.......................................       36,710         38,445
 Loans originated by nonbank subsidiaries...................................................      (28,139)       (49,122)
 Principal payments received under leases...................................................        3,380          2,926
 Purchases of assets to be leased...........................................................       (3,211)        (2,716)
 Proceeds from the sale of other real estate................................................        7,618          7,896
 Purchases of premises and equipment........................................................      (53,791)       (25,128)
 Proceeds from the sale of premises and equipment...........................................        4,429          1,078
 Acquisitions...............................................................................            -       (698,163)
 Proceeds from the sale of credit card loans................................................      197,369        366,694
 Other, net.................................................................................        3,224         19,946
                                                                                              -----------    -----------
  Net cash provided by (used for) investing activities......................................      179,895        (34,834)
                                                                                              -----------    -----------
Financing Activities
 Net (decrease) increase in deposits........................................................     (738,443)       171,419
 Net increase (decrease) in short-term borrowings...........................................       46,790       (440,841)
 Proceeds from the issuance of long-term debt...............................................            -        343,768
 Principal payments on long-term debt.......................................................      (50,000)       (20,000)
 Cash dividends paid........................................................................      (66,169)       (53,168)
                                                                                              -----------    -----------
  Net cash (used for) provided by financing activities......................................     (807,822)         1,178
                                                                                              -----------    -----------
(Decrease) increase in cash and cash equivalents............................................      (89,397)       122,785
Cash and cash equivalents at January 1,.....................................................    1,079,665        842,266
                                                                                              -----------    -----------
Cash and cash equivalents at September 30...................................................  $   990,268    $   965,051
                                                                                              ===========    ===========
Supplemental Disclosures
 Interest payments..........................................................................  $   404,890    $   282,119
 Income tax payments........................................................................       30,493         36,779
Noncash Investing and Financing Activities
 Common stock issued in connection with AIB purchase acquisition............................            -        505,187
 Loan charge-offs...........................................................................       24,459         32,832
 Transfers to other real estate.............................................................        6,410          8,144

(1) Includes $213 million in proceeds from 1997 investment securities sales which did not settle until 1998.

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of First Maryland Bancorp and subsidiaries ("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. The Corporation acquired Dauphin Deposit Corporation ("Dauphin") on July 8, 1997. Dauphin's results of operations have been included with the Corporation's results since July 1, 1997. Consequently, results of operations for the nine months ended September 30, 1998 are not comparable to results of operations for the nine months ended September 30, 1997. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1997 Annual Report on Form 10-K.


2.  INVESTMENT SECURITIES

     The amortized cost and fair value of available-for-sale securities at September 30, 1998 are as follows:

                                                                             GROSS             GROSS
                                                         AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                                           COST              GAINS             LOSSES             VALUE
                                                      ---------------   ---------------   ----------------   ---------------
                                                                                  (IN THOUSANDS)
U.S. Treasury and U.S. Government Agencies.........        $  663,754           $20,712           $     -         $  684,466
Mortgage-backed obligations........................         1,700,461            33,500                 -          1,733,961
Collateralized mortgage obligations................           708,576             7,293            (1,817)           714,052
Asset-backed securities............................           513,153            11,419               (20)           524,552
Obligations of states and political subdivisions...           450,647            12,833              (251)           463,229
Other debt securities..............................            31,512                 -                 -             31,512
Equity securities..................................           182,333             2,450            (1,821)           182,962
                                                           ----------           -------           -------         ----------
              Total................................        $4,250,436           $88,207           $(3,909)        $4,334,734
                                                           ==========           =======           =======         ==========


3.  SUBSEQUENT EVENT

     In October 1998, the Corporation sold $685 million in investment securities, (primarily U.S. Treasury and U.S. government agency securities) in response to the current interest rate environment. The sales resulted in pre-tax gains of $19.4 million. The Corporation subsequently purchased $800 million of mortgage-backed obligations of Federal agencies to replace the securities sold. The net impact of these securities transactions on the future earnings of the Corporation is expected to be negligible.

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


ANALYSIS OF FINANCIAL CONDITION

     On July 8, 1997, First Maryland Bancorp ("the Corporation") and its parent, AIB, acquired Dauphin Deposit Corporation ("Dauphin") which was merged into the Corporation. This acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, comprised primarily of goodwill of $825.1 million, and a core deposit intangible of $69.9 million, which are amortized against earnings. Dauphin's results of operations have been included with the Corporation's results of operations since July 1, 1997. Consequently, results of operations for the nine months ended September 30, 1998 are not comparable to results of operations for the nine months ended September 30, 1997.

     The Corporation's total assets at September 30, 1998 were $17.3 billion, a $452 million decrease from the balance at December 31, 1997. The primary components of the decrease were loans held-for-sale which decreased $376 million, investment securities available-for-sale which decreased $109 million, other assets which decreased $133 million and cash and due from banks which decreased $89 million. These decreases were partially offset by an increase in loans and leases of $275 million.

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

     Credit card loans declined $131 million as a result of the Corporation's sale of its retail credit card portfolio to Bank of America National Association
during the first quarter, also as previously reported.   Excluding the decline
in credit card loans, loans and leases increased $406 million, with a $416 million increase in commercial loans driven by new business and credit line activity, and a $229 million increase in retail loans due to growth in fixed rate home equity credit products. Residential loans declined $200 million due to prepayments resulting from the low interest rate environment. Commercial real estate outstandings declined $18 million due to the payoff of a large credit during the first quarter of 1998. Foreign loans declined $53 million primarily due to fluctuations in short-term advances to the U.S. subsidiary of a foreign company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


     Investment securities available-for-sale at September 30, 1998 decreased $109 million when compared to investment securities available-for-sale at December 31, 1997. Sales, maturities and paydowns of investment securities during the nine months ended September 30, 1998 totaled $3.2 billion, exceeding purchases of $3.1 billion. In the first quarter of 1998, $1.7 billion of U.S. Treasury and mortgage backed obligations were sold to reduce interest rate risk (primarily prepayment risk related to mortgage backed securities) due to the market environment at the time of the sales. The sales resulted in pre-tax gains of $30.4 million. During the second quarter of 1998, the Corporation sold $462 million of investment securities (primarily mortgage backed obligations and collateralized mortgage obligations) to further reduce interest rate risk. The sales resulted in pre-tax gains of $9.9 million. The sale of investment securities in the second quarter was prompted by growth in the home equity portfolio of the Corporation which resulted in an increase in interest rate risk due to the prepayment characteristics of home equity loans. During the third quarter of 1998 the Corporation sold $487 million of investment securities, primarily U.S. Treasury securities, mortgage backed securities and collateralized mortgage obligations and replaced these securities with investment securities that extended the duration of the investment portfolio, reduced exposure to home equity loans and improved the portfolio yield. These sales resulted in pre-tax gains of $1.0 million.

     Investment securities purchased in the first quarter totaled $1.7 billion and included U.S. Treasury securities, mortgage backed obligations and collateralized mortgage obligations with less prepayment risk than the
securities sold.   During the second quarter of 1998 the Corporation purchased
$558 million of securities, which were primarily U.S. Treasury and U.S. Government agency securities, mortgage backed obligations and collateralized mortgage obligations. During the third quarter the Corporation purchased $788 million of securities, primarily federal agency securities, mortgage backed securities and collateralized mortgage obligations.

     Other assets declined by $133 million from December 31, 1997. Other assets at December 31, 1997 included a large receivable related to the use of trade date accounting for an investment security sale which settled in the first quarter of 1998.

     At September 30, 1998, investment securities available for sale totaled $4.3 billion and had unrealized appreciation of $84.3 million compared to $54.4 million at December 31, 1997. The taxable equivalent yield on the entire securities portfolio during the third quarter of 1998 was 6.36% compared to 6.54% for the second quarter of 1998 and 6.73% for the first quarter of 1998. The restructuring of the investment portfolio during the first and second quarters of 1998 resulted in a decline in the overall yield of the investment securities portfolio.

     Significant fluctuations in liabilities included a $288 million decline in noninterest bearing deposits from December 31, 1997 primarily due to normal seasonal fluctuations in demand deposit balances. Interest bearing deposits decreased $450 million due to a $122 million decline in interest bearing demand deposits, a $184 million drop in savings deposits, a $129 million decrease in consumer time deposits and a $258 million decline in purchased time deposits from December 31, 1997. These decreases were offset by a $243 million increase in money market deposits. The growth in money market deposits is due to a new $108 million mortgage escrow deposit from a corporate customer and growth in a retail money market deposit product which is priced similarly to non-deposit money market mutual funds. Competitive pressures from non-bank financial services companies continue to be strong, especially from mutual fund companies and broker-dealers. The decline in saving deposits is due to the transfer of approximately $175 million of trust savings deposits into non-depository investment products. The decline in consumer time deposits evidences the consumer trend toward higher-yielding, non-insured investment vehicles. Long-term debt declined $50 million due to the payoff of $50 million of medium term bank notes. Accrued taxes and other liabilities increased $155 million from December 31, 1997 primarily due to a $85 million increase in accrued income taxes payable, and a $63 million change in the fair value of options sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

ASSET QUALITY

     Nonperforming assets were $99.4 million at September 30, 1998, compared to $81.0 million at December 31, 1997. The increase in nonperforming assets was primarily due to the transfer to nonaccrual status of $17.3 million in residential mortgages, $27.6 million in foreign loans, $8.6 million in commercial loans and $414 thousand of commercial mortgages in 1998. In addition, a $3.6 million troubled debt restructuring was placed on nonaccrual status in the second quarter of 1998. Offsetting the increases in nonperforming loans were paydowns and payoffs of nonaccrual loans totaling $16.7 million, charge-offs of $12.2 million, loans transferred to accrual status of $4.4 million, transfers to other real estate owned of $2.8 million and to other assets owned of $1.8 million. Additions to other real estate owned totaled $6.4 million in 1998, including the transfers from nonaccrual loans of $2.8 million. Sales and paydowns of other real estate owned totaled $7.4 million and other real estate owned writedowns and additions to valuation reserves totaled $613 thousand in 1998. Repossessed inventory and other nonperforming assets increased $3.5 million in 1998.

     The economic and financial upheavals in the global markets, particularly in Asia, have severely stressed the dry bulk shipping industry, significantly affecting the quality of the Corporation's international maritime loan portfolio. Ship seizures and recovery efforts are expected to increase for the remainder of 1998 and into 1999. At September 30, 1998 period end outstandings in the Corporation's international maritime loan portfolio were $336.0 million. Nonperforming assets in the foreign loan portfolio included $21.5 million in nonaccrual maritime loans and $1.8 million in repossessed maritime assets. Charge-offs in the foreign loan portfolio related to the maritime portfolio totaled $4.7 million for the nine months ended September 30, 1998.

     The allowance for credit losses as a percentage of loans and leases was 1.53% at September 30, 1998 compared to 1.67% at December 31, 1997. Nonperforming assets as a percentage of loans and other foreclosed assets owned were 0.96% at September 30, 1998 compared to 0.80% at December 31, 1997. Loans 90 days or more past due and still accruing totaled $27.4 million at September 30, 1998 compared to a prior year-end balance of $23.7 million. Net charge-offs as a percentage of average loans and leases decreased to 0.26% for the nine months ended September 30, 1998 compared to 0.48% for the same period in 1997. Net charge-offs decreased due to the sale of credit card loans in the third quarter of 1997 and first quarter of 1998.

     The provisions for credit losses for the third quarter and nine months ended September 30, 1998 were $2.8 million and $16.9 million respectively, compared to $7.4 million and $26.6 million for the third quarter and nine months ended September 30, 1997. Net charge-offs decreased $9.0 million when the nine months ended September 30, 1998 is compared to the same period in 1997. Credit card charge-offs decreased $19.9 million offset by a $10.9 million increase in non credit card charge-offs. The increase in non credit card charge-offs is primarily due to three large commercial loan charge-offs totaling $4.6 million and $4.7 million in charge-offs related to the maritime portfolio.

     The following table details information on the allowance for credit losses and net charge-offs for the nine months ended September 30, 1998 and 1997 and risk assets at September 30, 1998 and December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

                             ASSET QUALITY ANALYSIS

ALLOWANCE FOR CREDIT LOSSES

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                          1998             1997
                                                                                     --------------   --------------
Beginning balance                                                                         $168,186         $154,802
Provision for credit losses                                                                 16,930           26,634
Net charge-offs                                                                            (19,430)         (28,392)
Allowance on loans of acquired banks                                                             -           43,418
Allowance on loans sold                                                                     (6,850)         (21,000)
                                                                                          --------         --------
Ending balance                                                                            $158,836         $175,462
                                                                                          ========         ========
NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans                                                                              0.23%            0.07%
Commercial real estate loans                                                                 (0.07)               -
Residential mortgages                                                                         0.12             0.08
Retail loans                                                                                  0.29             0.25
Credit card loans                                                                            11.41             6.73
Leases receivable                                                                             0.10             0.07
Foreign loans                                                                                 1.37                -
                                                                                             -----             ----
  Total...........................................................................            0.26%            0.48%

RISK ASSETS
                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          1998            1997
                                                                                     --------------   -------------
Nonaccrual loans:
Domestic:
 Commercial........................................................................         $17,074         $21,730
 Commercial real estate............................................................          10,004           9,417
 Residential mortgage..............................................................          28,964          24,808
Foreign............................................................................          24,325           4,340
                                                                                            -------         -------
  Total nonaccrual loans...........................................................          80,367          60,295
Restructured loans (1).............................................................              93           3,692
Other real estate and assets owned (2).............................................          18,966          16,963
                                                                                            -------         -------
  Total nonperforming assets.......................................................         $99,426         $80,950
                                                                                            =======         =======
Accruing loans contractually past due 90 days or more as to principal or
 interest..........................................................................         $27,436         $23,717
                                                                                            =======         =======

____________
(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".
(2) Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


ASSET QUALITY RATIOS

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          1998             1997
                                                                                     ---------------   -------------
Nonperforming loans as a percentage of total loans.................................            0.78%           0.63%
Nonperforming assets as a percentage of :
 Total loans, net of unearned income plus other foreclosed assets owed.............            0.96            0.80
 Total assets......................................................................            0.57            0.45
Allowance for credit losses as a percentage of:
 Period end loans..................................................................            1.53            1.67
 Nonperforming loans...............................................................          197.41          262.84


CAPITAL ADEQUACY AND RESOURCES

     The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At September 30, 1998, the Corporation's Tier 1 risk based capital ratio was 9.26% ($1.3 billion of Tier 1 capital) and its total risk based capital ratio was 12.58% ($1.8 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and noncumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     The Federal Reserve Board's regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must be Tier 1 capital. The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations, (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

  Substantially the same capital requirements are applied to the Corporation's banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation. As illustrated in the following table, at September 30, 1998 the Corporation and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            CAPITAL ADEQUACY RATIOS

                                                                                   Regulatory Capital Ratios
                                                                         ---------------------------------------------
                                                                            Tier 1           Total         Leverage
                                                                         -------------   -------------   -------------
The Corporation.......................................................           9.26%          12.58%           8.42%
The First National Bank of Maryland...................................           7.82           10.36            7.15
Dauphin Deposit Bank and Trust Company................................           9.57           11.62            8.34
The York Bank and Trust Company.......................................          10.61           11.87            8.55
First Omni Bank, N.A..................................................          35.39           36.10           13.50
Regulatory Guidelines:
 Minimum..............................................................           4.00            8.00            3.00
 Well Capitalized.....................................................           6.00           10.00            5.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


LIQUIDITY

   Dividends from subsidiaries are the primary source of funds for the debt
service and preferred stock requirements of First Maryland Bancorp.   Dividends
from subsidiaries totaled $133.9 million for the nine months ended September 30, 1998, and included $74 million in special dividends from First Omni Bank, N.A. ("First Omni"). In addition, First Omni returned $22 million of capital to First Maryland Bancorp through a stock redemption. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. On April 29, 1998, the Corporation paid a dividend of $57 million to its sole common shareholder, Allied Irish Banks, p.l.c.



ANALYSIS OF RESULTS OF OPERATIONS

     As noted above, results of operations for the nine months ended September 30, 1998 are not comparable to those for the same periods in 1997 due to the acquisition (Merger) of Dauphin in July 1997. The results of operations for 1998 reflect the effects of the acquisition subsequent to the Merger's consummation.

     In the majority of the Corporation's income and expense categories, the increases in the amounts reported for the nine months ended September 30, 1998 compared with the amounts reported for the same periods in 1997 resulted from
the Merger.   Other significant factors affecting the Corporation's results of operations are described in the applicable sections below.

     The net income of the Corporation for the nine months and quarter ended September 30, 1998 was $183.2 million and $40.1 million, respectively, compared to $123.5 million and $53.5 million, respectively, for the nine months and quarter ended September 30, 1997. Net income for the first nine months of 1998 included a $37.4 million after tax gain ($60.0 million pre-tax) on the sale of credit card loans and $25.5 million of after tax securities gains ($40.4 million pre-tax) which were the result of repositioning the investment portfolio in the first half of 1998. Return on average assets and return on average common stockholder's equity were 1.45% and 12.98%, respectively, for the nine months ended September 30, 1998 compared to 1.26% and 11.42% for the nine months ended September 30, 1997.

     Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $219.9 million and $52.2 million, respectively, for the nine months and quarter ended September 30, 1998 compared to $139.9 million and $67.2 million, respectively, for the nine months and quarter ended September 30, 1997. Excluding the gain on the sale of credit card loans and the gain on the sale of investment securities, tangible net income was $156.9 million and return on average tangible assets and return on average tangible common equity were 1.31% and 22.30%, respectively, for the nine months ended September 30, 1998. These ratios were 1.29% and 16.22% for the nine months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NET INTEREST INCOME

   The largest source of the Corporation's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a tax equivalent basis for the third quarter of 1998 was
$136.2 million, a decrease of $9.3 million from the third quarter of 1997.   The
sale of credit card loans in the third quarter of 1997 and first quarter of 1998 resulted in a decrease in net interest income of approximately $4.2 million. In addition, a declining interest rate environment resulted in lower rates on new loans and a lower overall yield on the loan portfolio, prompting a decrease in net interest income of approximately $6.5 million. The decline in loans held for sale resulted in a decrease in net interest income of approximately $2.8 million. Offsetting these decreases were a $1.6 million increase in net interest income due to a higher level of interest free funding sources and a $2.4 million increase due to higher loan volume. The net interest margin for the third quarter of 1998 was 3.71% compared to a margin of 3.86% for the third quarter of 1997. The decline in net interest margin is primarily due to a decline in yields on the loan portfolio.

   Net interest income on a tax equivalent basis for the nine months ended September 30, 1998 was $416.8 million, an increase of $56.6 million when compared to net interest income for the nine months ended September 30, 1997. The sale of the retail credit card portfolio resulted in a decrease in net interest income of approximately $12.8 million when the nine months ended September 30, 1998 are compared to the nine months ended September 30, 1997. The net interest margin for the nine months ended September 30, 1998 was 3.81% compared to a net interest margin of 4.14% for the same period in 1997. The decline in net interest margin is primarily due to the acquisition of Dauphin.

   The following tables provide additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the three months ended September 30, 1998, June 30, 1998 and September 30, 1997 and the nine months ended September 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

      AVERAGE BALANCES, INTEREST YIELDS AND RATES AND NET INTEREST MARGIN
                             (Tax Equivalent Basis)

                                                                              THREE MONTHS ENDED
                                    ------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 1998                  JUNE 30, 1998               SEPTEMBER 30, 1997
                                    -------------------------------    ------------------------------  -----------------------------
                                    AVERAGE                 YIELD/     AVERAGE                 YIELD/  AVERAGE               YIELD/
                                    BALANCE   INTEREST(1)   RATE(1)    BALANCE   INTEREST(1)  RATE(1)  BALANCE  INTEREST(1)  RATE(1)
                                    --------  -----------   -------    -------   -----------  -------  -------  -----------  -------
                                                                               (DOLLARS IN MILLIONS)
ASSETS
Earning assets:
  Trading account securities....  $     68.1     $  0.9       5.38%   $     72.8    $  1.0      5.56%  $    96.7   $  1.5      6.06%

  Money market investments.             42.9        0.7       6.93          94.4       1.4      5.91        81.6      1.1      5.49
Investment securities(2):
  Taxable.......................     3,474.7       54.4       6.21       3,554.3      56.8      6.41     3,988.3     66.0      6.57
  Tax exempt....................       427.3        8.1       7.54         421.2       8.0      7.57       412.1      7.7      7.41
  Equity investments............       149.6        2.4       6.37         148.7       2.5      6.68       102.2      1.6      6.12
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
    Total investment securities      4,051.7       64.9       6.36       4,124.3      67.2      6.54     4,502.6     75.3      6.64
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
Loans held for sale............        143.8        3.3       9.12         257.7       5.4      8.45       427.2      7.6      7.02

Loans (net of unearned
  income) (3):
  Commercial....................     3,177.4       61.2       7.65       3,064.0      59.3      7.76     2,751.1     53.6      7.73
  Commercial real estate........     2,221.6       46.6       8.31       2,232.2      46.4      8.33     2,257.4     48.4      8.50
  Residential...................       807.4       14.8       7.29         874.0      15.9      7.29     1,060.9     20.0      7.48
  Retail........................     2,784.2       58.3       8.31       2,697.0      56.2      8.36     2,441.4     52.1      8.47
  Credit card...................        15.6        0.4      10.97         14.3        0.5     12.62       303.9      9.8     12.74
  Leases receivable.............       785.7       11.9       5.98        769.5       11.5      5.99       690.1     10.4      6.00
  Foreign.......................       452.6        7.8       6.86        459.8        8.4      7.29       357.9      7.1      7.85
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
    Total
loans.................    10,244.5      201.0       7.79      10,110.8     198.1      7.86     9,862.7    201.4      8.10
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
      Total earning assets......    14,550.9      270.9       7.39      14,659.9     273.1      7.47    14,970.8    286.9      7.60
Allowance for credit losses.....      (161.3)                             (161.9)                         (181.9)

Cash and due from banks.........       864.9                               886.4                           823.9

Other assets....................     1,638.5                             1,607.1                         1,710.2
                                  ----------                          ----------                       ---------

  Total assets..................  $ 16,893.0                          $ 16,991.5                       $17,323.0
                                  ==========                          ==========                       =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand.......  $    569.6     $  2.0       1.43%   $    592.2    $  2.1      1.43%  $   603.1   $  2.3      1.50%

  Money market accounts.........     2,253.8       19.2       3.37       2,146.6      17.4      3.24     1,937.9     15.1      3.09
  Savings.......................     1,405.8        8.6       2.43       1,565.5      10.3      2.63     1,613.5     10.5      2.60
  Other consumer time...........     3,265.1       43.3       5.26       3,305.2      43.2      5.25     3,594.2     47.8      5.28
  Large denomination time.......     1,393.1       20.1       5.72       1,634.1      23.3      5.71     1,250.5     18.0      5.71
Deposits in foreign banking
 office.........................       385.9        5.5       5.61         224.7       3.1      5.60       206.3      2.9      5.60
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
      Total interest bearing
       deposits.................     9,273.3       98.7       4.22       9,468.3      99.4      4.21     9,205.5     96.6      4.16
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
Funds purchased.................     1,359.8       18.2       5.30       1,161.5      15.1      5.20     1,283.8     17.1      5.26
Other borrowed funds, short-
 term...........................       441.5        5.8       5.20         490.5       6.3      5.13     1,077.0     14.8      5.44
Long-term debt..................       656.1       12.1       7.33         666.5      12.2      7.35       703.5     12.9      7.29
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
      Total interest bearing
       liabilities..............    11,730.7      134.8       4.56      11,786.7     132.9      4.52    12,269.8    141.4      4.57
                                  ----------     ------     ------    ----------    ------    ------   ---------   ------    ------
Noninterest bearing deposits....     2,574.2                             2,639.8                         2,560.2
Other liabilities...............       621.1                               607.6                           607.3
Redeemable preferred stock......         8.0                                 8.0                             7.8
Stockholders' equity............     1,959.0                             1,949.4                         1,877.9
                                  ----------                          ----------                       ---------

      Total liabilities and
       stockholders' equity.....  $ 16,893.0                          $ 16,991.5                       $17,323.0
                                  ==========                          ==========                       =========

Net interest income, tax
  equivalent basis..............                 $136.2                             $140.2                         $145.5
                                                 ======                             ======                         ======
Net interest spread (4).........                              2.83%                             2.95%                          3.03%


Contribution of interest free
  sources of funds..............                              0.88                              0.89                           0.83

Net interest margin (5).........                              3.71                              3.84                           3.86

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

      AVERAGE BALANCES, INTEREST YIELDS AND RATES AND NET INTEREST MARGIN
                            (Tax Equivalent Basis)

                                                                                    NINE MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                             SEPTEMBER  30, 1998                        SEPTEMBER  30, 1997
                                                    --------------------------------------      -----------------------------------
                                                     AVERAGE                       YIELD/       AVERAGE                     YIELD/
                                                     BALANCE         INTEREST(1)   RATE(1)      BALANCE       INTEREST(1)   RATE(1)
                                                    ---------        -----------   -------      -------       -----------   -------
                                                                                   (DOLLARS IN MILLIONS)
ASSETS
Earning assets:
  Trading account securities......................  $    58.3         $  2.4        5.57%     $    65.0         $  3.0       6.14%
  Money market investments........................      121.2            5.3        5.82          316.0           12.8       5.42
Investment securities (2):
  Taxable.........................................    3,472.4          166.1       6.39         2,927.0          143.5       6.56
  Tax exempt......................................      419.8           23.9       7.61           191.9           11.8       8.20
  Equity investments..............................      145.3            7.5       6.92            67.3            2.9       5.86
                                                    ---------         ------      -----       ---------         ------      -----
    Total investment securities...................    4,037.4          197.5       6.54         3,186.2          158.2       6.64
                                                    ---------         ------      -----       ---------         ------      -----
Loans held for sale...............................      258.0           16.0       8.29           213.7           11.6       7.23
Loans (net of unearned income) (3):
  Commercial......................................    3,071.2          177.4       7.72         2,113.9          123.5       7.81
  Commercial real estate..........................    2,227.2          139.8       8.39         1,706.6          108.4       8.49
  Residential.....................................      881.4           48.2       7.31           909.3           49.8       7.33
  Retail..........................................    2,685.8          168.2       8.37         1,763.1          111.6       8.46
  Credit card.....................................       38.9            4.3      14.60           460.8           42.0      12.20
  Leases receivable...............................      775.2           34.9       6.02           524.4           22.4       5.71
  Foreign.........................................      455.3           24.2       7.10           359.0           20.5       7.62
                                                    ---------         ------      -----       ---------         ------      -----
    Total loans...................................   10,135.0          597.0       7.88         7,837.1          478.2       8.16
                                                    ---------         ------      -----       ---------         ------      -----
      Total earning assets........................   14,610.0          818.2       7.49        11,618.0          663.8       7.63
Allowance for credit losses.......................     (162.7)                                   (162.3)
Cash and due from banks...........................      876.5                                     701.3
Other assets......................................    1,619.1                                     936.4
                                                    ---------                                 ---------
    Total assets..................................  $16,943.0                                 $13,093.4
                                                    =========                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand.........................  $   581.4         $  6.2       1.43%      $   282.9         $  3.6       1.72%
  Money market accounts...........................    2,152.4           52.5       3.26         1,733.7           38.5       2.96
  Savings.........................................    1,521.7           29.1       2.55         1,238.8           23.4       2.53
  Other consumer time.............................    3,310.2          130.0       5.25         2,326.5           90.8       5.22
  Large denomination time.........................    1,590.5           68.3       5.74           837.0           35.4       5.66
Deposits in foreign banking office................      276.6           11.6       5.59           146.0            6.1       5.56
                                                    ---------         ------      -----       ---------         ------      -----
    Total interest bearing deposits...............    9,432.8          297.6       4.22         6,564.9          197.8       4.02
                                                    ---------         ------      -----       ---------         ------      -----
Funds purchased...................................    1,225.0           48.1       5.25           886.4           34.8       5.25
Other borrowed funds, short-term..................      481.1           18.6       5.18           982.7           39.6       5.38
Long-term debt....................................      676.0           37.0       7.33           557.6           31.4       7.53
                                                    ---------         ------      -----       ---------         ------      -----
    Total interest bearing liabilities............   11,814.9          401.4       4.54         8,991.6          303.6       4.51
                                                    ---------         ------      -----       ---------         ------      -----
Noninterest bearing deposits......................    2,592.0                                   2,205.7
Other liabilities.................................      590.9                                     405.0
Redeemable preferred stock........................        8.0                                       7.7
Stockholders' equity..............................    1,937.3                                   1,483.4
                                                    ---------                                 ---------
    Total liabilities and  stockholders' equity...  $16,943.0                                 $13,093.4
                                                    =========                                 =========
Net interest income, tax equivalent basis.........                    $416.8                                    $360.2
                                                                      ======                                    ======
Net interest spread (4)...........................                                 2.95%                                     3.12%
Contribution of interest free sources of funds....                                 0.86                                      1.02
Net interest margin (5)...........................                                 3.81                                      4.14

________________________
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

NONINTEREST INCOME

  The following tables present the components of noninterest income for the three months and nine months ended September 30, 1998 and 1997.

                              NONINTEREST INCOME

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER  30,                         SEPTEMBER  30,
                                               -----------------------------------       ---------------------------------
                                                                          PERCENT                                 PERCENT
                                                                           CHANGE                                  CHANGE
                                                                         ---------                               ---------
                                                 1998         1997       1998/1997         1998         1997     1998/1997
                                               --------     --------     ---------       --------     --------   ---------
                                                                    (DOLLARS IN THOUSANDS)

Service charges on deposit accounts......      $ 26,372     $ 26,437          (0.2)%     $ 79,685     $ 69,978      13.9%

Trust and investment advisory fees.......        17,994       14,330          25.6         52,082       31,177      67.1
Mortgage banking income..................         5,304       18,110         (70.7)        26,659       30,981     (14.0)
Other income:
  Security sales and fees................         6,646        4,702          41.3         19,748        7,391     167.2
  Credit card income.....................         6,167        7,385         (16.5)        17,287       12,545      37.8
  Customer service fees...................        2,250        2,260          (0.4)         7,760        6,574      18.0
  Trading income.........................         3,668        2,140          71.4         10,618        4,773     122.5
  Standby letter of credit fees..........         2,358        1,733          36.1          6,439        4,534      42.0
  Servicing income.......................           509        8,489         (94.0)         5,476       20,515     (73.3)
  Other..................................        11,524        5,995          92.2         26,018       20,004      30.1
                                               --------     --------      --------       --------     --------    ------
     Total fees and other income.........        82,792       91,581          (9.6)       251,772      208,472      20.8
Securities gains (losses), net...........         1,042         (230)            -         41,395          278         -
Gain on sale of credit card loans........             -       28,155             -         60,000       28,155         -
                                               --------     --------      --------       --------     --------    ------
     Total noninterest income............      $ 83,834     $119,506         (29.8)%     $353,167     $236,905      49.1%
                                               ========     ========       ========      ========     ========    ======

  The Corporation's noninterest income for the third quarter of 1998 was $83.8 million, a $35.7 million (29.8%) decrease from noninterest income for the third quarter of 1997. Included in noninterest income in 1997 was a $28.2 million gain on the sale of credit card loans. Total fees and other income decreased $8.8 million (9.6%) in the third quarter of 1998. The decrease in fees and other income was primarily due to exiting the credit card lending and mortgage origination businesses. Fees and other income increased $9.8 million (15.1%) after excluding the $18.6 million impact of discontinued business lines. Trust and investment advisory fees increased $3.7 million (25.6%) primarily due to a $2.2 million increase in proprietary funds management fees. Mortgage banking income decreased $12.8 million (70.7%) due to the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. Credit card income decreased $1.2 million due to the $2.3 million impact of exiting the credit card lending business which was partially offset by an increase in merchant banking income in the current period. Servicing income decreased $8.0 million (94.0%) primarily due to a $7.2 million decrease in servicing income on credit card loans. Other income in 1998 benefited from $4.2 million in miscellaneous income related to discontinued business lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


  The Corporation's noninterest income for the nine months ended September 30, 1998 was $353.2 million, a $116.3 million (49.1%) increase over noninterest income for the nine months ended September 30, 1997. Noninterest income in 1998 benefited from a $60 million gain on the sale of credit card loans and investment security gains of $41.4 million. Noninterest income in 1997 benefited from $28.2 million in gains on the sale of credit card loans. Total fees and other income increased $43.3 million (20.8%). Servicing income decreased $15.0 million (73.3%) due to a $14.2 million decline in servicing income on credit card loans. Mortgage banking income was impacted by the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. Credit card income declined due to the sale of the retail credit card portfolio, however, this was partially offset by the addition of merchant banking income from Dauphin. Other income in 1997 included a $5.5 million gain on the sale of an investment in an ATM and point of sale network. Other income in 1998 benefited from a $1.2 million gain on the payoff of a troubled debt restructuring and $4.2 million in miscellaneous income from discontinued business lines.

NONINTEREST EXPENSES

  The following table presents the components of noninterest expenses for the three months and nine months ended September 30, 1998 and 1997.


                             NONINTEREST EXPENSES

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER  30,                          SEPTEMBER  30,
                                              -----------------------------------      -----------------------------------
                                                                         PERCENT                                  PERCENT
                                                                         CHANGE                                   CHANGE
                                                                        ---------                                ---------
                                                1998         1997       1998/1997        1998         1997       1998/1997
                                              --------     --------     ---------      --------     --------     ---------
                                                                     (DOLLARS IN THOUSANDS)
Salaries and other personnel costs.........   $ 77,220     $ 88,976        (13.2)%     $231,653     $205,558        12.7%
Equipment costs............................     10,455       11,895        (12.1)        32,155       28,949        11.1
Occupancy costs............................      9,483       10,550        (10.1)        28,907       26,689         8.3
Other operating expenses:
  External services........................      7,855        9,856        (20.3)        22,812       24,718        (7.7)
  Postage and communications...............      5,723        6,342         (9.8)        18,045       14,972        20.5
  Advertising and marketing................      5,425        5,541         (2.1)        13,912       12,971         7.3
  Professional service fees................      4,039        2,552         58.3         12,145        7,471        62.6
  Other....................................     16,134       17,333         (6.9)        50,239       28,347        77.2
                                              --------     --------     --------       --------     --------     -------
    Total operating expenses...............    136,334      153,045        (10.9)       409,868      349,675        17.2
Intangible asset amortization expense......     13,789       16,218        (15.0)        41,800       20,722       101.7
                                              --------     --------     --------       --------     --------     -------
    Total noninterest expenses.............   $150,123     $169,263        (11.3)%     $451,668     $370,397        21.9%
                                              ========     ========     ========       ========     ========     =======


  The Corporation's noninterest expenses for the quarter ended September 30, 1998 were $150.1 million, a $19.1 million (11.3%) decrease from noninterest expenses for the quarter ended September 30, 1997. Intangible asset amortization expense decreased $2.4 million. Total operating expenses decreased $16.7 million primarily due to exiting the credit card lending and residential mortgage origination businesses. Expenses related to discontinued business lines account for approximately $23.6 million of the decrease in operating expenses. Excluding the impact of discontinued business lines, operating expenses increased $6.9 million (5.5%). The primary reason for the increase in expenses was system conversion and other costs associated with the integration
of Dauphin and Year 2000 issues.   Salaries and other personnel costs decreased
$11.8 million.  However,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

excluding integration costs and the impact of discontinued businesses, salaries and other personnel costs decreased by approximately $1.5 million. This was primarily due to lower pension expense in 1998. Equipment costs decreased by approximately $800 thousand after deducting the impact of discontinued business lines primarily due to lower depreciation expense in 1998. Occupancy costs decreased due to the exit of business lines. Advertising and marketing expense decreased by $1.7 million due to exiting certain lines of business; however, this decrease was offset by an increase in marketing expenses resulting from customer notifications regarding retail account conversions and new retail deposit products. External service fees decreased $2.0 million, primarily due to exiting retail credit card lending. Professional service fees increased $1.5 million in the current quarter due to contract programming and other consulting related to system conversion and integration issues. Other expenses decreased $1.2 million. The current quarter included a $2.0 million decrease in franchise taxes due to a Pennsylvania shares tax settlement related to prior years which was offset by $1.2 million in collection expenses related to the maritime loan portfolio.

  The Corporation's noninterest expenses for the nine months ended September 30, 1998 were $451.7 million, an $81.3 million (21.9%) increase over noninterest expenses for the nine months ended September 30, 1997. Noninterest expenses in 1998 included a $21.0 million increase in intangible asset amortization expense primarily due to the Dauphin acquisition. Professional service fees were impacted by a $3.9 million increase in contract programming and other consulting expenses related to integration issues and system conversions. Other expenses in 1998 included approximately $2.5 million in collection costs associated with the maritime loan portfolio.

YEAR 2000

  Many computer systems worldwide do not have the capability to recognize the year 2000. This problem exists because computer software was developed with years designated by their last two digits. Systems developed with this programming will experience problems when the year advances from 1999 to 2000. These computer systems may misread 2000 as 1900 causing any number of errors and outages. In addition, the year 2000 is the first leap year ending in "00" since the year 1600. Not all computer programs will recognize that the year 2000 includes an extra day.

  The Corporation is actively pursuing Year 2000 compliance for all computer systems. A Year 2000 Executive Steering Committee has been established to oversee the efforts of many bankwide groups to ensure that affected systems of the Corporation are able to accurately process date and time sensitive data when the calendar year changes to 2000. These preparations include accounting for the year 2000 as a leap year. The Corporation is also working with vendors, agencies and customers with whom data is exchanged to monitor their progress on Year 2000 system issues.

     The Corporation began analyzing internal systems and product lines in early 1997. Year 2000 was identified as a high-priority business issue and a formal project plan was put in motion by mid-year 1997. The Corporation has developed an inventory of over 800 products and applications which may be impacted by year 2000 issues. This inventory covers all aspects of the Corporation's business. These products and applications have been assigned a business priority and have been organized into projects for replacement, upgrading, renovation, and certification testing. The Corporation's primary efforts are focused on inventoried items that have been identified as mission critical and important those applications where any disruption causes critical data to be unreliable, transactions to fail, legal requirements to be missed, or any other potentially serious business issue. The assessment includes hardware, software, telecommunications systems, ATMs, audio response systems, wire transfer systems, automated clearinghouses, electronic data exchange systems and facilities related systems with embedded microchips (vaults, security and alarm systems, elevators, heating and air conditioning systems).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

  The Corporation's Year 2000 strategy consists of three approaches; they are renovate, upgrade or replace. Approximately twenty five percent of the Corporation's noncompliant systems have been made Year 2000 compliant through renovation. The renovation of these systems is substantially complete. The remaining noncompliant systems will be made Year 2000 compliant through upgrade and replacement. The Corporation is currently in the process of replacing major systems in order to upgrade its technology platforms to its strategic target environment. In the process, the Corporation will replace a significant portion of its software with Year 2000 compliant products. It is difficult to separate the costs associated with system replacement and upgrades due to target environment strategies from those associated with Year 2000 compliance. Direct expenses related to systems upgrades and Year 2000 compliance total $10.7 million to date and are anticipated to be approximately $17 million through December 31, 1999. Capital expenditures related to system upgrades and Year 2000 compliance are anticipated to be approximately $37 million.

     Direct expenses related to Year 2000 and system conversions were $2.4 million and $6.0 million, respectively for the third quarter and nine months ended September 30, 1998. In addition, funds expended to date on capital projects associated with systems upgrades and Year 2000 compliance totaled $23.6 million through September 30, 1998. No depreciation expense has been recognized on these projects as of September 30, 1998.

  Project management software is being used to monitor the progress of Year 2000 integration. This software enables the Year 2000 Executive Steering Committee to monitor company-wide efforts and to track critical Year 2000 milestones. Many of the Corporation's systems are already Year 2000 compliant. Others that have been identified as critical to serving our customers are targeted for compliance by December 31, 1998. Bankwide systems will be certified as Year 2000 compliant with testing which will occur through June 1999. The Corporation's target dates are in compliance with Federal Financial Institution Examination Counsel guidelines.

  Year 2000 compliance by vendors and service providers is critical to the Corporation's year 2000 preparedness plan. Questionnaires have been distributed to vendors and service providers to confirm that these companies will be Year 2000 compliant. A critical part of the Corporation's strategy is to maintain close contact with its vendors and to schedule testing periods with its third party providers where appropriate. In certain circumstances the Corporation may rely on proxy testing. Proxy testing is compliance testing of a vendor by a significant customer of the vendor that uses essentially the same services as the Corporation.

      The Corporation is also carefully monitoring its risks in the area of credit, liquidity and regulatory compliance. A monitoring program is in place to help relationship managers and credit officers evaluate their corporate client's Year 2000 efforts and to develop strategies for the management of credit exposure based on Year 2000 preparedness.

     The Corporation's existing contingency procedures will serve as the basis for managing the Year 2000 transition. Extensive critical business resumption plans are in place and updated constantly. Uninterrupted power supply units are installed in key locations to ensure ongoing operations. The Corporation plans to have specific Year 2000 contingency plans for mission critical systems in place by March 1999.

  In the opinion of management, the most likely worst case scenario that may occur as a result of Year 2000 issues is the interruption of business due to the inability of third party suppliers to provide heat, power, light or telephone service to the Corporation's retail branch network. This would result in the temporary closure of branches. While this scenario is highly unlikely, it is beyond the control of the Corporation because it is not practical for the Corporation to install uninterrupted power supplies in each of its branches.

     Failures of the Corporation's and/or third party's computer systems due to the inability to recognize or process dates occurring after January 1, 2000 could have a material impact on the Corporation's ability to conduct its
business.   Management believes that the Corporation's level of preparedness is appropriate based on the Year 2000 preparedness program detailed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

  Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, the Corporation's primary market risk exposure is interest rate risk.

INTEREST RATE RISK MANAGEMENT

  Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. The Corporation's earnings at risk position at September 30, 1998 was similar to the risk position at year end 1997. Equity at risk at September 30, 1998 was $10.7 million, compared to an equity at risk position of $28 million at December 31, 1997. The change in equity at risk is mainly due to a reduction in the average lives of interest earning assets as interest rates have declined. The Corporation's equity at risk exposure would most likely revert to its year end 1997 levels if interest rates return to December 31, 1997 levels.

FIXED INCOME, DERIVATIVE AND FOREIGN EXCHANGE RISK MANAGEMENT

  The Corporation maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during 1998.


                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action lawsuit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRA"). The aggregate balance of the IRA accounts was approximately $225 million at September 30, 1998. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof.

The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement.
Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. Briefing has been completed, and the Supreme Court has scheduled argument for November 16, 1998. Neither management nor counsel can predict the outcome of the class' appeal of the Superior Court's decision or the timeframe within which the Supreme Court of Pennsylvania will act on the appeal with any reasonable degree of certainty. Dauphin Deposit has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibit is furnished to this Form 10-Q:

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            First Maryland Bancorp

November 10, 1998                           By /s/ Jerome W. Evans
                                               ---------------------------
                                            Jerome W. Evans
                                            Executive Vice President and Chief
                                             Financial Officer

November 10, 1998                           By /s/ Robert L. Carpenter, Jr.
                                               ----------------------------
                                               Robert L. Carpenter, Jr.
                                               Senior Vice President and
                                                Controller