Form 10-K405
period 1998-12-31
FIRST MARYLAND BANCORP
filed 1999-03-24
CIK 36510

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
[X]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998
                                      OR
[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-7273

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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $ 1/7 per share
                               (title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days. Yes  [X]   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value as of March 10, 1999, of voting stock held by non-affiliates (comprised of 6,000,000 shares of the registrant's 7.875% Noncumulative Preferred Stock, Series A) was $151,500,000.

  All 597,763,495 outstanding shares of Common Stock, $ 1/7 par value, of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

  Documents incorporated by reference: Portions of the registrant's definitive Information Statement filed March 24, 1999 are incorporated herein by reference in response to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 Item  1 -- Business....................................................     1
 Item  2 -- Properties..................................................     4
 Item  3 -- Legal Proceedings...........................................     4
 Item  4 -- Submission of Matters to Security Holders...................     4

                                    PART II

 Item  5 -- Market for Registrant's Common Equity and Related
             Stockholder Matters........................................     4
 Item  6 -- Selected Consolidated Financial Data........................     5
 Item  7 -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     6
 Item  7a-- Quantitative and Qualitative Disclosures About Market Risk..    27
 Item  8 -- Financial Statements and Supplementary Data:
            First Maryland Bancorp and Subsidiaries:
            Consolidated Statements of Income...........................    30
            Consolidated Statements of Condition........................    31
            Consolidated Statements of Changes in Stockholders' Equity..    32
            Consolidated Statements of Cash Flows.......................    33
            Notes to Consolidated Financial Statements..................    34
            Report of Management........................................    68
            Report of Independent Accountants...........................    69
 Item  9 -- Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    70

                                    PART III

 Item 10 -- Directors and Executive Officers of the Registrant(1).......    70
 Item 11 -- Executive Compensation(1)
 Item 12 -- Security Ownership of Certain Beneficial Owners and
             Management(1)
 Item 13 -- Certain Relationships and Related Transactions(1)

                                    PART IV

 Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form
             8-K:
            Financial Statement Schedules...............................    71
            Exhibits....................................................    71
            Reports on Form 8-K.........................................    71
 Signatures..............................................................   73

--------
(1) Incorporated by reference to portions of the Registrant's Definitive Information Statement filed March 24, 1999.

                                    PART I

Item 1. Business

  First Maryland Bancorp (the "Corporation") is a bank holding company with its headquarters in Baltimore, Maryland. At December 31, 1998, the Corporation had consolidated total assets of $18.3 billion, total deposits of $12.3 billion, and total stockholders' equity of $2.0 billion. The Corporation provides comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. The Corporation serves customers through a network of 268 full service branch offices and more than 500 automated teller machines.

  In November 1998, Dauphin Deposit Bank and Trust Company ("Dauphin") and The York Bank and Trust Company ("York Bank"), banking subsidiaries of the Corporation, were merged into The First National Bank of Maryland ("First National"), the Corporation's principal subsidiary. The merger will result in cost savings from standardization of operations and delivery systems, consolidated financial reporting and reduced regulatory fees. On December 31, 1998, First National converted from a national banking association to a commercial bank with trust powers chartered under the laws of the state of Maryland and is now operating under the legal name of FMB Bank. The conversion did not have a material effect on the business or operations of First National and FMB Bank continues to operate under various trade names including First National Bank of Maryland, Bank of Pennsylvania, Dauphin Deposit Bank, Farmers Bank, Valleybank, and York Bank. The assets of FMB Bank at December 31, 1998 accounted for approximately 93% of the Corporation's consolidated total assets. In addition to domestic banking services, FMB Bank conducts international activities at its Baltimore headquarters, a Cayman Island branch and a representative office in London and maintains correspondent accounts with approximately 50 foreign banks. It offers investment, foreign exchange and securities brokerage services through a brokerage subsidiary and acts as investment advisor to the ARK Funds, a family of proprietary mutual funds.

  The Corporation operates various other subsidiaries, including First Omni Bank, N.A., ("First Omni", and together with FMB Bank, the "Banks"), a national bank, First Maryland Leasecorp, a commercial finance company specializing in equipment financing, and First Maryland Mortgage Corporation, a commercial real estate lender. On February 25, 1998, the Corporation sold substantially all of the remaining credit card loans of First Omni, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA"). BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis. On February 13, 1998, the Corporation sold the residential first mortgage loan origination business of First National Mortgage Corporation and Eastern Mortgage Services, Inc., its mortgage banking subsidiaries, to National City Mortgage Company. The Corporation continues to offer residential mortgage and home equity loan products through its branch network and will continue to meet the credit needs of low and moderate income communities in its market. On January 19, 1999 the Corporation sold Hopper Soliday & Co., Inc. a full service investment banking and securities broker-dealer subsidiary, to Freedom Securities Corporation.

  The Corporation's business segments are based on the Corporation's method of internal reporting, which separates its business on the basis of products and services. The Corporation's reportable segments are Corporate Banking, Corporate Real Estate, Retail Banking, Trust and Investment Advisory Services, and Treasury. Additional information on business segments is presented in Note 22 of the Notes To Consolidated Financial Statements.

  The Corporation is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB"), an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. AIB is registered as a bank holding company in the United States and is the largest banking corporation organized under the laws of Ireland, based upon total net income at December 31, 1998. Based upon United States generally accepted accounting principles at December 31, 1998, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $63 billion. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States, the United Kingdom and in Poland through its majority owned subsidiary Wielkopolski Bank Kredytowy S.A.

Competition

  The market for banking and bank-related services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, consumer finance companies, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions that offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. The Corporation and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

Supervision and Regulation

  The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of the Corporation and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described.

  The Corporation is a bank holding company registered under the Bank Holding Company Act, and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "FRB").

  FMB Bank, as a state-chartered member bank of the Federal Reserve System, is subject to supervision and regulation by the FRB and the Maryland Banking Commissioner. First Omni, as a national banking association, is subject to supervision and regulation by the Office of the Comptroller of the Currency of the United States ("OCC"). Both Banks, as federally insured institutions, are also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions.

  Federal law regulates transactions among the Corporation and its affiliates, including the amount of banking affiliates' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of the Corporation's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities.

  A fundamental principle underlying the FRB's supervision and regulation of bank holding companies is that bank holding companies should act as a source of financial strength to, and commit resources to support, each of its subsidiary banks. Subsidiary banks are in turn to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

  The 1989 Financial Institution Reform, Recovery and Enforcement Act ("FIRREA") expanded federal regulatory enforcement powers over financial institutions. In addition, FIRREA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA imposes substantial examination, audit and reporting requirements on insured depository institutions. The regulation also requires that risk-based capital standards incorporate interest rate risk, market risk, concentrations of credit risk and risks of nontraditional activities. FMB Bank was considered "well capitalized" under regulatory definitions in effect at December 31, 1998. This is the highest rating presently available.

  As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Banks is particularly susceptible to changes in Federal and state legislation and regulations which may increase the cost of doing business.

Dividends

  The Corporation is a legal entity separate and distinct from the Banks and its other subsidiaries, although the principal source of the Corporation's cash revenues is dividends from the Banks. Various Federal and state laws and regulations limit the amount of dividends the Banks can pay to the Corporation without regulatory approval.

  The approval of a bank's primary federal regulator is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, FMB Bank may pay dividends only out of undivided profits unless State of Maryland bank regulatory approval is obtained, and First Omni may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 1999, $165 million of the retained earnings of FMB Bank and none of the retained earnings of First Omni were available to pay dividends to the Corporation.

  The FRB and the OCC also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the OCC's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the OCC to be such an unsafe or unsound practice. The OCC has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to the Corporation in 1999 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to the Corporation were to become restricted, the Corporation would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

Monetary Policy

  The Corporation's subsidiaries, and thus the Corporation, are affected by monetary policies of regulatory authorities, including the FRB, which regulate the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques of monetary policy available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowing, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Corporation cannot be predicted.

Employees

  As of December 31, 1998, the Corporation employed approximately 6,055 full-time equivalent employees. Management of the Corporation considers relations with its employees to be satisfactory.

Item 2. Properties

  The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

  The Corporation is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 80% of the 343 thousand square feet of office space available in the building as of December 31, 1998. The Corporation's lease for this space expires in 2006, with a renewal option to the year 2011. During 1998, the annual rental for the space, less amounts received on subleases to others, was $4.2 million.

  The Corporation is the sole tenant at First Center located at 110 South Paca Street, Baltimore, Maryland. The building contains 267 thousand square feet of office space and houses certain staff and operations functions of the Corporation. The current lease term expires on December 31, 2011. During 1998, the annual base rental for the space was $2.3 million. The Corporation is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  First Bank Center, located at Mitchell Street, Millsboro, Delaware is owned by the Corporation. The building, acquired in 1981, contains approximately 300 thousand square feet of space, sits on approximately 60 acres of land, and was the former headquarters for the Corporation's retail credit card operation. The facility continues to house certain operations functions of the Corporation.

  One South Market Square Office Tower located at 213 Market Street, Harrisburg, Pennsylvania is also owned by the Corporation. The building contains approximately 185 thousand square feet of office space and houses, among other things, certain executive offices and commercial operations functions of FMB Bank.

  In addition to the above office space, the Corporation owns and leases office space in various other office buildings and locations.

Item 3. Legal Proceedings

  The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. For additional information see Note 23 of the Notes to Consolidated Financial Statements. In the opinion of management, based on its review with counsel of the development of these matters to date, disposition of all pending litigation will not materially affect the consolidated financial position or results of operations of the Corporation and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Corporation became a wholly owned subsidiary of AIB on March 21, 1989 and, as a result, the Corporation's common stock is no longer listed or traded on any securities exchanges. The Corporation's 7.875% Noncumulative Preferred Stock, Series A was issued on December 13, 1993 and is listed on the New York Stock Exchange. The transfer agent and registrar for the Preferred Stock is FMB Bank. As of March 18, 1999, there were 553 registered holders of the Preferred Stock.

                                    PART II

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data is derived from the audited financial statements of the Corporation. It should be read in conjunction with the detailed information and financial statements of the Corporation included elsewhere herein.

                                          Years ended December 31,
                          -------------------------------------------------------------
                             1998        1997(1)       1996         1995        1994
                          -----------  -----------  -----------  ----------  ----------
                                           (Dollars in thousands)
Consolidated Summary of
 Operations:
 Interest and dividend
  income................  $ 1,076,406  $   941,498  $   719,029  $  707,541  $  619,746
 Interest expense.......      534,178      445,754      315,373     314,548     241,099
                          -----------  -----------  -----------  ----------  ----------
 Net interest income....      542,228      495,744      403,656     392,993     378,647
 Provision for credit
  losses................       34,297       32,017        6,500      16,000      22,996
                          -----------  -----------  -----------  ----------  ----------
 Net interest income
  after provision for
  credit losses.........      507,931      463,727      397,156     376,993     355,651
 Noninterest income.....      450,105      326,118      216,892     195,910     210,978
 Noninterest expenses...      615,446      554,356      406,861     388,724     396,201
                          -----------  -----------  -----------  ----------  ----------
 Income before income
  taxes.................      342,590      235,489      207,187     184,179     170,428
 Income tax expense.....      124,467       84,301       74,850      63,992      59,288
                          -----------  -----------  -----------  ----------  ----------
 Net income.............  $   218,123  $   151,188  $   132,337  $  120,187  $  111,140
                          ===========  ===========  ===========  ==========  ==========
 Dividends declared on
  preferred stock.......  $    11,820  $    11,820  $    11,820  $   11,820  $   11,820
 Dividends declared on
  redeemable preferred
  stock.................          405          405          203         --          --
Consolidated Average
 Balances:
 Total assets...........  $17,072,800  $14,132,300  $10,477,100  $9,789,500  $9,411,400
 Loans, net of unearned
  income................   10,214,100    8,358,500    6,312,300   5,804,700   5,291,200
 Deposits...............   11,961,400    9,569,600    7,073,500   6,744,100   6,635,300
 Long-term debt.........      686,400      594,900      481,800     269,500     198,000
 Common stockholder's
  equity................    1,812,100    1,438,300    1,062,300     965,000     856,600
 Stockholders' equity...    1,957,000    1,583,200    1,207,200   1,109,800   1,001,500
Consolidated Ratios:
 Return on average
  assets................         1.28%        1.07%        1.26%       1.23%       1.18%
 Return on average
  common stockholder's
  equity................        11.36         9.66        11.33       11.23       11.59
 Return on average total
  stockholders' equity..        11.15         9.55        10.96       10.83       11.10
 Average total
  stockholders' equity
  to average total
  assets................        11.46        11.20        11.52       11.34       10.64
 Capital to risk-
  adjusted assets:
 Tier 1.................         9.38         8.30        14.12       13.77       14.05
 Total..................        12.65        11.90        17.20       17.05       17.68
 Tier 1 leverage ratio..         8.41         7.26        12.18       10.91       11.05
 Net interest margin
  (FTE).................         3.79         4.07         4.30        4.47        4.51
 Net charge-offs to
  average loans, net of
  unearned income.......         0.36         0.48         0.61        0.51        0.56
 Allowance for credit
  losses to loans, net
  of unearned income....         1.49         1.67         2.28        2.89        3.50
 Nonperforming assets to
  loans, net of unearned
  income plus other
  foreclosed assets
  owned.................         0.95         0.80         0.87        0.73        1.35
Tax-effected net income
 and ratios excluding
 goodwill and core
 deposit intangible
 amortization and
 balances:(2)
 Net income.............  $   266,696  $   179,204  $   136,322  $  122,812  $  113,722
 Return on average
  assets................         1.65%        1.32%        1.31%       1.26%       1.21%
 Return on average
  common stockholder's
  equity................        27.85        18.69        12.34       11.87       12.36
 Return on average total
  stockholders' equity..        25.19        17.26        11.83       11.37       11.73

--------
(1) The Corporation acquired Dauphin Deposit Corporation ("DDC") on July 8, 1997. Results of operation for the year ended December 31, 1997 are not comparable to the results of operations in 1998. DDC's results of operations have been included in the Corporation's results since July 1, 1997.
(2) Amortization and balances of core deposit intangibles are net of applicable income taxes. Goodwill amortization and balances are not tax effected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following analysis of the Corporation's financial condition and results of operations as of and for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements of the Corporation and statistical data presented elsewhere herein.

Forward-Looking Statements

  Certain information included in this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although the Corporation believes that the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Overview

  The Corporation's net income for the year ended December 31, 1998 was $218.1 million, compared to $151.2 million for the year ended December 31, 1997, an increase of $66.9 million (44.3%). Net income in 1998 included a $37.4 million after tax gain ($60.0 million pretax) on the sale of credit card loans and $38.3 million of after-tax securities gains ($60.8 million pretax) which were the result of repositioning the investment portfolio. Net income in 1997 included a $17.4 million after-tax gain ($28.2 million pretax) on the sale of credit card loans and merger related expenses of $12.5 million after-tax ($20.0 million pretax). Return on average assets and return on average common stockholder's equity were 1.28% and 11.36%, respectively, for the year ended December 31, 1998 compared to 1.07% and 9.66%, respectively, for the year ended December 31, 1997.

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

  Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $266.7 million for the year ended December 31, 1998 compared to $179.2 million for the year ended December 31, 1997. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.65% and 27.85%, respectively, for the year ended December 31, 1998 compared to 1.32% and 18.69%, respectively, for the year ended December 31, 1997.

  The DDC acquisition provided the opportunity for the Corporation to create a new company, instead of simply combining the two organizations. In connection with the target environment identification and integration process, the Corporation recorded pretax merger-related expenses of $20.0 million in the fourth quarter of 1997 in addition to acquisition costs which are recorded as a component of the goodwill related to the acquisition. Also, in connection with identifying the target environment, the Corporation decided to exit two business lines, consumer credit cards and mortgage banking. In each case, management determined that the investment of resources necessary to operate these businesses at acceptable levels of return could be applied more effectively elsewhere in the Corporation. The Corporation will continue to offer residential mortgage products through retail bank branches and consumer credit card products through an agency relationship. The sales of these business lines did not have an adverse effect on the Corporation's financial condition or results of operations.

  On August 8, 1997, the Corporation sold its $355 million Bell Atlantic cobranded credit card loan portfolio to Chase Manhattan Corporation. The sale resulted in an after-tax gain on the sale of $17.4 million ($28.2 million pretax).

  On February 25, 1998, the Corporation sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA"). The Corporation realized a pretax gain of $60 million on the sale. BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

  On February 13, 1998, the Corporation sold the residential first mortgage loan origination businesses of its mortgage banking subsidiaries to National City Mortgage Co. These transactions were at book value; therefore, no gain or loss was recognized on the sale. The decline in loans held-for-sale was the result of exiting these businesses. Residential mortgage loans will be offered to the Corporation's customers through the retail branch system and the Corporation will continue to meet the needs of low and moderate income communities in its market.

  In the majority of the Corporation's income and expense categories, the increases in the amounts reported for the year ended December 31, 1998 compared with the amounts reported for the same periods in 1997 resulted from the acquisition of DDC in July, 1997. Other significant factors affecting the Corporation's results of operations are described in the applicable sections below.

Net Interest Income

  Net interest income, the primary source of the Corporation's earnings, is defined as the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. As such, net interest income represents pretax profits from the Corporation's lending, investing and funding activities. When net interest income is presented on a fully tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. The following table reconciles net interest income as shown in the financial statements to tax-equivalent net interest income:

                                                  Years ended December 31,
                                                 -----------------------------
                                                   1998      1997       1996
                                                 --------  ---------  --------
                                                    (dollars in millions)
Net interest income--per financial statements... $  542.2  $   495.7  $  403.7
Tax equivalent adjustment.......................     14.5       10.5       5.1
                                                 --------  ---------  --------
Net interest income--tax equivalent basis....... $  556.7  $   506.2  $  408.8
                                                 ========  =========  ========
Average earning assets.......................... 14,694.9  $12,447.8  $9,497.4
Net interest margin (FTE).......................     3.79%      4.07%     4.30%

  Net interest income on a fully tax equivalent basis for the year ended December 31, 1998 of $556.7 million increased $50.6 million (10.0%) when compared to net interest income of $506.2 million for the year ended December 31, 1997. The increase in net interest income is primarily due to an increase in deposits, excluding purchased deposits, which resulted in approximately $20.2 million in additional net interest income in 1998. Growth in interest free funding sources available to fund earning assets or reduce interest bearing liabilities ("net free funds") resulted in an $8.1 million increase in net interest income. A decline in credit card receivables resulted in a decrease in net interest income of $22.1 million. This was offset by an increase in net interest income on non-credit card loans of $37.4 million in 1998. Net interest income from loans held for sale increased $1.2 million in 1998. The remaining increase in net interest income was due to treasury and funding activities which provided an additional $5.8 million in net interest income in 1998.

  The net interest margin for the year ended December 31, 1998 was 3.79%, compared to 4.07% for the year ended December 31, 1997. The decrease in average credit card loans resulted in a 7 basis point decline in the net interest margin. Lower margins on non-credit card loans decreased the net interest margin by 36 basis points. Changes in treasury assets and funding strategies resulted in a 10 basis point decline in net interest margin. These decreases were offset by a 16 basis point improvement in the net interest margin due to an increase in deposits, excluding purchased deposits and a 6 basis point improvement from an increase in net free funds. In addition, higher margins on loans held for sale improved the net interest margin by 3 basis points.

  Fully tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table below indicates, net interest income on a tax equivalent basis increased $50.6 million (10.0%) when the year ended December 31, 1998 is compared to the year ended December 31, 1997. The $84.8 million positive volume variance primarily resulted from a full year's revenue from the earning assets of DDC in 1998 versus a half year's revenue in 1997. In addition, non-credit card loan growth in 1998 contributed to the positive volume variance. The $34.2 million negative rate variance is primarily the result of a decline in loan yields due to a decrease in credit card loans, lower yields on investment securities resulting from the portfolio restructuring in 1998 and an increase in the rates paid on deposits due to higher rates on money market deposits in 1998 and an increase in the volume of purchased deposits.

                         Net Interest Income Analysis
                            (Tax Equivalent Basis)

                                   1998 Over 1997                     1997 Over 1996
                          ---------------------------------  ---------------------------------
                                     Due to change in (1)               Due to change in (1)
                           Increase  ----------------------   Increase  ----------------------
                          (Decrease)   Volume       Rate     (Decrease)   Volume       Rate
                          ---------- ----------- ----------  ---------- ----------- ----------
                                                   (in thousands)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans.................   $120,326  $  145,856  $  (25,530)  $154,512  $  166,282  $  (11,770)
 Interest and dividends
  on investment
  securities available-
  for-sale..............     29,539      38,874      (9,335)    58,631      47,055      11,576
 Interest and fees on
  loans held-for-sale...     (2,206)     (4,585)      2,379     10,597      10,633         (36)
 Interest on trading
  account securities....     (1,206)       (341)       (865)     4,199       4,176          23
Interest on money market
 investments............     (7,467)     (8,132)        665       (127)       (391)        264
                           --------  ----------  ----------   --------  ----------  ----------
   Total................    138,986     171,672     (32,686)   227,812     227,755          57
                           --------  ----------  ----------   --------  ----------  ----------
Interest Expense on
 Deposits and Borrowed
 Funds:
 Interest on deposits...     92,636      85,289       7,347     92,475      87,934       4,541
 Interest on Federal
  funds purchased and
  other short-term
  borrowings............     (9,464)     (5,083)     (4,381)    27,294      25,760       1,534
 Interest on long-term
  debt..................      5,251       6,648      (1,397)    10,612       8,331       2,281
                           --------  ----------  ----------   --------  ----------  ----------
   Total................     88,423      86,854       1,569    130,381     122,025       8,356
                           --------  ----------  ----------   --------  ----------  ----------
   Net interest income..   $ 50,563  $   84,818  $  (34,255)  $ 97,431  $  105,730  $   (8,299)
                           ========  ==========  ==========   ========  ==========  ==========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

  The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1998, 1997 and 1996.

     Average Balances, Interest Yields and Rates, and Net Interest Margin
                            (Tax Equivalent Basis)

                                                     Years ended December 31,
                         -----------------------------------------------------------------------------------
                                    1998                        1997                        1996
                         --------------------------- --------------------------- ---------------------------
                                             Average                     Average                     Average
                          Average            Yield/   Average            Yield/   Average            Yield/
                          Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                         ---------  -------- ------- ---------  -------- ------- ---------  -------- -------
                                                      (dollars in millions)
ASSETS
Earning assets:
 Trading account
  securities...........  $    56.5  $    3.1   5.48% $    61.6   $  4.3    6.98% $     1.7   $  0.1    5.85%
 Money market
  investments..........      107.9       6.2   5.71      251.0     13.6    5.41      258.2     13.7    5.31
Investment
 securities(5) :
 Taxable...............    3,539.7     222.6   6.29    3,184.6    209.4    6.58    2,665.1    166.1    6.23
 Tax-exempt(1).........      422.2      31.6   7.49      245.7     19.5    7.95       92.4      9.3   10.09
 Equity investments....      142.3      11.0   7.75       77.0      6.8    8.86       41.5      1.7    4.06
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
 Total investment
  securities
  available-for-sale...    4,104.3     265.3   6.46    3,507.3    235.7    6.72    2,799.0    177.1    6.33
Loans held-for-sale....      212.2      17.8   8.38      269.4     20.0    7.42      126.1      9.4    7.45
Loans (net of unearned
 income)(1, 2):
 Commercial............    3,139.1     239.0   7.61    2,283.1    178.9    7.84    1,788.3    137.3    7.68
 Commercial real
  estate...............    2,234.5     186.2   8.33    1,844.7    156.4    8.48    1,320.5    117.7    8.91
 Residential...........      866.7      64.5   7.44      937.9     68.6    7.32      725.4     53.1    7.31
 Retail................    2,707.8     225.6   8.33    1,960.6    165.8    8.46    1,244.8    104.5    8.39
 Credit card...........       33.0       4.7  14.14      378.6     46.7   12.34      513.4     64.4   12.54
 Leases receivable.....      787.5      47.6   6.04      579.3     33.4    5.77      367.2     20.3    5.54
 Foreign...............      445.4      31.1   6.99      374.3     28.5    7.62      352.7     26.5    7.50
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
 Total loans...........   10,214.1     798.6   7.82    8,358.5    678.3    8.11    6,312.3    523.8    8.30
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
  Total earning
   assets..............   14,694.9  $1,090.9   7.42%  12,447.8   $951.9    7.65%   9,497.4   $724.1    7.62%
Allowance for credit
 losses................     (161.7)                     (164.6)                     (168.6)
Cash and due from
 banks.................      895.7                       732.2                       648.2
Other assets...........    1,643.9                     1,116.9                       500.2
                         ---------                   ---------                   ---------
 Total assets..........  $17,072.8                   $14,132.3                   $10,477.1
                         =========                   =========                   =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Deposits in domestic
 offices:
 Interest bearing
  demand...............  $   520.2  $    7.7   1.49% $   365.0   $  5.9    1.62% $   116.6   $  2.9    2.49%
 Money market
  accounts.............    2,246.2      72.2   3.22    1,795.0     54.2    3.02    1,593.3     47.9    3.00
Savings................    1,488.3      37.0   2.49    1,327.0     34.0    2.57    1,048.4     27.2    2.60
 Other consumer time...    3,279.2     172.0   5.25    2,610.7    136.4    5.23    1,676.9     88.8    5.30
 Large denomination
  time.................    1,471.1      84.1   5.72    1,022.8     58.2    5.69      560.6     31.4    5.59
Deposits in foreign
 banking office(6).....      315.5      17.2   5.45      159.3      8.9    5.57      131.1      7.0    5.36
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
 Total interest bearing
  deposits.............    9,320.5     390.3   4.19    7,279.8    297.6    4.08    5,126.9    205.2    4.00
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
Funds purchased........    1,367.4      69.9   5.11    1,045.9     55.4    5.30      763.5     39.7    5.20
Other borrowed funds,
 short-term............      480.3      24.4   5.07      899.5     48.3    5.37      698.2     36.7    5.26
Long-term debt.........      686.4      49.6   7.23      594.9     44.4    7.46      481.8     33.7    7.01
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
 Total interest bearing
  liabilities..........   11,854.6     534.2   4.51%   9,820.2    445.7    4.54%   7,070.4    315.3    4.46%
                         ---------  --------  -----  ---------   ------   -----  ---------   ------   -----
Noninterest bearing
 deposits..............    2,640.8                     2,289.8                     1,946.6
Other liabilities......      612.4                       431.4                       249.1
Redeemable preferred
 stock.................        8.0                         7.8                         3.8
Stockholders' equity...    1,957.0                     1,583.2                     1,207.2
                         ---------                   ---------                   ---------
 Total liabilities and
  stockholders'equity..  $17,072.8                   $14,132.3                   $10,477.1
                         =========                   =========                   =========
Net interest income,
 tax equivalent basis..             $  556.7                     $506.2                      $408.8
                                    ========                     ======                      ======
Net interest
 spread(3).............                        2.92%                       3.11%                       3.16%
Contribution of
 interest free sources
 of funds..............                         .87                         .96                        1.14
                                              -----                       -----                       -----
Net interest
 margin(4).............                        3.79%                       4.07%                       4.30%
                                              =====                       =====                       =====

--------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(3) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(4) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.
(5) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(6) The majority of deposits in foreign banking office were in amounts in excess of $100 thousand.

Noninterest Income

  The following table presents the components of noninterest income for the years ended December 31, 1998, 1997 and 1996, and a year-to-year comparison expressed in terms of percent changes.

                              Noninterest Income

                                 Years ended December 31,    Percent change
                                -------------------------- -------------------
                                  1998     1997     1996   1998/1997 1997/1996
                                -------- -------- -------- --------- ---------
                                  (dollars in thousands)
Service charges on deposit
 accounts...................... $107,795 $ 95,903 $ 80,659    12.4%     18.9%
Trust and investment advisory
 fees..........................   71,221   45,867   28,658    55.3      60.0
Mortgage banking income........   30,736   48,819   29,966   (37.0)     62.9
Security sales and fees........   24,343   12,553    5,171    93.9     142.8
Credit card income.............   23,446   18,546    9,949    26.4      86.4
Servicing income...............    6,056   26,509   26,126   (77.2)      1.5
Other..........................   65,749   49,310   36,260    33.3      36.0
                                -------- -------- --------   -----     -----
Total fees and other income....  329,346  297,507  216,789    10.7      37.2
Securities gains, net..........   60,759      456      103     --      342.7
Gain on sale of credit card
 loans.........................   60,000   28,155      --    113.1       --
                                -------- -------- --------   -----     -----
  Total noninterest income..... $450,105 $326,118 $216,892    38.0%     50.4%
                                ======== ======== ========   =====     =====

  The Corporation's noninterest income for the year ended December 31, 1998 was $450.1 million, a $124.0 million (38.0%) increase over noninterest income for the year ended December 31, 1997. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment securities gains of $60.8 million. Noninterest income in 1997 benefited from $28.2 million in gains on the sale of credit card loans. Total fees and other income increased $31.8 million (10.7%). Trust and investment advisory fees increased $25.4 million. Approximately half of the increase was due to an increase in fee income in 1998 with the remainder due to DDC trust revenue for a full year in 1998. Mortgage banking income was impacted by the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. Credit card income declined due to the sale of the retail credit card portfolio, however, this was offset by the addition of merchant banking income from DDC. Servicing income decreased $20.5 million (77.2%) due to an $18.4 million decline in servicing income on credit card loans resulting from the exit of that business. Trading income, which is included in other income, increased $7.0 million in 1998. In addition, other income in 1998 benefited from a $1.2 million gain on the payoff of a troubled debt restructuring and $4.2 million in miscellaneous income from discontinued business lines. Other income in 1997 included a $6.1 million gain on the sale of an investment in an ATM and point of sale network.

  Investment securities gains of $60.8 million were realized in 1998 compared to $0.5 million in 1997. Securities sales are discussed in detail under "Investment Portfolio".

Noninterest Expenses

  The following table presents the components of noninterest expenses for the years ended December 31, 1998, 1997 and 1996 and a year to year comparison expressed in terms of percent changes.

                             Noninterest Expenses

                                 Years ended December 31,    Percent change
                                -------------------------- -------------------
                                  1998     1997     1996   1998/1997 1997/1996
                                -------- -------- -------- --------- ---------
                                            (dollars in thousands)
Salaries and other personnel
 costs......................... $311,030 $292,497 $226,633    6.3%      29.1%
Equipment costs................   42,882   40,757   32,019    5.2       27.3
Occupancy costs................   37,974   36,976   32,899    2.7       12.4
Other operating expenses:
  External services............   30,658   33,363   26,247   (8.1)      27.1
  Postage and communications...   23,841   21,393   17,059   11.4       25.4
  Advertising and marketing....   20,234   16,871   15,940   19.9        5.8
  Professional service fees....   18,628    9,863   10,149   88.9       (2.8)
  Lending and collection.......   17,824   10,231    6,657   74.2       53.7
  Other........................   56,772   37,637   30,616   50.8       22.9
                                -------- -------- --------   ----      -----
Total operating expenses.......  559,843  499,588  398,219   12.1       25.5
Intangible assets amortization
 expense.......................   55,603   34,768    8,642   59.9      302.3
Merger related expenses........      --    20,000      --     --         --
                                -------- -------- --------   ----      -----
    Total noninterest
     expenses.................. $615,446 $554,356 $406,861   11.0%      36.3%
                                ======== ======== ========   ====      =====

  The Corporation's noninterest expenses for the year ended December 31, 1998 were $615.4 million, a $61.1 million (11.0%) increase over noninterest expenses for the year ended December 31, 1997. Noninterest expenses in 1998 included a $20.8 million increase in intangible asset amortization expense primarily due to the DDC acquisition. The Corporation incurred approximately $22.6 million in expenses in 1998 related to the installation of an enhanced technology platform and other issues arising from the integration of the Corporation's constituent banks. These costs include $10.2 million in salaries and other personnel costs, $7.3 million in professional fees, $3.4 million in advertising and marketing expenses and $1.7 million in other expenses. Lending and collection expenses in 1998 included approximately $9.8 million in collection costs associated with the maritime loan portfolio. The decline in external service fees is due to the sale of the credit card loan portfolio.

Quarterly Summary

  The following table presents a summary of earnings by quarter for the years ended December 31, 1998 and 1997:

                         Summary of Quarterly Earnings

                                                1998 quarters ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------- ------------ -----------
                                                   (in thousands)
Interest and dividend income........ $270,185 $269,758   $267,350    $269,113
Net interest income.................  136,505  136,817    132,594     136,312
Provision for credit losses.........    8,871    5,251      2,808      17,367
Income before income taxes..........  151,602   75,386     63,497      52,105
Net income..........................   95,699   47,454     40,053      34,917

                                                1997 quarters ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------- ------------ -----------
                                                   (in thousands)
Interest and dividend income........ $184,615 $190,014   $283,273    $283,596
Net interest income.................  104,403  107,984    141,910     141,447
Provision for credit losses.........    9,900    9,300      7,434       5,383
Income before income taxes..........   53,296   56,156     84,719      41,318
Net income..........................   34,103   35,824     53,529      27,732

Investment Portfolio

  At December 31, 1998, the investment securities available-for-sale portfolio was $4.8 billion compared with $4.4 billion at December 31, 1997, a $371 million (8.3%) increase. The taxable equivalent yield on the total portfolio for the year ended December 31, 1998 was 6.46% compared to 6.72% for the year ended December 31, 1997. Net unrealized appreciation on the investment securities portfolio was $39.3 million at December 31, 1998.

  During the first quarter of 1998, the investment securities portfolio was restructured to reduce prepayment risk, primarily related to mortgage backed securities, and to reduce the aggregate interest rate risk of the Corporation given the current market environment. A total of $1.7 billion of securities (primarily mortgage-backed securities) were purchased and sold during the first quarter. The first quarter sales resulted in a pretax gain of $30.4 million. During the second quarter of 1998, the Corporation sold $462 million of securities and purchased $558 million of securities to lessen prepayment risk in a falling interest rate environment. The second quarter sales resulted in pretax gains of $9.9 million. Third and fourth quarter securities sales totaled $1.2 billion versus securities purchased of $2.3 billion, resulting in increased investment portfolio outstandings and improved portfolio yield. Security sales during the third and fourth quarters resulted in pretax gains of $20.4 million. Fourth quarter purchases were concentrated in mortgage-backed securities in order to take advantage of widening mortgage spreads due to market dislocation and global deleveraging. The restructuring of the investment portfolio during 1998, coupled with declining market yields, resulted in a reduction in the aggregate yield on the investment securities portfolio, but a portfolio more favorably positioned to counter rapid prepayment risk.

  The following table sets forth the book value ("fair value") of the available-for-sale securities owned by the Corporation.

                    Available-for-Sale Investment Portfolio

                                                        December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                                       (in thousands)
U.S. Treasury & U.S. Government agencies..... $  256,218 $  862,175 $  611,061
Mortgage-backed obligations..................  2,602,572  1,655,235  1,159,649
Collateralized mortgage obligations(1).......    738,822    976,746    368,656
Asset-backed securities......................    493,027    309,338    206,422
Obligations of states and political subdivi-
 sions.......................................    457,880    435,223     98,889
Other debt securities........................     84,655     60,768     47,595
Equity securities............................    181,913    144,622     60,348
                                              ---------- ---------- ----------
  Total...................................... $4,815,087 $4,444,107 $2,552,620
                                              ========== ========== ==========

--------
(1) At December 31, 1998, 1997 and 1996, $674.7 million, $888.8 million, and
    $348.4 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

  The following table shows the maturity distribution of the available-for-sale debt securities of the Corporation at December 31, 1998 based upon amortized cost.

              Maturity of Available-for-Sale Investment Portfolio

                                            December 31, 1998
                           ----------------------------------------------------
                                           Maturing
                           -----------------------------------------
                                      After      After
                            Within   One year  Five years
                             One     Through    Through     After
                             Year    5 Years    10 years   10 years    Totals
                           -------- ---------- ---------- ---------- ----------
                                              (in thousands)
U.S. Treasury & U.S. Gov-
 ernment agencies........  $ 22,146 $  231,582  $    --   $      --  $  253,728
Mortgage-backed obliga-
 tions(1)................   290,371    839,337   500,843     955,814  2,586,365
Collateralized mortgage
 obligations(1)..........   344,205    345,270    27,454      19,866    736,795
Asset-backed securi-
 ties(1).................   106,676    357,340    21,806       3,506    489,328
Obligation of states and
 political subdivisions..    43,736    118,736    75,722     207,160    445,354
Other debt and equity se-
 curities(2).............    81,655      1,250     1,750     179,595    264,250
                           -------- ----------  --------  ---------- ----------
  Total..................  $888,789 $1,893,515  $627,575  $1,365,941 $4,775,820
                           ======== ==========  ========  ========== ==========

--------
(1) The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.
(2) Equity securities totaling $179.6 million have been classified in after 10 years.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1998 based upon amortized cost.

                    Available-for-Sale Investment Portfolio
                            (Tax Equivalent Yields)

                                                 December 31, 1998
                                      ----------------------------------------
                                                  Maturing
                                      ---------------------------------
                                              After    After
                                      Within One year 5 years
                                       One   Through  Through   After
                                       Year  5 Years  10 years 10 years Totals
                                      ------ -------- -------- -------- ------
                                                   (in thousands)
U.S. Treasury & U.S. Government
 agencies............................  5.28%   5.25%     -- %     -- %   5.25%
Mortgage-backed obligations..........  6.02    5.95     5.91     6.24    6.06
Collateralized mortgage
 obligations(1)......................  6.52    6.52     6.52     6.52    6.52
Asset-backed securities..............  6.63    6.63     6.63     6.63    6.63
Obligations of states and political
 subdivisions........................  6.31    7.01     6.35     6.98    6.81
Other debt and equity securities.....  4.58    8.00     7.37     4.61    4.64
                                       ----    ----     ----     ----    ----
  Total..............................  6.15%   6.16%    6.02%    6.14%   6.14%
                                       ====    ====     ====     ====    ====

--------
(1) Computation of weighted average tax equivalent yields includes $184.5 million of floating rate CMOs.

Loan Portfolio

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       Composition of the Loan Portfolio

                                                               December 31,
                          ------------------------------------------------------------------------------------------
                                1998               1997               1996              1995              1994
                          -----------------  -----------------  ----------------  ----------------  ----------------
                            Amount      %      Amount      %      Amount     %      Amount     %      Amount     %
                          ----------- -----  ----------- -----  ---------- -----  ---------- -----  ---------- -----
                                                          (Dollars in thousands)
Commercial..............  $ 3,452,416  32.7% $ 2,868,728  28.4% $1,731,031  25.5% $1,798,248  29.3% $1,633,275  29.9%
Commercial real estate..    2,305,639  21.8    2,256,895  22.4   1,453,244  21.4   1,265,736  20.6  1, 246,847  22.8
Residential.............      827,103   7.8      987,751   9.8     833,045  12.2     650,588  10.6     593,642  10.9
Retail..................    2,739,984  25.9    2,567,166  25.4   1,380,767  20.3   1,098,955  17.9     984,403  18.0
Credit card.............       15,234   0.2      146,497   1.5     596,474   8.8     654,653  10.7     496,608   9.1
Commercial leases.......      540,395   5.1      469,217   4.7     390,929   5.7     304,239   4.9     232,997   4.3
Retail leases ..........      318,582   3.0      305,004   3.0      47,131   0.7      30,265   0.5      26,636   0.5
Foreign.................      365,067   3.5      482,328   4.8     365,824   5.4     336,140   5.5     244,483   4.5
                          ----------- -----  ----------- -----  ---------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........  $10,564,420 100.0% $10,083,586 100.0% $6,798,445 100.0% $6,138,824 100.0% $5,458,891 100.0%
                          =========== =====  =========== =====  ========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loan portfolio of the Corporation at December 31, 1998. The Corporation's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged-off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          Contractual Loan Maturities

                                                December 31, 1998
                                   --------------------------------------------
                                               Maturing
                                   --------------------------------
                                               After 1
                                     In one      year
                                      Year     Through     After
                                   Or less(1)  5 years    5 years      Total
                                   ---------- ---------- ---------- -----------
                                                  (in thousands)
Commercial........................ $1,266,096 $1,530,768 $  655,552 $ 3,452,416
Commercial real estate............    450,719    835,334  1,019,586   2,305,639
Residential.......................     33,155    115,313    678,635     827,103
Retail............................    448,886  1,486,342    804,756   2,739,984
Credit card.......................     15,234        --         --       15,234
Commercial leases receivable......     47,278    316,478    176,639     540,395
Retail leases receivable..........     86,926    231,656        --      318,582
Foreign...........................     48,267    257,887     58,913     365,067
                                   ---------- ---------- ---------- -----------
  Total........................... $2,396,561 $4,773,778 $3,394,081 $10,564,420
                                   ========== ========== ========== ===========
Amount of loans based upon:
Fixed interest rates.............. $  895,196 $2,472,516 $1,601,080 $ 4,968,792
                                   ========== ========== ========== ===========
Variable interest rates(2)........ $1,501,365 $2,301,262 $1,793,001 $ 5,595,628
                                   ========== ========== ========== ===========

--------
(1) Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

Commercial Loans

  Commercial loan outstandings of $3.5 billion comprised 32.7% of the Corporation's total loans and leases at December 31, 1998. Commercial loans increased $583.7 million or 20.3% during 1998. Specialized lending and mid-sized corporate customers were major components of portfolio growth in 1998. Commercial loans include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending.

  The commercial loan portfolio is segregated by market sector as well as by geographic region. There are two primary market sectors, Corporate Banking and Business and Priority Banking. Business and Priority Banking is focused on customers with sales volumes less than $10 million. Corporate Banking services all other customers and represents approximately 81% of total commercial outstandings. Within Corporate Banking there are specialized lending functions including Communications, Healthcare, International, Asset Based Lending, Transportation, Not for Profit and Financial Institutions. The primary market for commercial lending is Maryland, Pennsylvania and Washington, D.C. Key economic indicators for the Mid-Atlantic region continued to improve during 1998.

Commercial Real Estate

  The Corporation's commercial real estate portfolio represents loans secured primarily by real commercial property. The properties financed include both owner-occupied and investor real estate. Commercial real estate loans of $2.3 billion comprised 21.8% of the total loan portfolio at December 31, 1998. Commercial real estate loans increased $48.7 million or 2.2% during 1998. Maryland real estate economic conditions strengthened during the year with increasing rental rates and falling vacancies. The greater Harrisburg market holds good prospects for steady future development and Northern Virginia is still considered one of the top markets across all property sectors. The Corporation continues to focus on acquisition and refinancing loans for quality projects with strong sponsorship. As of December 31, 1998, $1.2 billion or 54% of non-construction commercial real estate outstandings were owner-occupied, being defined as a property that is 51% or more physically occupied by the borrower or an affiliate of the borrower. The Corporation intends to continue to actively solicit commercial real estate loans to support its emphasis as a relationship lender for regional companies.

  The commercial real estate portfolio continues to be well balanced by property type and is geographically centered in the Corporation's regional marketplace, with the majority of the portfolio secured by properties in Maryland, Pennsylvania, Virginia, and Washington, D.C.

  Commercial real estate loans included $434 million in construction loans at December 31, 1998. These loans are for land acquisition and development, and building construction. Since December 31, 1997, real estate construction loans have increased $52 million or 13.6%. Most construction activity continues to occur in Northern Virginia and along the Baltimore/Washington corridor with development primarily for build-to-suit commercial office space, industrial and retail projects. The Corporation continues to pursue high quality loan opportunities.

Real Estate Mortgage, Residential

  Residential mortgages at December 31, 1998 decreased $161 million from December 31, 1997. The decline is due to loan maturities and loan prepayments prompted by favorable market conditions. The Corporation has decided to limit the origination of new loans for its residential mortgage portfolio, therefore, this loan portfolio is expected to continue to decline in the future.

  The Corporation sold the residential mortgage loan origination businesses of its mortgage banking subsidiaries, the prime source of new loans for its residential mortgage portfolio. The Corporation continues to offer a comprehensive range of first mortgage products through a third party affiliation. See Part I above.

Retail

  The Corporation provides a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through the branch banking system of the Corporation. In addition, automobile loans are made available to the marketplace on an indirect basis by means of select third party referral sources. During 1998, the product of choice in the Corporation's marketplace as well as nationally was the home equity loan.

  As compared to December 31, 1997, retail loans increased $173 million to $2.7 billion at December 31, 1998. The growth in retail loans is largely attributable to growth in fixed rate home equity products.

Credit Card

  Credit card loans at December 31, 1998 were $15 million compared to $146 million at December 31, 1997. On February 25, 1998, the Corporation sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust ($500 million in securitized credit card loans), to Bank of America National Association ("BOANA"). BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

Commercial Leases Receivable

  Commercial leases receivable include small equipment and general equipment leasing portfolios. Commercial leases receivable increased to $540 million at December 31, 1997 from $469 million at December 31, 1997. The majority of the commercial leasing portfolio is general equipment leases with an emphasis on transportation equipment which includes railcars, tractors, trailers and some commercial aircraft. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

Retail Leases Receivable

  Retail leases receivable consist of retail auto leases. Retail leases receivable increased to $319 million at December 31, 1998 from $305 million at December 31, 1997. The acquisition of DDC in 1997 significantly increased the Corporation's retail lease portfolio.

Foreign

  Foreign loans totaled $365.1 million at December 31, 1998, a decrease of $117.3 million when compared to December 31, 1997. Foreign loans by exposure consist of international maritime, $264.2 million (72.4%); foreign direct investment, $33.6 million (9.2%) and other, $67.2 million (18.4%). The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Lending and collection expenses in 1998 included approximately $9.8 million in collection costs associated with the maritime loan portfolio. See "Asset Quality" for additional information.

Asset Quality

 Credit Risk Management

  Credit approval policies for the Corporation are designed to provide an effective and timely response to loan requests, while ensuring the maintenance of a sound portfolio. The Corporation manages credit risk through the credit approval process and written policies, which generally specify underwriting guidelines and standards and in some cases limit credit exposure by industry, country or product type. All credit policies and credit concentration exposure limits are reviewed and approved annually by the Executive Committee of the Board of Directors.

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

 Provision for Credit Losses

  The provision for credit losses was $34.3 million for the year ended December 31, 1998, an increase of $2.3 million (7.1%) from the $32.0 million provision for 1997. Net charge-offs decreased $3.2 million when 1998 is compared to 1997. The sale of substantially all of the Corporation's credit card loans in the first quarter of 1998 resulted in a $22.1 million decrease in net credit card charge-offs in 1998. This decrease was offset by an $18.9 million increase in charge-offs on other loan portfolios in 1998, primarily due to charge-offs on the foreign maritime portfolio which totaled $19.4 million. The provision for credit losses in 1998 was $2.5 million lower than charge-offs in 1998 and $8.0 million less than charge-offs in 1997.

 Nonperforming Assets

  Nonperforming assets were $100.9 million at December 31, 1998, compared to $81.0 million at December 31, 1997. Additions to nonperforming loans, including troubled debt restructurings, aggregated $67.6 million in 1998 and included the transfer to nonaccrual status of $24.3 million of residential mortgages, $28.5 million of foreign loans, $12.7 million of commercial loans and $1.4 million of commercial mortgages. These additions were offset by reductions in nonperforming loans totaling $72.2 million due to paydowns and payoffs of nonaccrual loans of $31.5 million, charge-offs of $21.5 million, loans transferred back to accrual status of $15.6 million, and transfers to other real estate owned of $3.6 million.

  Other real estate and other assets owned decreased $1.3 million when compared to December 31, 1997. Additions to other real estate owned totaled $7.4 million in 1998, including transfers from nonaccrual loans of $3.6 million. Sales and paydowns of other real estate owned totaled $9.4 million and other real estate owned writedowns and additions to other real estate owned valuation reserves totaled $727 thousand in 1998. Other assets owned increased $1.4 million in 1998.

  Other nonperforming assets include $23.1 million in maritime loans. The Corporation has classified these loans as other nonperforming assets because the value of the loan collateral is equal to the loan principal. This results in higher than normal risk for the Corporation. The Corporation has structured these loans to provide compensation for this increased risk by incorporating revenue sharing rights and other collateral rights into the loan agreement which will be triggered by certain events. These loans have been valued based on the estimated cash flows from the shipping vessel's operations using current shipping rates, as well as independent valuations. In addition, other nonperforming assets includes a $2.8 million ownership interest in a commercial aircraft resulting from a lessee default on a commercial lease in which the Corporation was a participant. This asset is carried at fair value.

  The foreign maritime loan portfolio has been negatively impacted by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. It does not appear that these markets will improve significantly in 1999 and the Corporation may experience further deterioration in its foreign maritime portfolio in 1999. At December 31, 1998, outstanding foreign maritime loans were $264 million and undrawn foreign maritime loan commitments totaled $4.7 million. Nonperforming assets included $10.4 million in nonaccrual foreign maritime loans and $23.1 million in other nonperforming maritime assets.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                             Nonperforming Assets

                                                 December 31,
                                   --------------------------------------------
                                     1998     1997     1996     1995     1994
                                   --------  -------  -------  -------  -------
                                            (Dollars in thousands)
Nonaccrual loans
Domestic:
  Commercial.....................  $ 17,356  $21,730  $13,988  $16,587  $13,326
  Commercial real estate.........     6,332    9,417   20,347    5,910   30,342
  Residential mortgage...........    22,366   24,808    7,545    6,375    5,250
  Leases receivable..............       --       --       --       --        85
Foreign..........................    13,227    4,340    3,800    4,321    5,300
                                   --------  -------  -------  -------  -------
    Total nonaccrual loans.......    59,281   60,295   45,680   33,193   54,303
Restructured loans(1)............        88    3,692      126      143    4,974
Other real estate and other
 assets owned(2).................    15,630   16,963   13,146   11,501   14,853
Other (3)........................    25,903      --       --       --       --
                                   --------  -------  -------  -------  -------
    Total nonperforming assets...  $100,902  $80,950  $58,952  $44,837  $74,130
                                   ========  =======  =======  =======  =======
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned....................      0.95%    0.80%    0.87%    0.73%    1.35%
                                   ========  =======  =======  =======  =======
Accruing loans contractually past
 due 90 days or more as to
 principal or interest:
  Domestic.......................  $ 40,469  $23,717  $23,812  $18,808  $13,338
                                   ========  =======  =======  =======  =======

--------
(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 5, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
(2) Other real estate and other assets owned represents collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(3) Other includes $23.1 million in maritime loans discussed in detail under "Nonperforming Assets." Other also includes a $2.8 million ownership interest in a commercial aircraft.

  The following table details the gross interest income that would have been received during the year ended December 31, 1998 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                                  Year ended
                                                                 December 31,
                                                                     1998
                                                               ----------------
                                                               Domestic Foreign
                                                                loans    Loans
                                                               -------- -------
                                                                (in thousands)
Gross interest income that would have been recorded had
 nonaccrual loans been current in accordance with original
 terms........................................................  $4,226  $2,337
Interest income actually recorded.............................     886     608

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which the Corporation has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 1998, the Corporation was monitoring $82.2 million of potential problem loans which were not included in the nonperforming assets table disclosed above. There were no other interest earning assets, other than loans, at December 31, 1998 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

Allowance for Credit Losses

  The following table details certain information relating to the Allowance for Credit Losses ("Allowance") of the Corporation for the five years ended December 31, 1998. See also Note 5 of the Notes to Consolidated Financial Statements of the Corporation.

                  Analysis of the Allowance for Credit Losses

                                              December 31,
                              ------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Summary of Transactions
Allowance at beginning of
 year.......................  $168,186  $154,802  $177,621  $191,024  $200,006
Provision for credit
 losses.....................    34,297    32,017     6,500    16,000    22,996
Losses charged-off:
 Commercial loans...........     6,836     9,581     2,743     1,848     2,852
 Commercial real estate
  loans.....................       692       543     6,384     1,270     7,026
 Residential mortgages......     1,300       868       177       110       328
 Retail loans...............    11,476     7,998     5,893     2,988     4,798
 Credit card loans..........     3,463    26,962    30,156    30,352    27,180
 Commercial leases
  receivable................         1       --        --        --        144
 Retail leases receivable...     1,106       736       125        40       199
 Foreign loans..............    19,364       --        --      1,840       --
                              --------  --------  --------  --------  --------
 Total losses charged-off...    44,238    46,688    45,478    38,448    42,527
                              --------  --------  --------  --------  --------
Recoveries of losses
 previously charged-off:
 Commercial loans...........     1,642     1,083     1,787     1,025     3,908
 Commercial real estate
  loans.....................     1,928       313       560       452       742
 Residential mortgages......        47        97         8        28        29
 Retail loans...............     3,460     2,893     2,143     2,194     2,846
 Credit card loans..........       102     1,507     2,568     5,127     5,203
 Commercial leases
  receivable................         7       --          4        17       136
 Retail leases receivable...       255       221       109       202       295
 Foreign loans..............       --        557       --        --        --
                              --------  --------  --------  --------  --------
 Total recoveries...........     7,441     6,671     7,179     9,045    13,159
                              --------  --------  --------  --------  --------
Net losses charged-off......    36,797    40,017    38,299    29,403    29,368
Allowance for loans of
 acquired banks.............       --     42,884    10,642       --        --
Allowance attributable to
 loans sold.................    (6,850)  (21,500)      --        --     (2,610)
Transfer of allowance to
 reserve for off-balance
 sheet liability............    (1,485)      --     (1,662)      --        --
                              --------  --------  --------  --------  --------
Total allowance at end of
 year.......................  $157,351  $168,186  $154,802  $177,621  $191,024
                              ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 by Category
 Commercial loans...........  $  5,194  $  8,498  $    956  $    823  $ (1,056)
 Commercial real estate
  loans.....................    (1,236)      230     5,824       818     6,284
 Residential mortgages......     1,253       771       169        82       299
 Retail loans...............     8,016     5,105     3,750       794     1,952
 Credit card loans..........     3,361    25,455    27,588    25,225    21,977
 Commercial leases
  receivable................        (6)      --         (4)      (17)        8
 Retail leases receivable...       851       515        16      (162)      (96)
 Foreign loans..............    19,364      (557)      --      1,840       --
                              --------  --------  --------  --------  --------
 Total......................  $ 36,797  $ 40,017  $ 38,299  $ 29,403  $ 29,368
                              ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 to Average Loans by
 Category
 Commercial loans...........      0.16%     0.37%     0.05%     0.05%    (0.06)%
 Commercial real estate
  loans.....................     (0.06)     0.01      0.44      0.06      0.51
 Residential mortgages......      0.14      0.08      0.02      0.01      0.05
 Retail loans...............      0.30      0.26      0.30      0.08      0.21
 Credit card loans..........     10.18      6.72      5.37      4.72      4.56
 Commercial leases
  receivable................       --        --        --        --        --
 Retail leases receivable...      0.27      0.30      0.04     (0.58)    (0.35)
 Foreign loans..............      4.35     (0.15)      --       0.61       --
                              --------  --------  --------  --------  --------
 Total loans................      0.36%     0.48%     0.61%     0.51%     0.56%
 Total loans--excluding
  credit cards..............      0.33%     0.18%     0.18%     0.08%     0.15%
Allowance as a percentage of
 year end loans, net of
 unearned income............      1.49%     1.67%     2.28%     2.89%     3.50%
Allowance as a percentage of
 nonperforming loans........    265.04%   262.84%   337.95%   532.82%   322.26%

  The Corporation evaluates, reports and documents the Allowance in accordance with all regulatory guidelines including the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The adequacy of the Allowance is evaluated at least quarterly, employing a methodology that is sound, based on reliable information and well documented. The methodology provides consistency and integrity; however, changes can be incorporated as the risk profiles of the various loan portfolios change over time.

  All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. Corporate Policy generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

  All nonaccrual and criticized loans in the commercial portfolios above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a Specific Reserve. Loan types included in the commercial portfolio are commercial loans, commercial real estate construction loans and mortgages, foreign loans and commercial leases.

  For loans and leases in the commercial portfolios not specifically reserved, the base factors for the General Reserve allocations are derived from the blended average of annual historical loss experience by loan type over an economic cycle. Retail loans and leases are segregated into various pools with similar risk characteristics. The rolling twelve month historical loss experience for each pool is updated quarterly to provide the base factors for the retail General Reserve allocations. In addition, the historical loss percentage or base factor for each commercial portfolio type and retail pool are adjusted to reflect current conditions. Among the factors considered are levels and trends in delinquencies and nonaccruals; trends in volume and terms of loans; effects of any changes in lending policies and procedures; the experience, ability and depth of the lending management and staff; national and local economic trends and conditions; and concentrations of credit.

  The unallocated reserve is the portion of the Allowance that is not attributable to any specific components of the loan portfolio. While the overall analysis of the Allowance is deemed to be conservative with regards to estimates for inherent credit losses, the unallocated reserve additionally protects the Corporation from any errors and omissions or subjectivity that might occur in testing or reviewing the Allowance for adequacy.

  The Allowance was $157.4 million for the year ended December 31, 1998, a decrease of $10.8 million (6.4%) from the $168.2 million allowance on December 31, 1997. The decrease was attributable to the allocation of $6.8 million to the Bankcard portfolios sold, the net transfer of $1.5 million to other liabilities as a reserve for Treasury derivative instruments, and charge-offs exceeding provisions by $2.5 million. Specific reserves decreased by $7.5 million as a common methodology was adopted across the franchise for identification of nonaccrual loans and assignment of specific reserves. General reserves increased by $12.9 million primarily due to increased allocations to the foreign maritime portfolio. The unallocated reserve decreased by $13.5 million to $50.7 million and represented 32% of the Allowance as of December 31, 1998 compared to 38% as of December 31, 1997. At year-end, the Allowance covered 1998 charge-offs four times and represented 1.49% of total loans.

  The following table provides an allocation of the Allowance to the respective loan classifications. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1998 was available to absorb losses occurring in any category of loans.

                 Allocation of the Allowance for Credit Losses

                                                   December 31,
                                   --------------------------------------------
                                     1998     1997     1996     1995     1994
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Commercial........................ $ 37,115 $ 35,867 $ 18,139 $ 30,073 $ 28,506
Commercial real estate............   17,728   21,584   17,671   17,624   32,235
Residential mortgage..............    4,100    1,719    1,334    1,150    1,022
Retail............................   12,494   13,041    4,609    3,976    3,696
Credit card.......................      --     6,010   31,801   36,141   30,830
Commericial leases receivable.....   10,113   10,787   12,374   13,407   16,323
Retail leases receivable..........    1,298      873      160      111       83
Foreign...........................   23,807   14,143   13,540   10,323   12,176
Unallocated.......................   50,696   64,162   55,174   64,816   66,153
                                   -------- -------- -------- -------- --------
  Total allowance................. $157,351 $168,186 $154,802 $177,621 $191,024
                                   ======== ======== ======== ======== ========

Deposits

  Total deposits at December 31, 1998 were $12.3 billion, a $207 million decrease when compared to December 31, 1997. Noninterest bearing deposits increased $319 million from December 31, 1997. Approximately half of the growth was due to an increase in commercial demand deposit balances, primarily from financial services customers such as brokerage, credit card and mortgage companies. The remaining growth was in retail demand deposits due primarily to higher customer balances at year end.

  Interest bearing deposits decreased $526 million due to a $41 million decline in interest bearing demand deposits, a $183 million drop in savings deposits, a $283 million decrease in consumer time deposits and a $563 million decline in purchased time deposits from December 31, 1997. These decreases were offset by a $544 million increase in money market deposits. The growth in money market deposits is due to a short-term deposit of approximately $180 million by a financial services customer, a new mortgage escrow deposit from a corporate customer of approximately $125 million and growth in a retail money market deposit product priced similarly to money market mutual funds. The decline in saving deposits is due to the transfer of approximately $175 million of trust savings deposits into non-depository investment products. Competitive pressures from non-bank financial services companies continue to be strong, especially from mutual fund companies and broker-dealers. The decline in consumer time deposits evidences the consumer trend toward higher-yielding, non-insured investment vehicles.

  The following table details the maturity of certificates of deposit of $100,000 or more on December 31, 1998. There were no non-certificate time deposits of $100,000 or more at December 31, 1998.

  Maturity Distribution of Certificates of Deposit in Amounts of $100,000 or
                                     More

                                                                   December 31,
                                                                       1998
                                                                   -------------
                                                                   (In millions)
Within three months...............................................   $  647.6
After three months but within six months..........................      118.9
After six months but within twelve months.........................      372.1
After twelve months...............................................      544.6
                                                                     --------
  Total...........................................................   $1,683.2
                                                                     ========

Short-term Borrowings

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, the Corporation seeks to meet its liquidity needs in the short-term funds markets. The Corporation utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1998.

                             Short-term Borrowings

                                                  Years ended December 31,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
                                                   (Dollars in thousands)
Federal funds purchased:
  End of year outstandings.................... $1,364,149  $1,092,307  $314,570
  Highest month-end balance...................  1,572,750   1,214,465   614,826
  Average balance.............................    726,942     553,226   509,466
  Average interest rate at year end...........       5.00%       6.50%     6.41%
  Weighted average interest rate(1)...........       5.28        5.47      5.28
Repurchase agreements:
  End of year outstandings.................... $  821,645  $  605,161  $218,977
  Highest month-end balance...................    821,645     654,453   350,237
  Average balance.............................    640,498     492,638   253,993
  Average interest rate at year end...........       4.45%       5.06%     5.00%
  Weighted average interest rate(1)...........       4.77        4.95      4.79
Master demand notes of the Corporation:
  End of year outstandings.................... $  319,705  $  335,116  $320,619
  Highest month-end balance...................    325,524     343,907   390,715
  Average balance.............................    308,587     338,602   352,615
  Average interest rate at year end...........       4.65%       4.90%     4.80%
  Weighted average interest rate(1)...........       4.98        4.91      4.86
Other borrowed funds, short-term:
  End of year outstandings.................... $   58,222  $  151,574  $500,858
  Highest month-end balance...................    301,539     675,111   708,906
  Average balance.............................    171,747     560,911   345,632
  Average interest rate at year end...........       3.68%       5.90%     5.58%
  Weighted average interest rate(1)...........       5.06        5.53      5.45

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

  The ratio of liquid assets to total assets at December 31, 1998 was 24.3% compared to 28.7% at December 31, 1997. Liquid assets are defined as vault cash, balances with the Federal Reserve Banks of Richmond and Philadelphia, unencumbered investment securities, money market assets, assets available as collateral for immediate borrowing from the Federal Reserve Banks of Richmond and Philadelphia and assets securitizable within sixty days. Additionally, the Corporation measures liquidity by calculating the ratio of its liquid assets to credit sensitive liabilities. Credit sensitive liabilities are defined as wholesale liabilities where the credit rating of the Corporation would have a significant impact on the Corporation's ability to roll over maturing liabilities. At December 31, 1998, the ratio of liquid assets to credit sensitive liabilities was 154.8% compared to 168.8% at December 31, 1997.

  Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of the Corporation. Dividends from subsidiaries totaled $155.2 million for the year ended December 31, 1998, and included $74 million in special dividends from First Omni. In addition, First Omni returned $22 million of capital to the Corporation through a stock redemption. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. On April 29, 1998, the Corporation paid a dividend of $57 million to its sole common shareholder, AIB. In January 1999 the Corporation's Board of Directors declared a $90 million dividend, payable to AIB in March 1999.

Stockholders' Equity and Capital Adequacy

  The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At December 31, 1998, the Corporation's Tier 1 risk-based capital ratio was 9.38% ($1.4 billion of Tier 1 regulatory capital) and its total risk-based capital ratio was 12.65% ($1.9 billion of total regulatory capital). Tier 1 capital consists primarily of common shareholder's equity and noncumulative preferred instruments less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

  The following table details the Corporation's capital components and ratios at December 31, 1998 and 1997 based upon the requirements of the regulatory agencies. For additional information on regulatory capital see Note 18 of the Notes to Consolidated Financial Statements.

                              Capital Components

                                                          December 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
                                                     (Dollars in thousands)
Preferred stockholders' equity...................... $   144,852  $   144,852
Common stockholder's equity.........................   1,866,475    1,728,005
Guaranteed preferred beneficial interests in junior
 subordinated debentures............................     296,330      295,873
Disallowed intangibles..............................    (893,584)    (956,126)
Net unrealized gains on investment securities
 available for sale.................................     (24,414)     (34,389)
                                                     -----------  -----------
  Tier 1 capital....................................   1,389,659    1,178,215
                                                     -----------  -----------
Qualifying subordinated debt........................     259,815      279,738
Redeemable preferred stock..........................       4,866        6,319
Allowance for credit losses.........................     155,951      164,386
Off balance sheet reserves..........................       4,075          --
Mandatory convertible securities....................      59,995       59,986
                                                     -----------  -----------
  Tier 2 capital....................................     484,702      510,429
                                                     -----------  -----------
Total capital....................................... $ 1,874,361  $ 1,688,644
                                                     ===========  ===========
Risk-adjusted assets................................ $14,816,766  $14,193,737
Average quarterly assets (fourth quarter)........... $17,420,806  $17,174,905
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets............        9.38%        8.30%
    Regulatory minimum..............................        4.00         4.00
  Total capital to risk-adjusted assets.............       12.65        11.90
    Regulatory minimum..............................        8.00         8.00
Leverage ratio......................................        8.41         7.26

Year 2000

  Many computer systems worldwide do not have the capability to recognize the Year 2000. This problem exists because computer software was developed with years designated by their last two digits. Systems developed with this programming will experience problems when the year advances from "99" to "00". These computer systems may misread 2000 as 1900 causing any number of errors and outages. In addition, the Year 2000 is the first leap year ending in "00" since the year 1900. Not all computer programs will recognize that the Year 2000 includes an extra day.

  The Corporation is actively pursuing Year 2000 compliance for all computer systems. A Year 2000 Executive Steering Committee was established to oversee the efforts of many internal groups to ensure that affected systems of the Corporation are able to accurately process date and time sensitive data when the calendar year changes to 2000. These preparations include accounting for the Year 2000 as a leap year. The Corporation is also working with vendors, agencies and customers with whom data is exchanged to monitor their progress on Year 2000 system issues.

  The Corporation began analyzing internal systems and product lines in early 1997. Year 2000 was identified as a high-priority business issue and a formal project plan was put in motion by mid-year 1997. The Corporation has developed an inventory of over 800 products and applications which may be affected by Year 2000 issues. This inventory covers all aspects of the Corporation's business. These products and applications have been assigned a business priority and have been organized into projects for replacement, upgrading, renovation, and certification testing. The Corporation's primary efforts are focused on inventoried items that have been identified as mission critical and important--those applications where any disruption causes critical data to be unreliable, transactions to fail, legal requirements to be missed, or any other potentially serious business issue. The assessment includes hardware, software, telecommunications systems, ATMs, audio response systems, wire transfer systems, automated clearinghouses, electronic data exchange systems and facilities-related systems with embedded microchips (vaults, security and alarm systems, elevators, heating and air conditioning systems).

  The Corporation's Year 2000 strategy consists of three approaches; renovate, upgrade or replace. Approximately 25% of the Corporation's noncompliant systems will be made Year 2000 compliant through renovation. The renovation of these systems is substantially complete. The remaining noncompliant systems will be made Year 2000 compliant through upgrade and replacement. The Corporation has completed the replacement of major systems in order to upgrade its technology platforms to its strategic target environment. In the process, the Corporation replaced a significant portion of its software with Year 2000 compliant products. It is difficult to separate the costs associated with system replacement and upgrades due to target environment strategies from those associated with Year 2000 compliance. Direct expenses related to systems upgrades and Year 2000 compliance total $14.6 million to date and are anticipated to be approximately $18.4 million through December 31, 1999. Capital expenditures related to system upgrades are anticipated to be approximately $39 million.

  Direct expenses related to Year 2000 and system conversions were $9.3 million for the year ended December 31, 1998. In addition, funds expended to date on capital projects associated with systems upgrades and Year 2000 compliance totaled $33.1 million through December 31, 1998. Depreciation expense on these projects for the year ended December 31, 1998 was $113 thousand.

  Project management software is being used to monitor the progress of Year 2000 integration. This software enables the Year 2000 Executive Steering Committee to monitor company-wide efforts and to track critical Year 2000 milestones. Many of the Corporation's systems are already Year 2000 compliant. Others are targeted for compliance in the first quarter of 1999. Bankwide systems will be certified as Year 2000 compliant with testing which will occur through June 1999. The Corporation's target dates are consistent with Federal Financial Institution Examination Council guidelines.

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

  The Corporation's existing contingency procedures will serve as the basis for managing the Year 2000 transition. Extensive mission critical business resumption contingency plans are in place and updated as necessary. Uninterrupted power supply units are installed in key locations to ensure ongoing operations. The Corporation expects to have specific Year 2000 business resumption contingency plans for mission critical systems in place by June 30, 1999.

  In the opinion of management, the most likely worst case scenario that may occur as a result of Year 2000 issues is the interruption of business due to the inability of third party suppliers to provide heat, power, light or telephone service to the Corporation's retail branch network. This would result in the temporary closure of branches. While this scenario is highly unlikely, it is beyond the control of the Corporation because it is not practical for the Corporation to install uninterrupted power supplies in each of its branches. However, the business resumption contingency plans outline manual work-around procedures should a situation like this occur.

Recent Accounting Pronouncements

  The impact of recently issued accounting pronouncements is detailed in Note 2 of the Notes to Consolidated Financial Statements of the Corporation.

Results of Operations--1997 Compared to 1996

  Consolidated net income for 1997 totaled $151.2 million compared with $132.3 million in 1996. Net income in 1997 included a $17.4 million after-tax gain on ($28.2 million pretax) on the sale of credit card loans and merger related expenses of $12.5 million after-tax ($20 million pretax).

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

  The Corporation's noninterest income for the year ended December 31, 1997 was $326.1 million, a $109.2 million increase (50.4%) over noninterest income for the year ended December 31, 1996. Noninterest income in 1997 benefited from a gain on the sale of credit card loans ($28.2 million) and DDC noninterest income of $59.8 million. Excluding DDC, the credit card gain and securities gains, total fees and other income increased $20.9 million (9.6%) when compared to 1996. Service charges on deposit accounts increased $8.0 million (9.9%), due to an increase in corporate deposit service charges ($1.3 million), retail deposit service charges ($2.3 million) and ATM surcharge revenue ($4.4 million). Trust and investment advisory fees increased $6.8 million (23.8%). Mortgage banking income decreased $5.0 million (16.6%). Mortgage banking income in 1996 included $9.4 million in bulk servicing gains resulting from the Corporation's decision to exit the mortgage servicing business. Servicing income increased $383 thousand (1.5%). The additional servicing income resulting from an increase in average securitized credit card loans was offset by an increase in credit losses on securitized loans. Credit card income increased $1.4 million (13.9%) due to an increase in merchant credit card income. Securities sales and fees increased $1.1 million (22.1%) and trading income increased $2.3 million (47.1%). Other income increased $5.7 million (24.7%) primarily due to the recognition of a $6.1 million gain on the sale of an investment in an ATM and point of sale network.

  The Corporation's noninterest expenses for the year ended December 31, 1997 were $554.4 million, a $147.5 million (36.3%) increase over noninterest expenses for the year ended December 31, 1996. Noninterest expenses in 1997 included $20.0 million in merger related expenses and an additional $125.9 million of expenses in all categories as a result of the DDC acquisition, including $25.6 million in intangible asset amortization expense. Excluding DDC, merger related expenses, and intangible amortization expense, total operating expenses increased $1.2 million (0.3%) when compared to 1996. Salaries and other personnel costs increased $10.4 million (4.6%) primarily due to a higher level of incentive compensation in 1997 due to improved performance. Occupancy costs decreased $1.3 million (4.1%) primarily due to nonrecurring expenses related to branch closings which were recorded in 1996. Advertising expense decreased $1.7 million (10.8%) due to a reduction in marketing costs related to the credit card business. Professional service fees decreased $1.6 million primarily because of lower consulting fees in 1997. Merger related consulting fees have been included in merger related expenses. Regulatory insurance and fees decreased $1.0 million due to lower FDIC assessments in 1997.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

  Measurement of the Corporation's sensitivity to changing interest rates is accomplished primarily through a simulation model. The Corporation identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). The Corporation's PML model is commonly known as a Value at Risk ("VAR") model. The essence of the PML or VAR approach is to calculate the potential financial impact of probability-derived, worst-case, immediate and sustained changes in interest rates. Measuring risk and establishing the probable worst-case is a statistical technique. The statistical concept used to measure risk is volatility as measured by the standard deviation of interest rate or price movements. The standard deviation is determined by regression analysis of historical price and rate movements. The greater the standard deviation, the higher the measured risk. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to
2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. These changes in interest rates for each point on the yield curve are input into the Corporation's simulation model to determine the PML. Sensitivity to rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

Equity at Risk

  Equity at risk measures the loss in the value of the current balance sheet as a result of an immediate, adverse and sustained movement in interest rates. The fundamental premises of the technique are twofold: (1) the value of a fixed rate asset or liability will vary with a change in interest rates; and
(2) the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates. In the equity at risk simulation, the present value of all assets and liabilities is determined under both the current interest rate scenario and the PML scenario. The difference in the present value of the Corporation under these two scenarios is deemed to be the Corporation's equity at risk exposure. At December 31, 1998, the Corporation's equity at risk was in compliance with a policy limit of no more than $45 million.

  The average, high and low equity at risk exposure for the years ended December 31, 1998 and 1997 are detailed in the following table:

                                                                  Years ended
                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
Average equity at risk......................................... $28,679 $32,259
Highest equity at risk.........................................  36,990  40,000
Lowest equity at risk..........................................  10,715  16,210

  No material change occurred in equity at risk for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Earnings at Risk

  The PML impact on future income is known as earnings at risk. Earnings at risk is expressed as a percentage of current year budgeted net income before tax ("NIBT"). The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one-year time frame is the earnings impact. The Corporation's current policy is to limit earnings at risk to 10% of budgeted current NIBT assuming the same PML interest rate shock methodology employed to calculate the Corporation's equity at risk exposure. At December 31, 1998, the Corporation's earnings at risk was in compliance with the 1998 policy limit of $33.5 million.

  The average, high and low earnings at risk exposure for the years ended December 31, 1998 and 1997 are detailed in the table below:

                                                                  Years ended
                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
Average earnings at risk....................................... $ 6,428 $ 5,186
Highest earnings at risk.......................................  11,128   8,601
Lowest earnings at risk........................................   1,474     502

  No material change occurred in earnings at risk for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Fixed Income and Derivative Trading Risk Management

  The Corporation maintains active securities and derivative trading positions resulting from activity generated for corporate customers as well as the Corporation's own trading account. The Corporation utilizes a variance-covariance VAR measurement system for the determination of market risk. VAR provides a single number summary of the largest amount the Corporation is likely to lose over a specified time period from adverse changes in prices or rates. Risk is calculated as the PML in fair value over a one-month period that would arise from a worst-case movement in market rates. The worst-case is based on a historical observation of price/yield volatility over a period of years. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. Possible limitations of VAR models are that past movements in rates may not be indicative of future market conditions regardless of the historical time period of observation and changes in market rates may not display a normal distribution which the models assume. At December 31, 1998 aggregate fixed income and derivative trading VAR was in compliance with a policy limit of $2.5 million.

  The average, high and low fixed income and derivative trading VAR for the years ended December 31, 1998 and 1997 are detailed in the following table:

                                                                 Years ended
                                                                December 31,
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
                                                               (in thousands)
Average fixed income and derivative trading value at risk..... $   253 $   227
Highest fixed income and derivative trading value at risk.....     897     533
Lowest fixed income and derivative trading value at risk......       1       1

  No material change occurred in the risk profile of fixed income and derivative trading for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Foreign Exchange Risk Management

  The Corporation maintains active foreign exchange trading positions to service the needs of its corporate and retail customers as well as for its own trading account. Foreign exchange market risk is the potential loss arising from an adverse shift in exchange rates and is calculated based on historical movements and the probability of occurrence. Foreign exchange market risk is calculated using Monte Carlo simulations with 1,000 iterations. The amount of risk implied is the tenth worst observation resulting in a 99% confidence that actual losses will not exceed this amount. At December 31, 1998, the value at risk of the Corporation's aggregate foreign exchange position was in compliance with a policy limit of $2.25 million.

  The average, high and low value at risk of the Corporation's aggregate foreign exchange position for the years ended December 1998 and 1997 are detailed below:

                                                                 Years ended
                                                                December 31,
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
                                                               (in thousands)
Average aggregate foreign exchange position value at risk..... $ 1,103 $ 1,029
Highest aggregate foreign exchange position value at risk.....   2,111   3,781
Lowest aggregate foreign exchange position value at risk......     115      84

  No material change occurred in the risk profile of foreign exchange positions for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Item 8. Financial Statements and Supplementary Data

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Years ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------- -------- --------
                                                         (In thousands)
Interest Income
Interest and fees on loans........................ $ 795,127 $675,450 $521,643
Interest and dividends on investment securities:
  Taxable.........................................   222,627  209,393  166,117
  Tax-exempt......................................    21,626   13,058    6,341
  Dividends.......................................     9,992    5,684    1,683
Interest on loans held-for-sale...................    17,781   19,987    9,390
Other interest income.............................     9,253   17,926   13,855
                                                   --------- -------- --------
    Total interest and dividend income............ 1,076,406  941,498  719,029
                                                   --------- -------- --------
Interest Expense
Interest on deposits..............................   390,280  297,644  205,169
Interest on Federal funds purchased and other
 short-term borrowings............................    94,259  103,722   76,428
Interest on long-term debt........................    49,639   44,388   33,776
                                                   --------- -------- --------
    Total interest expense........................   534,178  445,754  315,373
                                                   --------- -------- --------
Net interest income...............................   542,228  495,744  403,656
Provision for credit losses (note 5)..............    34,297   32,017    6,500
                                                   --------- -------- --------
Net interest income after provision for credit
 losses...........................................   507,931  463,727  397,156
                                                   --------- -------- --------
Noninterest Income
Service charges on deposit accounts...............   107,795   95,903   80,659
Trust and investment advisory fees................    71,221   45,867   28,658
Mortgage banking income...........................    30,736   48,819   29,966
Security sales and fees...........................    24,343   12,553    5,171
Credit card income................................    23,446   18,546    9,949
Servicing income..................................     6,056   26,509   26,126
Other income......................................    65,749   49,310   36,260
                                                   --------- -------- --------
    Total fees and other income...................   329,346  297,507  216,789
Securities gains, net (note 4)....................    60,759      456      103
Gain on sale of credit card loans.................    60,000   28,155      --
                                                   --------- -------- --------
    Total noninterest income......................   450,105  326,118  216,892
                                                   --------- -------- --------
Noninterest Expenses
Salaries and other personnel costs (notes 13 and
 14)..............................................   311,030  292,497  226,633
Equipment costs (note 6)..........................    42,882   40,757   32,019
Occupancy costs (note 6)..........................    37,974   36,976   32,899
Other operating expenses (note 15)................   167,957  129,358  106,668
                                                   --------- -------- --------
    Total operating expenses......................   559,843  499,588  398,219
Intangible assets amortization expense............    55,603   34,768    8,642
Merger related expenses (note 16).................       --    20,000      --
                                                   --------- -------- --------
    Total noninterest expenses....................   615,446  554,356  406,861
                                                   --------- -------- --------
Income before income taxes........................   342,590  235,489  207,187
Income tax expense (note 17)......................   124,467   84,301   74,850
                                                   --------- -------- --------
Net income........................................ $ 218,123 $151,188 $132,337
                                                   ========= ======== ========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                          (in thousands,
                                                     except per share amounts)
Assets
Cash and due from banks............................  $  1,206,178  $  1,078,009
Interest bearing deposits in other banks...........         1,478         1,656
Trading account securities.........................        42,528        39,539
Federal funds sold and securities purchased under
 resale agreements.................................       130,916        51,130
Investment securities available-for-sale (note 4)..     4,815,087     4,444,107
Loans held-for-sale................................        84,254       482,153
Loans, net of unearned income of $189,152 in 1998
 and $192,569 in 1997:
  Commercial.......................................     3,452,416     2,868,728
  Commercial real estate...........................     2,305,639     2,256,895
  Residential mortgage.............................       827,103       987,751
  Retail...........................................     2,739,984     2,567,166
  Credit card......................................        15,234       146,497
  Commercial leases receivable.....................       540,395       469,217
  Retail leases receivable.........................       318,582       305,004
  Foreign..........................................       365,067       482,328
                                                     ------------  ------------
    Total loans, net of unearned income............    10,564,420    10,083,586
Allowance for credit losses (note 5)...............      (157,351)     (168,186)
                                                     ------------  ------------
    Loans, net.....................................    10,407,069     9,915,400
                                                     ------------  ------------
Premises and equipment (note 6)....................       203,903       170,863
Due from customers on acceptances..................        12,253        11,810
Intangible assets (note 7).........................       893,584       967,433
Other assets.......................................       497,670       630,293
                                                     ------------  ------------
      Total assets.................................  $ 18,294,920  $ 17,792,393
                                                     ============  ============
Liabilities and Stockholders' Equity
Domestic deposits:
  Noninterest bearing deposits.....................  $  3,276,589  $  2,957,888
  Interest bearing deposits........................     8,623,861     9,274,034
Interest bearing deposits in foreign banking
 office............................................       356,601       232,234
                                                     ------------  ------------
    Total deposits.................................    12,257,051    12,464,156
Federal funds purchased and securities sold under
 repurchase agreements (note 8)....................     2,185,794     1,697,468
Other borrowed funds, short-term (note 9)..........       377,927       486,690
Bank acceptances outstanding.......................        12,253        11,810
Accrued taxes and other liabilities (note 17)......       586,137       545,672
Long-term debt (note 10)...........................       856,320       705,843
                                                     ------------  ------------
      Total liabilities............................    16,275,482    15,911,639
                                                     ------------  ------------
4.50% Cumulative, Redeemable Preferred Stock, $5
 par value per share, $100 liquidation preference
 per share; authorized and issued 90,000 shares
 (note 11).........................................         8,111         7,897
                                                     ------------  ------------
Commitments and contingent liabilities (notes 6, 20
 and 23)
Stockholders' equity:
  7.875% Noncumulative Preferred Stock, Series A,
   $5 par value per share, $25 Liquidation
   preference per share; authorized 8,910,000
   shares; issued 6,000,000 shares (note 11).......        30,000        30,000
  Common stock, $1/7 par value per share;
   authorized 1,200,000,000 shares; issued
   597,796,495 shares..............................        85,395        85,395
  Capital surplus..................................       701,988       701,988
  Retained earnings................................     1,170,565     1,021,880
  Accumulated other comprehensive income (note
   12).............................................        23,379        33,594
                                                     ------------  ------------
    Total stockholders' equity.....................     2,011,327     1,872,857
                                                     ------------  ------------
      Total liabilities, redeemable preferred stock
       and stockholders' equity....................  $ 18,294,920  $ 17,792,393
                                                     ============  ============

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                                                        Other
                                                       Compre-
                          Preferred Common  Capital    hensive    Retained
                            Stock    Stock  Surplus    Income     Earnings     Total
                          --------- ------- -------- ----------- ----------  ----------
                                                 (in thousands)
Balance on December 31,
 1995...................   $30,000  $84,926 $198,176  $ 23,580   $  846,892  $1,183,574
Net income..............                                            132,337     132,337
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --       (216)         --         (216)
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment
  (Note 12).............       --       --       --    (16,082)         --      (16,082)
                                                                             ----------
 Other comprehensive
  income................                                                        (16,298)
                                                                             ----------
  Comprehensive income..       --       --       --        --           --      116,039
                                                                             ----------
Accretion of redeemable
 preferred stock........                                   --           (93)        (93)
Dividends declared on
 common stock...........       --       --       --        --       (40,000)    (40,000)
Dividends declared on
 preferred stock........       --       --       --        --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --        --          (203)       (203)
                           -------  ------- --------  --------   ----------  ----------
Balance on December 31,
 1996...................    30,000   84,926  198,176     7,282      927,113   1,247,497
Net income..............       --       --       --        --       151,188     151,188
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --        255          --          255
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment (Note 12)..       --       --       --     26,057          --       26,057
                                                                             ----------
 Other comprehensive
  income................                                   --           --       26,312
                                                                             ----------
  Comprehensive income..       --       --       --        --           --      177,500
                                                                             ----------
Issuance of Common
 Stock..................                469  503,812       --           --      504,281
Accretion of redeemable
 preferred stock........       --       --       --        --          (196)       (196)
Dividends declared on
 common stock...........       --       --       --        --       (44,000)    (44,000)
Dividends declared on
 preferred stock........       --       --       --        --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --        --          (405)       (405)
                           -------  ------- --------  --------   ----------  ----------
Balance on December 31,
 1997...................    30,000   85,395  701,988    33,594    1,021,880   1,872,857
Net income..............       --       --       --        --       218,123     218,123
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --       (240)         --         (240)
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment (Note 12)..       --       --       --     (9,975)         --       (9,975)
                                                                             ----------
 Other comprehensive
  income................                                                        (10,215)
                                                                             ----------
  Comprehensive income..       --       --       --                     --      207,908
                                                                             ----------
Accretion of redeemable
 preferred stock........       --       --       --        --          (213)       (213)
Dividends declared on
 common stock...........       --       --       --        --       (57,000)    (57,000)
Dividends declared on
 preferred stock........       --       --       --        --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --        --          (405)       (405)
                           -------  ------- --------  --------   ----------  ----------
Balance on December 31,
 1998...................   $30,000  $85,395 $701,988  $ 23,379   $1,170,565  $2,011,327
                           =======  ======= ========  ========   ==========  ==========

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                          --------------------------------------
                                             1998         1997          1996
                                          -----------  -----------  ------------
                                                     (in thousands)
Operating Activities
Net income..............................  $   218,123  $   151,188  $    132,337
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Provision for credit losses............       34,297       32,017         6,500
 Provision for other real estate
  losses................................          387          221            77
 Amortization of intangibles............       55,603       34,768         8,642
 Depreciation and amortization..........       29,347       32,416        27,760
 Deferred income tax expense............       67,820       64,585        48,633
 Net (gain) loss on the sale of assets..     (121,731)     (29,192)          177
 Net decrease (increase) in loans
  originated for sale...................      342,965      (79,927)      (22,358)
 Net (increase) decrease in trading
  account securities....................       (2,989)     (20,180)          326
 Net decrease in accrued interest
  receivable............................        4,908        2,683        16,838
 Net (decrease) increase in accrued
  interest payable......................      (19,864)      16,454       (22,935)
 Other, net.............................      (94,364)    (109,887)      (33,961)
                                          -----------  -----------  ------------
 Net cash provided by operating
  activities............................      514,502       95,146       162,036
                                          -----------  -----------  ------------
Investing Activities
Proceeds from sales of investment
 securities available-for-sale(1).......    3,605,263    2,480,951     1,170,054
Proceeds from paydowns and maturities of
 investment securities available-for-
 sale...................................      865,772      857,890    15,690,565
Purchases of investment securities
 available-for-sale.....................   (4,554,015)  (2,996,164)  (16,198,470)
Net (increase) decrease in short-term
 investments............................      (79,786)      46,569       269,874
Net disbursements from lending
 activities of banking subsidiaries.....     (626,440)    (427,611)     (679,731)
Principal collected on loans of nonbank
 subsidiaries...........................       39,427       58,244        40,600
Loans originated by nonbank
 subsidiaries...........................      (30,071)     (68,986)      (57,474)
Principal payments received under
 leases.................................        4,578        3,889         3,566
Purchases of assets to be leased........       (3,855)      (3,192)      (17,192)
Proceeds from the sale of other real
 estate.................................       10,059       10,207         3,120
Purchases of premises and equipment.....      (72,475)     (33,083)      (24,337)
Proceeds from the sale of premises and
 equipment..............................        6,225          --            --
Proceeds from the sale of credit card
 loans..................................      197,369      366,694       337,716
Acquisitions............................          --      (874,261)      (88,289)
Other, net..............................       (1,795)      84,854         1,192
                                          -----------  -----------  ------------
 Net cash (used for) provided by
  investing activities..................     (639,744)    (493,999)      451,194
                                          -----------  -----------  ------------
Financing Activities
Net (decrease) increase in deposits.....     (207,105)     778,741        28,250
Net increase (decrease) in short-term
 borrowings.............................      379,563     (411,499)     (405,452)
Proceeds from the issuance of long-term
 debt...................................      200,000      196,951           --
Principal payments on long-term debt....          --       (20,033)      (10,000)
Proceeds from the issuance of medium-
 term bank notes........................          --           --         50,000
Payments on medium-term bank notes......      (50,000)         --       (325,000)
Proceeds from the issuance of guaranteed
 preferred beneficial interests in
 junior subordinated debentures.........          --       148,317       145,801
Cash dividends paid.....................      (69,225)     (56,225)      (52,023)
                                          -----------  -----------  ------------
 Net cash provided by (used for)
  financing activities..................      253,233      636,252      (568,424)
                                          -----------  -----------  ------------
Increase in cash and cash equivalents...      127,991      237,399        44,806
Cash and cash equivalents at January
 1,.....................................    1,079,665      842,266       797,460
                                          -----------  -----------  ------------
Cash and cash equivalents at December
 31,....................................  $ 1,207,656  $ 1,079,665  $    842,266
                                          ===========  ===========  ============
Supplemental Disclosures
Interest payments.......................  $   554,041  $   403,948  $    329,677
Income tax payments.....................       31,952       38,603        21,142
Noncash Investing And Financing
 Activities
Common stock issued to AIB in connection
 with purchase acquisition..............          --       504,281           --
Loan charge-offs........................       44,238       46,688        45,478
Transfers to other real estate and other
 assets owned...........................       30,442        9,936         3,074

--------
(1) Includes $213 million in proceeds from 1997 investment securities sales which did not settle until 1998.

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  First Maryland Bancorp and subsidiaries (the "Corporation") is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, FMB Bank and First Omni Bank, N. A. ( the "Banks"). Other subsidiaries of the Corporation are primarily engaged in consumer banking, construction lending, equipment, consumer, and commercial financing and investment advisory services. The Corporation is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

1. Summary of Significant Accounting Policies

  The accounting and reporting policies of the Corporation conform to generally accepted accounting principles. The following is a description of the more significant of these policies:

  Basis of Presentation--The consolidated financial statements include the accounts of First Maryland Bancorp and all of its subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

  Use of Estimates--In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses.

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

  Trading Account Securities--Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value of trading account securities and trading gains and losses are reported in other noninterest income.

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

  Amortization and accretion of discounts and premiums associated with securities classified as available-for-sale are computed on the level yield method. Realized gains and losses, and declines in value judged to be other-

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
than-temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

  Loans Held-For-Sale--Loans held-for-sale are stated at the lower of aggregate cost or fair value.

  Loans--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses. The net asset amounts for leased equipment also reflect related estimated residual values to the extent such amounts are taken into income as yield adjustments over the lives of the related leases. Discounts on loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees greater than $15 thousand are recognized as income over the commitment and loan periods, respectively. Commercial, commercial real estate and residential mortgage loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or (3) there has been significant deterioration in the financial position of the borrower. Retail loans are generally charged-off prior to payments of principal or interest becoming more than 150 days delinquent. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for credit losses through changes in the provision for credit losses. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the shortfall, if the ultimate collectibility of all amounts due is expected. The Corporation defines "minimum delay" as past due less than 90 days.

  Allowance for Credit Losses--The allowance for credit losses ("allowance") is maintained to absorb all estimated losses in the loan and lease portfolio by direct charges against income in the form of provisions for credit losses. The allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged-off. The allowance is also increased by the allowance attributable to loans acquired and is reduced by the allowance attributable to loans sold, including securitizations of loans.

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

  Intangible Assets--Intangible assets are primarily goodwill, or the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Goodwill is amortized

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
on a straight-line basis over periods ranging from 15 to 25 years. Core deposit intangibles are amortized using an accelerated method over a period of up to 10 years, while other intangible assets are amortized on a straight line basis over terms of up to 10 years. Management evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and identifiable intangible assets. Impairment is measured using estimates of the future earnings potential of the entity or assets acquired.

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

  Other Real Estate and Assets Owned--Other real estate and other assets owned represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets owned, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any writedowns at the date of acquisition are charged to the allowance for credit losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. If there is an improvement in fair value, the valuation allowance is reduced, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income. Expenses incurred in maintaining assets are included in other operating expenses.

  Other Nonperforming Assets--Other nonperforming assets include maritime loans where the Corporation is exposed to a higher than normal risk of loss from a decrease in the value of the loan's collateral due to high loan to value ratios. These loans are valued based on the estimated cash flows from the shipping vessel's operations using current shipping rates, as well as independent valuations. In addition, other nonperforming assets includes an interest in a commercial aircraft resulting from a lessee default on a commercial lease in which the Corporation was a participant. This asset is carried at fair value.

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

  Derivative Financial Instruments--The Corporation enters into risk management instruments to adjust the interest rate sensitivity of select interest earning assets and interest bearing liabilities and to hedge the risk of future fluctuations in interest rates. The Corporation accounts for these instruments on an accrual basis when the following conditions are met: (1) the specific assets or liabilities to be hedged expose the Corporation to interest rate risk; (2) the financial instruments manage the interest rate risk exposure; (3) the financial instruments are designated to specific groups of assets or liabilities; and (4) at inception and throughout the terms of the financial instruments, there is a high correlation between the indices of the financial instruments and the indices of the

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
designated assets and liabilities. Changes in the fair value of risk management instruments are not included in the financial statements. Interest income (expense) is adjusted on an accrual basis for the impact of payments to be made or received on these instruments in the category of the underlying hedged asset (liability). In addition, premiums related to the purchase of options are deferred and amortized as an adjustment to interest income or expense as determined by the nature of the underlying asset (liability). Gains or losses from the early termination of instruments are deferred and amortized into interest income (expense) over the shorter of the life of the underlying hedged asset (liability) or the remaining life of the instrument. Financial instruments that fail to meet the conditions noted above are considered trading instruments.

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

  Cash Flow--For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

  Stock Based Compensation--Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation", which became effective January 1, 1996, established financial accounting and reporting rules for stock based compensation plans. Those plans include all arrangements by which employees and directors receive shares of stock or other equity instruments of the Corporation, or the Corporation incurs liabilities to employees or directors based on the price of the Corporation's stock. Because the Corporation is a wholly owed subsidiary of AIB, the provisions of SFAS 123 also apply to compensation plans by which employees and directors receive shares of stock or other equity instruments of AIB. SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 also allows an entity to continue to measure stock based compensation using the intrinsic value method of Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to retain the accounting prescribed in APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123 had been applied. The Corporation retained the provisions of APB 25 for expense recognition purposes. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation's stock options equals the market value of the underlying stock on the grant date.

2. Recent Accounting Pronouncements

  In March, 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. This statement requires the capitalization of certain costs to develop or obtain software, which result in additional functionality. Direct costs of materials and services consumed (including internal payroll and payroll-related costs) during the application development stage should be capitalized and amortized

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
over the software's useful life. Cost of internal and external training and maintenance should be expensed as incurred. The adoption of SOP 98-1 is not expected to have a material impact on the Corporation's financial position or results of operations.

  In June 1998, SFAS 133 was issued and is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The impact of the adoption of SFAS 133 has not been determined.

3. Acquisition of Dauphin Deposit Corporation

  On July 8, 1997, the Corporation and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC") which was merged into the Corporation. Under terms of the Merger Agreement ("Agreement"), holders of approximately 86% of the outstanding DDC common stock received AIB American Depository Shares ("ADSs") at an exchange ratio of one AIB ADS for each share of DDC common stock. Each AIB ADS represents six IR 25p ordinary shares of AIB. The remaining DDC shareholders received $43.00 per share in cash for their DDC common stock. The AIB ADSs were valued at $43.00 per ADS which is the value of an ADS on the date the exchange ratio was established in accordance with the terms of the Agreement and United States generally accepted accounting principles ("U.S. GAAP"). The aggregate value of the consideration paid to DDC shareholders under U.S. GAAP was $1.366 billion which was funded by cash and the issuance of $504.3 million in common stock to AIB as reported in the Consolidated Statements of Changes in Stockholders' Equity.

  On the date of acquisition, DDC had total assets of $7.0 billion and total deposits of $4.2 billion. This acquisition was accounted for as a purchase business combination and the results of operations have been included with the Corporation's results of operations since July 1, 1997. The Corporation recorded $942 thousand in imputed interest on the consideration used to acquire DDC for the period of July 1, 1997 to July 8, 1997. As a result of the acquisition, the Corporation recorded $901.6 million in intangible assets which included $825.1 million in goodwill and a core deposit intangible of $69.9 million. Goodwill is amortized on a straight line basis over 25 years. The core deposit intangible is amortized under an accelerated method over 10 years.

  The Corporation included a $44.0 million restructuring liability as a component of goodwill. This liability included $16.1 million for change in control agreements, $10.9 million in severance and bonus accruals associated with the elimination of approximately 500 full time equivalent positions, $10.1 million in costs associated with owned and leased facilities that have been vacated and furniture, equipment, software and leasehold improvements that have been abandoned or sold as a result of business or process changes, $5.4 million

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
for contract terminations, and $1.5 million for other miscellaneous liabilities. The following table reflects a summary of activity with respect to the DDC restructuring reserve at December 31, 1998 and 1997.

                                                                 Years Ended
                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
                                                                (in millions)
   Balance at beginning of year...............................  $ 25.0  $  --
   Liability established as part of the acquisition cost allo-
    cation....................................................     --     44.0
   Cash outlays...............................................   (10.1)  (19.0)
                                                                ------  ------
   Balance at end of year.....................................  $ 14.9  $ 25.0
                                                                ======  ======

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

                                                                 December 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (in thousands)
   Net interest income........................................ $575,097 $534,940
   Noninterest income.........................................  379,679  310,795
   Net income.................................................  147,538  129,609

4. Investment Securities

  The amortized cost and fair values of available-for-sale securities at December 31, 1998 are as follows:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
   U.S. Treasury and U.S. Govern-
    ment agencies.................  $  253,728  $ 2,758    $  (268)  $  256,218
   Mortgage-backed obligations....   2,586,365   18,735     (2,528)   2,602,572
   Collateralized mortgage obliga-
    tions.........................     736,795    3,849     (1,822)     738,822
   Asset-backed securities........     489,328    4,046       (347)     493,027
   Obligations of states and po-
    litical subdivisions..........     445,354   12,878       (352)     457,880
   Other debt securities..........      84,655      --         --        84,655
   Equity securities..............     179,595    3,830     (1,512)     181,913
                                    ----------  -------    -------   ----------
     Total........................  $4,775,820  $46,096    $(6,829)  $4,815,087
                                    ==========  =======    =======   ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The amortized cost and fair values of available-for-sale securities at December 31, 1997 are as follows:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                                  (in thousands)
   U.S. Treasury and U.S. Govern-
    ment agencies.................  $  853,657  $ 8,521    $    (3)  $  862,175
   Mortgage-backed obligations....   1,630,880   24,500       (145)   1,655,235
   Collateralized mortgage obliga-
    tions.........................     969,550    8,093       (897)     976,746
   Asset-backed securities........     304,638    4,743        (43)     309,338
   Obligations of states and po-
    litical subdivisions..........     426,938    8,331        (46)     435,223
   Other debt securities..........      60,768      --         --        60,768
   Equity securities..............     143,304    2,194       (876)     144,622
                                    ----------  -------    -------   ----------
     Total........................  $4,389,735  $56,382    $(2,010)  $4,444,107
                                    ==========  =======    =======   ==========

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1998 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 1998
                                                          ---------------------
                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                             (In thousands)
   Due in one year or less............................... $  147,537 $  147,605
   Due after one year through five years.................    351,568    358,277
   Due after five years through ten years................     77,472     80,222
   Due after ten years...................................    207,160    212,649
   Mortgage-backed and asset backed securities(1)........  3,812,488  3,834,421
                                                          ---------- ----------
     Total............................................... $4,596,225 $4,633,174
                                                          ========== ==========

--------
(1) Includes mortgage-backed obligations, collateralized mortgage obligations and asset backed securities.

  Proceeds from the sale of investment securities available-for-sale were $3.6 billion, $2.5 billion and $1.2 billion during 1998, 1997, and 1996 respectively. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (in thousands)
   Gross gains.................................... $ 60,973  $  5,212  $  3,555
   Gross losses...................................     (214)   (4,756)   (3,452)
                                                   --------  --------  --------
     Total........................................ $ 60,759  $    456  $    103
                                                   ========  ========  ========

  Investment securities with a book value of $2.4 billion at December 31, 1998 and $1.9 billion at December 31, 1997 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes required by law.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

5. Impaired Loans and Allowance for Credit Losses

  Impaired loans include commercial, commercial real estate and foreign loans. Impaired loans do not include certain groups of smaller, homogenous loans such as residential mortgages, retail loans and credit card loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. Reserves for possible future credit losses related to impaired loans are included in the allowance for credit losses. Charge-offs on impaired loans are recorded when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with the Corporation's method of interest recognition on nonaccrual loans.

  In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. At December 31, 1998, total nonaccrual loans exceeded total impaired loans by $25.2 million. Nonaccrual loans that did not meet the definition of an impaired loan included nonaccrual residential mortgage loans of $22.4 million and a $2.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements.

  At December 31, 1998 and 1997 the recorded investment in loans that were considered impaired was $34.1 million and $31.7 million, respectively. All impaired loans are included in nonperforming assets. Management does not individually evaluate certain smaller balance homogeneous loans for impairment. Included in the 1998 and 1997 amounts were $20.3 million and $15.9 million, respectively, of impaired loans for which the related allowance for credit losses was $6.7 million and $7.3 million, respectively. At December 31, 1998 and 1997 impaired loans that did not have a valuation allowance amounted to $13.8 million and $15.8 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was approximately $40.2 million, $34.1 million and $27.6 million, respectively. Interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. For the years ended December 31, 1998, 1997 and 1996, the Corporation recognized interest income on impaired loans of $988 thousand, $1.7 million and $201 thousand, respectively.

  At December 31, 1998, the majority of the impaired loans were measured using observable market prices or the fair value of the loan's collateral. The valuation allowances for impaired loans and the activity related to impaired loans is included in the allowance for credit losses.

  The provision for credit losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that all uncollectible amounts have been charged-off and that the allowance is adequate to cover all losses inherent in the portfolio at December 31, 1998. A summary of the activity in the allowance for the three years ended December 31, 1998 follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (in thousands)
   Balance at beginning of year................. $168,186  $154,802  $177,621
   Provision charged to operating expenses......   34,297    32,017     6,500
   Less charge-offs, net of recoveries of
    $7,441, $6,671, and $7,179..................  (36,797)  (40,017)  (38,299)
   Allowance on loans of acquired banks.........      --     42,884    10,642
   Allowance attributable to loans sold.........   (6,850)  (21,500)      --
   Transfer of allowance to reserve for off-
    balance sheet liability.....................   (1,485)      --     (1,662)
                                                 --------  --------  --------
   Balance at end of year....................... $157,351  $168,186  $154,802
                                                 ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

6. Premises and Equipment

  Components of premises and equipment at December 31, 1998 and 1997 are as follows:

                                   December 31, 1998              December 31, 1997
                             ------------------------------ ------------------------------
                                      Accumulated                    Accumulated
                                      Depreciation                   Depreciation
                                          And                            And
                               Cost   Amortization   Net      Cost   Amortization   Net
                             -------- ------------ -------- -------- ------------ --------
                                                    (in thousands)
   Land....................  $ 22,102   $    --    $ 22,102 $ 20,026   $    --    $ 20,026
   Buildings and land
    Improvements...........    84,727     21,840     62,887   86,951     23,607     63,344
   Leasehold improvements..    49,598     25,198     24,400   46,121     24,367     21,754
   Furniture and
    equipment..............    76,029     47,103     28,926   75,783     46,926     28,857
   Computer hardware and
    software...............   143,294     77,706     65,588  104,300     67,418     36,882
                             --------   --------   -------- --------   --------   --------
     Total.................  $375,750   $171,847   $203,903 $333,181   $162,318   $170,863
                             ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $27.6 million in 1998, $27.9 million in 1997, and $23.2 million in 1996.

 Lease Commitments

  The Corporation occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $19.8 million in 1998, $20.1 million in 1997, and $17.2 million in 1996. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $4.5 million in 1998, $4.3 million in 1997, and $2.4 million in 1996. Aggregate minimum annual noncancellable long-term lease commitments, net of subleases, total approximately $21.0 million in 1999, $18.9 million in 2000, $16.7 million in 2001, $14.1 million in 2002, $12.4 million in 2003 and $54.5 million thereafter.

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which the Corporation may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1998.

7. Intangible Assets

  Intangible assets at December 31, 1998 and 1997 included the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
   Goodwill.................................................. $840,487 $885,411
   Core deposit intangible...................................   44,522   60,616
   Premium on credit card loans..............................      --    11,307
   Other premiums on deposits................................    4,904    5,810
   Employment contracts......................................    2,476    3,184
   Other.....................................................    1,195    1,105
                                                              -------- --------
     Total................................................... $893,584 $967,433
                                                              ======== ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

8. Funds Sold and Purchased and Repurchase Agreements

  Federal funds sold and purchased generally represent one-day transactions, a portion of which arise because of the Corporation's market activity in Federal funds on behalf of its correspondent banks. At December 31, 1998, Federal funds sold totaled $121.1 million and Federal funds purchased totaled $1.4 billion. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and generally mature within three months.

  At December 31, 1998, securities purchased under agreements to resell totaled $9.8 million. All securities purchased were delivered either directly to the Corporation or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities purchased under agreements to resell averaged approximately $15.0 million during 1998, and the maximum amount outstanding at any month end during 1998 was $29.9 million.

  At December 31, 1998, securities sold under agreements to repurchase totaled $821.6 million. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities sold under agreements to repurchase averaged approximately $640.5 million during 1998, and the maximum amount outstanding at any month end during 1998 was $821.6 million.

9. Other Borrowed Funds, Short-term

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 1998 and 1997:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
   Master demand notes of the Corporation.................... $319,705 $335,116
   Federal funds purchased--term.............................      --    70,000
   Treasury tax and loan note account........................   56,020   41,455
   Other.....................................................    2,202   40,119
                                                              -------- --------
     Total................................................... $377,927 $486,690
                                                              ======== ========

  At December 31, 1998, the Corporation had available lines of credit with third-party banks aggregating $50 million to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

10. Long-term Debt

  Following is a summary of the long-term debt of the Corporation at December 31, 1998 and 1997 which is all unsecured:

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                                                              (in thousands)
   Floating rate Medium-term Bank Note due April 20, 1998... $    --  $ 50,000
   10.375% Subordinated Capital Notes due August 1, 1999....   59,995   59,986
   Adjustable rate Federal Home Loan Bank Advance due
    December 4, 2000........................................  200,000      --
   8.375% Subordinated Notes due May 15, 2002...............   99,853   99,809
   7.20% Subordinated Notes due July 1, 2007................  199,903  199,892
   Floating rate Subordinated Capital Income Securities due
    January 15, 2027........................................  147,690  147,401
   Floating rate Subordinated Capital Income Securities due
    February 1, 2027........................................  148,640  148,472
   Obligations under capitalized leases.....................      239      283
                                                             -------- --------
     Total.................................................. $856,320 $705,843
                                                             ======== ========

  The combined maturities of all long-term debt are as follows:

    1999         2000         2001        2002         2003       Thereafter        Total
   -------     --------       ----       -------       ----       ----------       --------
                                (in thousands)
   $59,995     $200,000       $ --       $99,853       $239        $496,233        $856,320

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

  The adjustable rate Federal Home Loan Bank Advance matures December 4, 2000, and is redeemable prior to maturity. The interest rate is equal to one month LIBOR minus 5 basis points and interest is payable monthly on each reset date. The advance is secured by investment securities held by the Corporation.

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

  The Floating Rate Subordinated Capital Income Securities ("Capital Securities") were issued through two wholly owned subsidiaries, First Maryland Capital I ("Capital I") and First Maryland Capital II ("Capital II"), Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. The Corporation has fully and unconditionally guaranteed all of

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
the Trusts' obligations under the Capital Securities. The Corporation purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by the Corporation which represent the sole assets of the Trusts.

  Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 1.00% for the $150 million issued in December 1996 by Capital I and LIBOR plus 0.85% for the $150 million issued in February 1997 by Capital II. Cash distributions in each case are based on the liquidation amount of $1,000 per Capital Security. Interest on the Junior Subordinated Debentures is calculated at the same rate as the Capital Securities.

  The December 1996 Junior Subordinated Debentures mature on January 15, 2027 and are redeemable by the Corporation in whole or in part on or after January 15, 2007. The February 1997 Junior Subordinated Debentures mature on February 1, 2027 and are redeemable by the Corporation in whole or in part on or after February 1, 2007. The Junior Subordinated Debentures are redeemable by the Corporation in whole but not in part, upon the occurrence of certain special events. The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity, or are distributed in liquidation to the Trusts.

11. Preferred Stock

  The Corporation's Series A Preferred Shares ( the "Preferred Shares") have a par value of $5.00 per share, and a liquidation preference of $25.00 per share. The Preferred Shares rank, with respect to dividends, voting, preferences, qualifications, limitations, restrictions, and the distribution of assets upon liquidation, senior to the Corporation's common stock. The Preferred Shares have no preemptive rights and are not subject to any sinking fund or other obligation of the Corporation to purchase or redeem the Preferred Shares. The Preferred Shares are not convertible into shares of any other class or series of capital stock of the Corporation.

  The Preferred Shares are redeemable on or after December 14, 1998 at the Option of the Corporation, in whole or in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends (whether or not declared) from the immediately preceding dividend payment date to the redemption date (but without accumulation of any dividends for prior dividend periods unless previously declared). At December 31, 1998 there were no dividends in arrears on the Preferred Shares.

  The Corporation authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition in 1996. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 1998, all 90 thousand shares were outstanding and had a balance of $8.1 million. The cumulative dividends are payable quarterly when, and as declared by, the Corporation's Board of Directors out of funds legally available for such payments.

  The shares are redeemable at the Corporation's option or the holders' options (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

12. Comprehensive Income

  The components of other comprehensive income for the year ended December 31, 1998 are as follows:

                                                   December 31, 1998
                                            ---------------------------------
                                                       Tax Expense
                                             Pretax    Or (Benefit) After tax
                                            ---------  ------------ ---------
                                                     (in thousands)
   Unrealized gains/losses on securities:
    Unrealized gains arising during
     period................................ $  45,654    $ 17,282   $  28,372
     Less: reclassification adjustment for
      gains realized in net income.........    60,759      22,412      38,347
                                            ---------    --------   ---------
      Net change in unrealized
       gains/losses........................ $ (15,105)   $ (5,130)     (9,975)
   Minimum pension liability adjustment....                              (240)
                                                                    ---------
       Other comprehensive income..........                         $ (10,215)
                                                                    =========

  The components of other comprehensive income for the year ended December 31, 1997 are as follows:

                                                   December 31, 1997
                                            ---------------------------------
                                                       Tax Expense
                                             Pretax    Or (Benefit) After tax
                                            ---------  ------------ ---------
                                                     (in thousands)
   Unrealized gains/losses on securities:
    Unrealized gains arising during
     period................................ $  40,805    $ 14,495   $  26,310
     Less: reclassification adjustment for
      gains realized in net income.........       456         203         253
                                            ---------    --------   ---------
      Net change in unrealized
       gains/losses........................ $  40,349    $ 14,292      26,057
   Minimum pension liability adjustment....                               255
                                                                    ---------
       Other comprehensive income..........                         $  26,312
                                                                    =========

  The components of other comprehensive income for the year ended December 31, 1996 are as follows:

                                                   December 31, 1996
                                            ---------------------------------
                                                       Tax Expense
                                             Pretax    Or (Benefit) After tax
                                            ---------  ------------ ---------
                                                     (in thousands)
   Unrealized gains/losses on securities:
    Unrealized losses arising during
     period................................ $ (25,503)   $ (9,484)  $ (16,019)
     Less: reclassification adjustment for
      gains realized in net income.........       103          40          63
                                            ---------    --------   ---------
      Net change in unrealized
       gains/losses........................ $ (25,606)   $ (9,524)    (16,082)
   Minimum pension liability adjustment....                              (216)
                                                                    ---------
       Other comprehensive income..........                         $ (16,298)
                                                                    =========

13. Employee Benefit Plans

  The Corporation sponsors three defined benefit pension plans. The largest plan ("the qualified plan") covers substantially all employees of the Corporation and its subsidiaries; the two smaller plans ("the nonqualified plans") provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  In addition, the Corporation sponsors defined benefit post retirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are similar to those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through a variety of health care programs including Health Maintenance Organizations and insurance companies whose premiums are based on the benefits paid during the year. Information related to these plans is presented under "Other Benefits" in the following table.

  The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, an analysis of the funded status of the plans and the amounts recognized in the consolidated statements of condition for the years ending December 31, 1998 and 1997.

                           Qualified Plans    Nonqualified Plans
                          Pension Benefits     Pension Benefits      Other Benefits
                          ------------------  --------------------  ------------------
                            1998      1997      1998       1997       1998      1997
                          --------  --------  ---------  ---------  --------  --------
                                              (in thousands)
Change in benefit
 obligation
Benefit obligation at
 beginning of year......  $198,693  $129,247  $  16,412  $   9,065  $ 36,071  $ 22,300
Service cost............     7,268     8,174        895        748     1,482     1,220
Interest cost...........    13,568    11,597      1,392        926     2,584     2,003
Amendments..............    (7,635)   (1,084)     1,766        126       428    (3,128)
Business combinations...       --     50,016        --       4,246       --     14,569
Actuarial loss..........    17,984    11,286      2,166      1,938       807     1,028
Benefits paid...........   (14,115)  (10,543)      (431)      (637)   (2,834)   (1,921)
                          --------  --------  ---------  ---------  --------  --------
Benefit obligation at
 end of year............  $215,763  $198,693  $  22,200  $  16,412  $ 38,538  $ 36,071
                          ========  ========  =========  =========  ========  ========
Change in plan assets
Fair value of plan
 assets at beginning of
 year...................  $232,160  $127,061
Actual return on plan
 assets.................    51,703    31,875
Employer contribution...       --      7,795
Plan participants'
 contributions..........       --        --
Benefits paid...........   (14,115)  (10,543)
Business combinations...       --     75,972
                          --------  --------
Fair value of plan
 assets at end of year..  $269,748  $232,160
                          ========  ========
Funded (unfunded)
 status.................  $ 53,985  $ 33,467  $ (22,200) $ (16,412) $(38,538) $(36,071)
Unrecognized net loss
 (gain).................     9,505    20,497      3,674      2,133    (2,194)   (3,049)
Unrecognized prior
 service benefit
 (cost).................    (9,278)   (2,673)     3,531      2,213    (2,229)   (2,874)
Unrecognized transition
 (asset) obligation.....    (1,236)   (2,647)       239        299    13,892    14,885
                          --------  --------  ---------  ---------  --------  --------
  Net amount
   recognized...........  $ 52,976  $ 48,644  $ (14,756) $ (11,767) $(29,069) $(27,109)
                          ========  ========  =========  =========  ========  ========
Amounts recognized in
 the statement of
 financial position
 consist of:
Prepaid benefit cost....  $ 52,976  $ 48,644
Accrued benefit
 liability..............       --        --   $ (17,772) $ (14,097) $(29,069) $(27,109)
Intangible asset........       --        --         306        625       --        --
Accumulated other
 comprehensive income...       --        --       2,710      1,705       --        --
                          --------  --------  ---------  ---------  --------  --------
  Net amount
   recognized...........  $ 52,976  $ 48,644  $ (14,756) $ (11,767) $(29,069) $(27,109)
                          ========  ========  =========  =========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Net periodic benefit costs were based on the following assumptions:

                          Qualified Plan     Nonqualified Plans
                         Pension Benefits     Pension Benefits      Other Benefits
                         ------------------ ----------------------  ----------------
                           1998     1997       1998        1997      1998     1997
                         --------  -------- ----------  ----------  -------  -------
Weighted average
 assumptions as of
 December 31:
Discount rate...........     6.76%    7.34% 5.58%-6.52% 6.05%-7.07%    7.00%    7.50%
Expected return on plan
 assets.................    10.00%    9.25%        --          --       --       --
Rate of compensation
 increase...............     4.50%    4.50%       4.50%       4.50%    4.50%    4.50%

  The 1998 health care trend rate is assumed to be 8.5% for non-HMO healthcare benefits and 5.0% for HMO medical benefits. These rates are assumed to decrease gradually to 4.5% percent for 2002 and remain at that level thereafter.

  The components of net periodic benefit costs for the Corporation's defined benefit pension plans for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                  Qualified Plan           Nonqualified Plan
                                 Pension Benefits           Pension Benefits
                            ----------------------------  --------------------
                              1998      1997      1996     1998   1997   1996
                            --------  --------  --------  ------ ------ ------
                                            (in thousands)
Components of net periodic
 benefit cost:
Service cost............... $  7,268  $  8,174  $  7,077  $  895 $  748 $  574
Interest cost..............   13,568    11,597     8,755   1,392    926    608
Expected return on plan
 assets....................  (22,726)  (14,718)  (10,202)    --     --     --
Amortization of
 unrecognized transition
 (asset) obligation........   (1,411)   (1,411)   (1,411)     60    100    100
Amortization of prior
 service (benefit) cost....   (1,030)     (345)     (246)    446    316    286
Recognized net actuarial
 (gains) losses............      --      1,277     2,113     626    158     33
Settlement expense.........      --        --        --      --     --   1,705
                            --------  --------  --------  ------ ------ ------
  Net periodic (benefit)
   cost.................... $ (4,331) $  4,574  $  6,086  $3,419 $2,248 $3,306
                            ========  ========  ========  ====== ====== ======

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $22.2 million, $17.6 million, and $0, respectively, as of December 31, 1998, and $16.4 million, $13.9 million, and $0, respectively as of December 31, 1997.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The components of the Corporation's net periodic postretirement benefit costs for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                  Other Benefits
                               ----------------------
                                1998    1997    1996
                               ------  ------  ------
                                  (in thousands)
   Components of net periodic
    benefit cost:
   Service cost..............  $1,482  $1,220  $1,092
   Interest cost.............   2,584   2,003   1,550
   Amortization of
    unrecognized transition
    obligation...............     992     992     992
   Amortization of prior
    service benefit..........    (216)   (254)    --
   Recognized net actuarial
    gains....................     (49)   (193)    (95)
                               ------  ------  ------
     Net periodic benefit
      cost...................  $4,793  $3,768  $3,539
                               ======  ======  ======

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-  1-Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                        (in thousands)
   Effect on total of service cost and interest
    cost components............................      $  181        $  (175)
   Effect on post retirement benefit
    obligation.................................       2,253         (2,048)

  The Corporation provides all salaried and eligible hourly employees with a defined contribution plan. Eligible employees can enter the plan on January 1 or July 1 following their date of employment. Employees can contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% during 1998). The Corporation matches 100% of the first 3% and 50% of the next 3% of an employee's contribution. Defined contribution plan expenses totaled $7.4 million, $4.7 million and $3.7 million in 1998, 1997 and 1996, respectively.

14. Stock Options and Awards

  The Corporation's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of the Corporation of up to 7 million Ordinary shares IR25p each of AIB ("Common Stock") (or the equivalent thereof in Common Stock ADSs). An ADS, or American Depository Share, is a share issued under a deposit agreement representing the underlying ordinary share which is traded in the issuer's home market. Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by the Corporation in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. Awards aggregating the equivalent of 130 thousand shares of Common stock were made during 1998. During 1997 and 1996, awards were made under the 1989 Plan aggregating the equivalent of 208 thousand and 53 thousand shares of Common Stock, respectively. In addition, during 1996 awards aggregating 3 thousand shares of AIB Non-Cumulative Preference Share ADSs ("Preferred Stock") were made. The AIB preferred stock was called in June 1998. Preferred Stock awards were converted to AIB Common Stock or the Corporation's Preferred Shares, at the election of the plan participants, based on a conversion price of $25.00 per share. Expenses relative to this plan totaled $602 thousand, $913 thousand, and $906 thousand, in 1998, 1997, and 1996, respectively. The awards are subject to a restriction period of at least three years.

  The Corporation's 1997 Stock Option Plan provides for the grant to key employees of options to acquire AIB ADSs. The options are granted at no less than the fair market value of the stock at the date of the grant. Options granted on October 9, 1998 and October 22, 1998 vest one half in 24 months and one half in 36 months

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
from the grant date and must be exercised within 10 years of the grant date or they will expire. Options granted on December 29, 1997 vested six months from the grant date and must be exercised within seven years of the grant date or they will expire. The Corporation and an independent trustee created a trust which acquired AIB ADSs in the open market with the proceeds of a loan from the Corporation. Proceeds of option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of the Corporation's general creditors in the event of insolvency. The AIB ADSs held by the trust are classified on the Corporation's financial statements as investment securities available-for-sale. At December 31, 1998 and 1997 investment securities available-for-sale included $66.3 million and $35.2 million in AIB ADS's, respectively, related to the 1997 Stock Option Plan. Any decline in value of the AIB ADSs in the trust will be reflected as an unrealized loss on investment securities available-for-sale and reflected in other comprehensive income in stockholders'equity. AIB will not issue any securities in connection with the 1997 Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the Stock Option Plans.

  The summary of the status of the Corporation's stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                         1998                   1997
                                 ---------------------- ---------------------
                                           Weighted-             Weighted-
                                 Shares     Average     Shares    Average
                                 (000)   Exercise Price (000)  Exercise Price
                                 ------  -------------- ------ --------------
   Outstanding at beginning of
    year........................ 634.3      $ 56.00       --       $  --
   Granted...................... 457.6        79.72     634.3       56.00
   Exercised.................... (98.8)      (56.00)      --          --
   Forfeited....................   --           --        --          --
                                 -----      -------     -----      ------
   Outstanding at end of year... 993.1      $ 66.93     634.3      $56.00
                                 =====      =======     =====      ======

  The following table summarizes information about fixed options outstanding at December 31, 1998:

                                 Options Outstanding                  Options Exercisable
                    --------------------------------------------- ----------------------------
                      Number    Weighted-Average                    Number
                    Outstanding    Remaining     Weighted-Average Exercisable Weighted-Average
   Exercise Price   At 12/31/98 Contractual Life  Exercise Price  At 12/31/98  Exercise Price
   --------------   ----------- ---------------- ---------------- ----------- ----------------
       $56.00         535,500        6 years          $56.00        535,500        $56.00
        87.87          25,000       10 years           87.87            --            --
        79.25         432,600       10 years           79.25            --            --
                      -------      ---------          ------        -------        ------
        Total         993,100      7.8 years          $66.93        535,500        $56.00
                      =======      =========          ======        =======        ======

  For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted in 1998 and 1997 of $17.66 and $10.55 per share, respectively, were estimated at the date of the grants using a Black-Scholes option pricing model.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following weighted average assumptions were used in the option pricing model:

                                     Stock Options Stock Options Stock Options
                                      Granted on    Granted on    Granted on
                                       10/22/98      10/09/98      12/29/97
                                     ------------- ------------- -------------
   Expected future dividend yield...       4.03%         4.03%         4.53%
   Volatility factor................       0.26          0.26          0.22
   Risk free interest rate..........       4.70%         4.70%         5.77%
   Expected life of options.........   10 years      10 years       7 years

  The pro forma net income of the Corporation that would have been recognized in the consolidated statements of income if the fair value method of accounting for stock options had been used is $213.7 million and $151.1 million, respectively for the years ended December 31, 1998 and 1997.

15. Other Operating Expenses

  The following table summarizes the more significant elements of other operating expenses for the three years ended December 31, 1998:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
   Other operating expenses:
     External services.............................. $ 30,658 $ 33,363 $ 26,247
     Postage and communications.....................   23,841   21,393   17,059
     Advertising....................................   20,234   16,871   15,940
     Professional service fees......................   18,628    9,863   10,149
     Lending and collection.........................   17,824   10,231    6,657
     Other..........................................   56,772   37,637   30,616
                                                     -------- -------- --------
       Total........................................ $167,957 $129,358 $106,668
                                                     ======== ======== ========

16. Merger Related Expenses

  In the fourth quarter of 1997, the Corporation completed its target environment and integration plan in connection with the acquisition of DDC. As a result, the Corporation recorded $20 million in merger related expenses including professional fees of $5.4 million related to the development of the target environment and integration plan and a $14.6 million restructuring charge. These costs were in addition to acquisition costs related to DDC which were recorded as a component of goodwill. Included in the restructuring charge were $5.7 million in severance and outplacement costs associated with the elimination of approximately 101 non-DDC full-time equivalent employees; $7.7 million in costs associated with owned and leased facilities that will be vacated, and furniture, equipment, software and leasehold improvements that will be abandoned or sold as a result of business or process changes; and $1.2 million in other costs. There is no balance remaining in the severance accrual at December 31, 1998. The following table reflects a summary of activity with respect to the restructuring liability at December 31, 1998 and 1997.

                                                                   Years Ended
                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
   Balance at beginning of year.................................. $ 11.2 $  --
   Provisions charged against income.............................    --    14.6
   Cash outlays..................................................    6.3    3.4
                                                                  ------ ------
   Balance at end of year........................................ $  4.9 $ 11.2
                                                                  ====== ======

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

17. Income Taxes

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

  The components of income tax expense (benefit) for the three years ended December 31, 1998 are as follows:

                                                       Years ended December 31,
                                                       -------------------------
                                                         1998    1997     1996
                                                       -------- -------  -------
                                                            (In thousands)
   Current:
     Federal.......................................... $ 47,579 $22,898  $22,678
     Foreign(1).......................................      160     133      330
     State............................................    9,108  (3,315)   3,209
                                                       -------- -------  -------
       Total current..................................   56,847  19,716   26,217
                                                       -------- -------  -------
   Deferred:
     Federal..........................................   64,183  54,138   44,220
     State............................................    3,637  10,447    4,413
                                                       -------- -------  -------
       Total deferred.................................   67,820  64,585   48,633
                                                       -------- -------  -------
   Total income tax expense........................... $124,667 $84,301  $74,850
                                                       ======== =======  =======

--------
(1) Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

  The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three years ended December 31, 1998 follows:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
   Percent of pre-tax income:
     Statutory Federal income tax rate..........    35.00%    35.00%    35.00%
   Increase (decrease) in tax rate resulting
    from:
     Tax-exempt income..........................    (2.69)    (2.45)    (1.60)
     State income taxes, net of Federal
      benefits..................................     2.42      1.97      2.49
     Amortization of intangibles................     3.84      3.14      0.66
     Other, net.................................    (2.24)    (1.86)    (0.43)
                                                 --------  --------  --------
   Effective tax rate...........................    36.33%    35.80%    36.12%
                                                 ========  ========  ========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                                                              (In thousands)
   Deferred tax assets:
     Bad debt............................................... $ 65,176 $ 64,864
     Deferred compensation..................................   14,160   10,653
     Income on loans........................................    5,723    1,812
     Other..................................................    6,809   17,417
                                                             -------- --------
       Total gross deferred tax assets......................   91,868   94,746
                                                             -------- --------
   Deferred tax liabilities:
     Leases.................................................  296,194  250,078
     Unrealized gains on investment securities available-
      for-sale..............................................   14,853   19,983
     Debt and securities sales..............................      --       815
     Pensions...............................................    3,704      500
     Depreciation...........................................    5,860    1,095
                                                             -------- --------
       Total gross deferred tax liabilities.................  320,611  272,471
                                                             -------- --------
       Net deferred tax liability........................... $228,743 $177,725
                                                             ======== ========

18. Regulatory Matters and Dividend Restrictions

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

  Qualitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Corporation and its subsidiary banks met all capital requirements to which they are subject.

  As of December 31, 1998, the most recent notification from the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the Corporation and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Corporation and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation or its subsidiary banks' categories.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Corporation and its subsidiary banks' actual capital amounts and ratios at December 31, 1998 and 1997 are presented in the following table.

                                                                 Minimum to Be "Well
                                                                  Capitalized" Under
                                           Minimum for Capital    Prompt Corrective
                              Actual        Adequacy Purposes     Action Provisions
                         ----------------  --------------------------------------------
                           Amount   Ratio     Amount     Ratio      Amount     Ratio
                         ---------- -----  ------------ --------------------- ---------
                                           (Dollars in thousands)
As of December 31, 1998
Total Capital (to Risk
 Weighted Assets):
The Corporation......... $1,874,361 12.65% $  1,185,341   8.00%  $  1,481,677   10.00%
FMB Bank................  1,570,823 10.98     1,144,085   8.00      1,430,107   10.00
First Omni Bank, N.A....      7,863 32.75         1,921   8.00          2,401   10.00
Tier 1 Capital (to Risk
 Weighted Assets):
The Corporation.........  1,389,659  9.38% $    592,671   4.00%  $    889,006    6.00%
FMB Bank................  1,237,112  8.65       572,043   4.00        858,064    6.00
First Omni Bank, N.A....      7,703 32.08           960   4.00          1,441    6.00
Tier 1 Capital (to
 Average Assets):
The Corporation.........  1,389,659  8.41% $    696,832   4.00%  $    871,040    5.00%
FMB Bank................  1,237,112  7.22       689,431   4.00        861,778    5.00
First Omni Bank, N.A....      7,703 15.54         1,983   4.00          2,479    5.00
As of December 31, 1997
Total Capital (to Risk
 Weighted Assets):
The Corporation......... $1,688,644 11.90% $  1,135,499   8.00%  $  1,419,374   10.00%
FMB Bank................  1,401,806 10.19     1,100,582   8.00      1,375,728   10.00
First Omni Bank, N.A....     91,567 47.39        15,458   8.00         19,323   10.00
Tier 1 Capital (to Risk
 Weighted Assets):
The Corporation......... $1,178,215  8.30% $    567,749   4.00%  $    851,624    6.00%
FMB Bank................  1,056,359  7.68       550,291   4.00        825,437    6.00
First Omni Bank, N.A....     81,107 41.98         7,729   4.00         11,594    6.00
Tier 1 Capital (to
 Average Assets):
The Corporation......... $1,178,215  7.26% $    648,751   4.00%  $    810,939    5.00%
FMB Bank................  1,056,359  6.55       645,334   4.00        806,667    5.00
First Omni Bank, N.A....     81,107 22.15        14,649   4.00         18,311    5.00

  Dividends paid by the Corporation's subsidiary banks are subject to various legal and regulatory restrictions. The subsidiary banks can initiate dividend payments in 1998, without prior regulatory approval of $165 million, plus an amount equal to their net profits for 1999, as defined by statute, up to the date of any such dividend declaration.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1998 and 1997 were $58.1 million and $58.2 million, respectively.

19. Fair Value of Financial Instruments

  The following is information about the fair value of financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

  Trading account assets--Fair values are based on quoted market prices as recognized in the statements of condition.

  Investment securities--Fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market values for similar securities.

  Loans held-for-sale--Market quotes are used to estimate the value of loans held-for-sale which are primarily residential mortgages unless there is a firm commitment to sell the loans in which case the commitment price is used.

  Loans--For credit card and home equity loans/lines of credit with short-term or variable characteristics, the total loans outstanding approximate fair value. This amount excludes any value related to the account relationship. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate and adjusting for an appropriate spread to cover credit risk and operating costs.

  Deposits--The fair values disclosed for demand deposits (e.g., interest and noninterest bearing demand, savings and money market savings) are equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated by discounting the future cash flows using the current rates at which similar deposits could be acquired.

  Long-term debt--The fair value is based on dealer quotes, where available, and on estimates made by discounting the future cash flows using the current rates at which similar borrowings could be acquired.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  Many of the Corporation's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statements of condition approximate fair value. These items include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term borrowed funds, acceptances outstanding, and the financial instruments included in other assets and liabilities. The estimated fair values of the Corporation's remaining assets and liabilities as of December 31 are summarized below.

                                          1998                   1997
                                ----------------------- -----------------------
                                 Carrying    Estimated   Carrying    Estimated
                                   Value    Fair Value     Value    Fair Value
                                ----------- ----------- ----------- -----------
                                                (in thousands)
   Financial Assets:
     Trading account assets...  $    42,528 $    42,528 $    39,539 $    39,539
     Investment securities....    4,815,087   4,815,087   4,444,107   4,444,107
     Loans, held for sale.....       84,254      84,310     482,152     484,099
     Loans, net of allowance
      for credit losses(1)....    9,560,857   9,727,252   9,151,966   9,176,254
   Financial Liabilities:
     Deposits.................   12,257,051  12,301,824  12,464,156  12,475,513
     Long-term debt...........      856,320     914,926     705,843     728,997

--------
(1) Leases receivable with carrying values totaling $846.2 million and $763.4 million at December 31, 1998 and 1997, respectively are excluded. The carrying values are net of the allowance for credit losses and related unearned income.

  Off-Balance Sheet Instruments--The fair value of loan commitments and letters of credit, both commercial and standby, with the exception of residential mortgage loan commitments, is assumed to equal the carrying value which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms. The Corporation does not separately estimate the fair values of residential mortgage loan commitments. These fair values are included in the loans held-for-sale valuation. The fair value of foreign exchange contracts represents the net asset or liability of the Corporation, since these contracts are revalued on a monthly basis. The fair value of interest rate contracts is the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates, volatility factors and, when appropriate, the credit worthiness of the counterparties. See notes 20 and 21 for additional information about off-balance sheet financial instruments.

  The estimated fair values of the Corporation's off-balance sheet financial instruments as of December 31 are summarized below.

                                                             1998       1997
                                                          Estimated  Estimated
                                                          Fair Value Fair Value
                                                          ---------- ----------
                                                             (in thousands)
   Interest rate contracts issued for trading purposes..   $ 6,893    $ 3,018
   Interest rate contracts held for purposes other than
    trading.............................................    23,356      9,687
   Foreign exchange options and forward contracts.......    13,168     30,094

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

20.  Off-Balance-Sheet Trading and Lending Activities

Off-Balance-Sheet Financial Instruments--Trading Activities

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

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 1998 and 1997.

                                          1998                                   1997
                          -------------------------------------  -------------------------------------
                                      Fair     Fair    Average               Fair     Fair    Average
                           Notional   Value   Value      Fair     Notional   Value   Value      Fair
                            Value     Gains  (Losses)   Value      Value     Gains  (Losses)   Value
                          ---------- ------- --------  --------  ---------- ------- --------  --------
                                                       (in thousands)
U.S. Dollar interest
 rate contracts as
 intermediary:
 Interest rate swaps....  $2,351,818 $29,926 $(23,235) $  5,829  $1,568,500 $ 8,284 $(5,311)  $    582
 Interest rate caps and
  floors written........     683,709     --    (5,072)   (3,186)    658,475     --   (1,765)    (1,803)
 Interest rate caps and
  floors purchased......     689,637   5,081      --      3,257     673,566   1,803     --       1,803
 Swaptions written......      10,000     --      (115)     (388)     30,000     --     (371)      (265)
 Swaptions purchased....      10,000     120      --        396      30,000     378     --         270
Securities trading
 activities:
 Commitments to purchase
  securities, futures
  and forward
  contracts.............      50,772     --       --        --      198,908     --      --         --
 Commitments to sell
  securities, futures
  and forward
  contracts.............     167,065     188      --        --      562,212     --      --         --
Foreign exchange trading
 activities:
 Commitments to purchase
  and sell foreign
  exchange..............     600,989   2,262   (1,976)     (168)    968,137   4,291  (4,075)       354
 Foreign exchange
  options written.......     810,108     --   (39,482)  (45,040)    522,492     --   (8,608)   (30,495)
 Foreign exchange
  options purchased.....     850,546  53,017      --     55,546     558,430  38,486     --      39,157

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

  Interest Rate Swaps--These transactions generally involve the exchange of fixed and floating payments without the exchange of the underlying principal amounts. Payments made or received under swap contracts are accrued based on contractual terms and are reported as trading income. The related accrued amounts receivable and payable to customers or counterparties are included in other assets or liabilities. Revenues from the customer portfolio represent a small profit margin on intermediated transactions. The difference in the fair value of the offsetting amounts is not material.

  Interest Rate Caps and Floors--These instruments are written by the Corporation to enable customers to transfer, modify, or reduce their interest rate risk exposure. In a cap or floor contract, the purchaser pays a

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike price of a cap or less than the strike price of a floor. Payments made or received under cap or floor contracts are accrued based on contractual terms and are reported as trading income.

  Commitments to Purchase and Sell Securities, Futures and Forward Contracts-- These instruments are contracts for delayed delivery of securities or money market instruments in which the seller agrees to deliver a specified instrument at a specified price or yield at a specified date. Commitments to purchase and sell securities, futures and forward contracts used in securities trading operations are recognized currently at market value and are reported as trading account profits (losses).

  Commitments to Purchase and Sell Foreign Exchange--Forward commitments involve the purchase or sale of foreign currency amounts for delivery at a specified future date. Payments on forward commitments are exchanged on the delivery date based on the exchange rate in the contract. Forward commitments to purchase and sell foreign exchange are recognized at market value and are reported as trading income.

  Foreign Exchange Options--These agreements represent rights to purchase or sell foreign currency at a predetermined price at a future date. The purchaser pays a premium at the initiation of the contract for the right to exchange a specified amount at the contracts exchange rate at the maturity of the option.

  Revenues from trading activities are shown below.

                                                         Years ended December
                                                                 31,
                                                        -----------------------
                                                         1998    1997     1996
                                                        ------- -------  ------
                                                            (in thousands)
   Interest rate contracts............................. $ 4,066 $(1,224) $  309
   Foreign exchange contracts..........................   4,615   3,483   2,913
   Securities..........................................   5,608   5,058   1,719
                                                        ------- -------  ------
     Total............................................. $14,289 $ 7,317  $4,941
                                                        ======= =======  ======

Off-Balance Sheet Financial Instruments Issued for Lending Activities

  The Corporation issues off-balance sheet financial instruments as part of its commercial and consumer lending activities. The contract amounts of these instruments represent potential credit risk at December 31, as shown below:

                                                             1998       1997
                                                          ---------- ----------
   Commercial and consumer lending activities:
     Unfunded commitments to extend credit............... $6,362,105 $8,290,032
     Standby letters of credit...........................  1,165,328  1,165,516
     Commercial and similar letters of credit............     44,064     37,699
     Loans sold with recourse............................    185,091    198,635
     Securities lent.....................................     62,730      8,946

  Commitments to extend credit--The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. The credit risk associated with loan commitments is essentially the same as that involved in extending loans to customers. Collateral requirements and loan to value ratios are the same as those for funded transactions and are established

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
based on management's assessment of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Standby, Commercial and Similar Letters of Credit--Standby letters of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both commercial and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Commercial letters of credit are conditional commitments issued by the Corporation in connection with obligations of customers (account parties) to other persons (beneficiaries). A draw on a letter of credit by the beneficiary creates a reimbursement obligation from the account party to the Corporation. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller upon compliance with specific terms of the commercial letter of credit.

  Loans sold with recourse--Loans sold with recourse are loans sold to a third party with an agreement that the Corporation will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbanking subsidiary of the Corporation originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, the Corporation's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 1998 and 1997, the Corporation's credit risk on loans sold with recourse under the FNMA DUS program totaled $151.3 million and $104.8 million, respectively.

  Securities Lent--Securities lent represent securities owned by the Corporation or its customers which are lent to third parties. The contract amount represents potential credit risk. However, the Corporation obtains collateral, with a fair value exceeding 100 percent of the contract amount, for all securities lent which is used to indemnify the Corporation and customers against possible losses resulting from third party defaults.

 Concentrations of Credit Risk

  The majority of the Corporation's loan activity is with customers within the Baltimore/Washington and greater Harrisburg, Pennsylvania marketplaces which encompass all of Maryland, Washington, D.C., Northern Virginia and South Central Pennsylvania. As such, its performance will be influenced by the economies of those regions. The loan portfolio is diversified with no single industry or customer comprising a significant portion of the total portfolio.

Off-Balance Sheet Risk Management Activities

  The Corporation uses a variety of off-balance sheet financial instruments as part of its overall interest rate risk management process. The Corporation's principal objective of asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the Corporation's funding needs. Accordingly, the Corporation uses a combination of derivative financial instruments such as interest rate swaps, interest rate caps and floors, and options with indices that correlate to on-balance sheet instruments to modify the repricing characteristics of interest earning assets and interest bearing liabilities.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The amounts disclosed below represent the period end notional values and fair values of derivative financial instruments held for risk management purposes. The Corporation's credit risk exposure is represented by the instruments detailed below with a positive fair value. The Corporation would incur a loss if it was necessary to replace these instruments due to counterparty default.

                                       1998                           1997
                          ------------------------------ ------------------------------
                          Notional Fair Value Fair Value Notional Fair Value Fair Value
                           Value     Gains     (Losses)   Value     Gains     (Losses)
                          -------- ---------- ---------- -------- ---------- ----------
                                                 (in thousands)
Convert fixed rate
 liabilities to
 floating:
  Swaps-receive
   fixed/pay floating...  $420,000  $21,946    $   --    $465,000  $10,854    $    (3)
Convert floating rate
 liabilities to fixed:
  Swaps-pay
   fixed/receive
   floating.............    25,000       49        --         --       --         --
Convert floating assets
 to fixed:
  Swaps-receive
   fixed/pay floating...   325,000    2,781        --     375,000      691     (1,609)
Convert fixed rate
 assets to floating:
  Swaps-pay
   fixed/receive
   floating.............    45,775      --      (1,251)    46,124      122       (893)
Cap floating rate
 liabilities at strike
 level:
  Interest rate caps
   purchased............    35,200      --         --     106,000      --         --
Convert floating rate
 liabilities to a
 different index:
  Basis swaps...........    30,000      --        (170)    80,000       35        (78)
Call options purchased..       --       --         --       1,885      568        --

  Deferred losses on the early termination of interest rate swaps designated to the Corporation's prime based commercial loans were $858 thousand at December 31, 1997. These losses were amortized into income in 1998. At December 31, 1997 there was a $57 thousand deferred gain on the early termination of an interest rate swap designated to the Corporation's Federal funds purchased. This gain was amortized into income in 1998. At December 31, 1997 there was a $5.2 million deferred gain on the early termination of an interest rate swap designated to the Corporation's credit card securitization. This gain was amortized over the life of the securitization as a component of servicing income until the credit card securitization was sold in 1998 when it was recognized at a component of the gain on the sale of credit card loans.

22. Line of Business Reporting

  The Corporation has determined that its major lines of business are those that are based on the Corporation's method of internal reporting, which separates its business on the basis of products and services. The Corporation's reportable business lines are Retail Banking, Corporate Banking, Corporate Real Estate, Trust and Investment Advisory Services, and Treasury. Retail Banking provides loans, deposits, mutual fund and annuity products, and credit life insurance to consumers and commercial small business customers. Corporate Banking provides commercial loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. Corporate Real Estate provides construction and property loans and letters of credit to domestic corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Trust and Investment Advisory Services provides investment advisory, investment and fiduciary services to individual, institutional and corporate clients. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of the Corporation. Other business lines include smaller business units. The revenues and expenses in other business lines is primarily related to merchant services. Lines of business that the Corporation has exited are classified under discontinued business lines. Discontinued business lines includes any gain or loss realized on the sale of the assets of the business line. As the table indicates, gains on the sale of

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES
credit card loans in 1997 and 1998 have been classified under discontinued business lines. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization of $53.3 million in 1998 and $30.0 million in 1997. Other also receives a credit for funds provided and charges for funds used.

  The Corporation's internal accounting process is based on practices which support the management structure of the Corporation, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for credit losses are allocated based on a risk weighting of each business line's loan portfolio and the changes therein. Capital is assigned to each business line based on regulatory risk-based capital guidelines. Interest rate risk is aggregated from all lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The following table presents operating information about each of the Corporation's business lines for the year ended December 31, 1998. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                                                 Trust and                       Total
                                       Corporate Investment           Other    Continuing Discontinued
                    Retail  Corporate    Real     Advisory           Business   Business    Business              Consolidated
                   Banking   Banking    Estate    Services  Treasury  Lines      Lines       Lines       Other       Total
                   -------- ---------  --------- ---------- -------- --------  ---------- ------------ ---------  ------------
                                                                  (in thousands)
Net interest
 income (FTE)....  $326,429 $178,606    $37,593   $ 3,722   $30,516  $(1,125)   $575,741    $  9,118   $ (28,108)  $  556,751
Noninterest
 income..........    72,430   68,965     16,075    77,026     3,959   38,002     276,457      49,178       3,711      329,346
Securities gains,
 net.............       --        (6)       --        --     60,765      --       60,759         --          --        60,759
Gain on sale of
 credit card
 loans...........       --       --         --        --        --       --          --       60,000         --        60,000
                   -------- --------    -------   -------   -------  -------    --------    --------   ---------   ----------
 Total revenues..   398,859  247,565     53,668    80,748    95,240   36,877     912,957     118,296     (24,397)   1,006,856
Total noninterest
 expenses,
 excluding
 intangible asset
 amortization....   247,458  117,391     24,444    50,145    11,111   27,007     477,556      47,041      35,246      559,843
Goodwill and
 other intangible
 asset
 amortization....       905      --         --      1,094       --       --        1,999         306      53,298       55,603
Provision for
 credit losses...     9,782   16,608      2,477        70       --     2,906      31,843       1,143       1,311       34,297
                   -------- --------    -------   -------   -------  -------    --------    --------   ---------   ----------
Income before
 income taxes....   140,714  113,566     26,747    29,439    84,130    6,964     401,559      69,806    (114,252)     357,113
Income tax
 expense (FTE)...    55,652   44,915      6,434    11,643    30,178    2,754     151,576      26,269     (38,855)     138,990
                   -------- --------    -------   -------   -------  -------    --------    --------   ---------   ----------
 Net income......  $ 85,062 $ 68,651    $20,313   $17,796   $53,951  $ 4,210    $249,983    $ 43,536   $ (75,396)  $  218,123
                   ======== ========    =======   =======   =======  =======    ========    ========   =========   ==========
                                                                  (in millions)
Average assets...  $  8,717 $  5,145    $ 1,723   $   151   $ 4,265  $    98    $ 20,099    $    425   $  (3,451)  $   17,073
Average loans....     3,867    4,583      1,641        13       --        32      10,136         176         (98)      10,214
Average
 deposits........     8,306    1,531         69       148     1,828      --       11,882         --           79       11,961
Allocated
 equity..........       400      664        152         2       126        9       1,353          39         565        1,957

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The table below presents operating information about each of the Corporation's business lines for the year ended December 31, 1997.

                                                Trust and                       Total
                                      Corporate Investment           Other    Continuing Discontinued
                    Retail  Corporate   Real     Advisory           Business   Business    Business             Consolidated
                   Banking   Banking   Estate    Services  Treasury  Lines      Lines       Lines      Other       Total
                   -------- --------- --------- ---------- -------- --------  ---------- ------------ --------  ------------
                                                                 (in thousands)
Net interest
 income (FTE)....  $270,294 $152,307   $35,547   $ 2,802   $20,923  $(1,682)   $480,191    $ 35,909   $ (9,913)   $506,187
Noninterest
 income..........    77,341   59,171     8,361    52,894     2,291   19,261     219,319      77,580        608     297,507
Securities gain,
 net.............       --       448       --        --          8      --          456         --         --          456
Gain on sale of
 credit card
 loans...........       --       --        --        --        --       --          --       28,155        --       28,155
                   -------- --------   -------   -------   -------  -------    --------    --------   --------    --------
 Total revenues..   347,635  211,926    43,908    55,696    23,222   17,579     699,966     141,644     (9,305)    832,305
Total noninterest
 expenses........   225,304  100,830    17,926    45,226     9,001    9,542     407,829     102,834      8,925     519,588
Goodwill and
 other intangible
 assets..........       920      --        --      1,130       --       --        2,050       2,708     30,010      34,768
Provision for
 credit losses...     5,132    4,028     1,223        65       --     1,760      12,208      23,943     (4,134)     32,017
                   -------- --------   -------   -------   -------  -------    --------    --------   --------    --------
Income before
 income taxes....   116,279  107,068    24,759     9,275    14,221    6,277     277,879      12,159    (44,106)    245,932
Income tax
 expense (FTE)...    45,950   41,911     7,560     3,389     1,929    2,457     103,196       4,762    (13,214)     94,744
                   -------- --------   -------   -------   -------  -------    --------    --------   --------    --------
 Net income......  $ 70,329 $ 65,157   $17,199   $ 5,886   $12,292  $ 3,820    $174,683    $  7,397   $(30,892)   $151,188
                   ======== ========   =======   =======   =======  =======    ========    ========   ========    ========
                                                                  (in millions)
Average assets...  $  7,071 $  3,984   $ 1,641   $   140   $ 3,791  $    90    $ 16,717    $    950   $ (3,535)   $ 14,132
Average loans....     2,722    3,478     1,599        15       --        26       7,840         649       (130)      8,359
Average
 deposits........     6,769    1,325        64       137     1,078      --        9,373          15        182       9,570
Allocated
 equity..........       289      496       137         2        58        9         991          87        505       1,583

  Significant changes in the reportable business lines of the Corporation between 1996 and 1997 make it impracticable to disclose comparative data for the year ended December 31, 1996.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

23. Litigation

  Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action lawsuit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRAs"). The aggregate balance of the IRAs was approximately $227 million at December 31, 1998. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRAs in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. The Supreme Court heard oral argument on November 16, 1998. Neither management nor counsel can predict the Supreme Court's decision or the timeframe within which the Supreme Court will reach its decision with any reasonable degree of certainty. Dauphin Deposit, which is now FMB Bank, has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

24. Condensed Parent Company Financial Information

  Following is condensed financial information of First Maryland Bancorp (parent company only):

                         CONDENSED STATEMENTS OF INCOME

                             First Maryland Bancorp

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (In thousands)
   Income:
     Dividends from subsidiaries:
       Bank subsidiaries........................ $147,000  $ 76,000  $210,000
       Nonbank subsidiaries.....................    8,175    87,447    17,162
     Interest income from subsidiaries:
       Bank subsidiaries........................   31,843    27,940     5,982
       Nonbank subsidiaries.....................    8,312     9,377     9,756
     Other interest and dividend income.........    5,539    12,908    24,057
     Other income...............................    4,494    16,748     7,905
                                                 --------  --------  --------
         Total income...........................  205,363   230,420   274,862
                                                 --------  --------  --------
   Expenses:
     Interest expense, short-term debt..........   15,780    16,900    17,478
     Interest expense, long-term debt...........   48,502    42,113    16,993
     Other expenses.............................  (14,633)   31,317     3,910
                                                 --------  --------  --------
         Total expenses.........................   49,649    90,330    38,381
                                                 --------  --------  --------
   Income before taxes and equity in
    undistributed net income of subsidiaries....  155,714   140,090   236,481
   Income tax (benefit) expense.................     (758)  (10,976)    1,603
                                                 --------  --------  --------
   Income before equity in undistributed net
    income of subsidiaries......................  156,472   151,066   234,878
   Equity in undistributed net income of
    subsidiaries(1).............................   61,651       122  (102,541)
                                                 --------  --------  --------
   Net income................................... $218,123  $151,188  $132,337
                                                 ========  ========  ========

--------
(1) Amount in brackets represents the excess of dividends paid over net income of subsidiaries.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION

                             First Maryland Bancorp

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                              (in thousands)
Assets
Cash.....................................................  $    1,459 $    9,494
Interest bearing deposits in other banks.................     161,086    105,296
Securities purchased under agreements to resell..........      20,000     20,000
Investment securities available-for-sale.................     192,021     78,963
Investment in subsidiaries:
  Bank subsidiaries......................................   1,358,818  2,112,775
  Nonbank subsidiaries...................................      79,752     88,234
Loans and advances to subsidiaries:
  Bank subsidiaries......................................     219,000    229,000
  Nonbank subsidiaries...................................     152,607    241,075
Loans, net of unearned income............................       8,775     15,950
Premises and equipment...................................       7,339      7,541
Intangible assets........................................     791,126        --
Other assets.............................................      62,742     60,598
                                                           ---------- ----------
    Total assets.........................................  $3,054,725 $2,968,926
                                                           ========== ==========
Liabilities and Stockholders' Equity
Short-term debt..........................................  $  319,964 $  335,116
Long-term debt...........................................     665,247    664,712
Other liabilities........................................      50,076     88,343
                                                           ---------- ----------
    Total liabilities....................................   1,035,287  1,088,171
4.50% Cumulative redeemable preferred stock, Series A, $5
 par value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares..............       8,111      7,898
Stockholders' equity.....................................   2,011,327  1,872,857
                                                           ---------- ----------
    Total liabilities, redeemable preferred stock and
     stockholders' equity................................  $3,054,725 $2,968,926
                                                           ========== ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                            First Maryland Bancorp

                                                Years ended December 31,
                                              -------------------------------
                                                1998      1997       1996
                                              --------  --------  -----------
                                                     (in thousands)
Operating Activities
Income before undistributed net income of
 subsidiaries................................ $156,472  $151,066  $   234,878
Adjustments to reconcile net income to net
 cash provided by operating activities.......  (39,448)   26,710       (2,462)
                                              --------  --------  -----------
    Net cash provided by operating
     activities..............................  117,024   177,776      232,416
                                              --------  --------  -----------
Investing Activities
Proceeds from sales of investment
 securities..................................   28,439    18,733       12,030
Proceeds from paydowns and maturities of
 investment securities(1)....................   23,045   141,327   15,048,558
Purchases of investment securities(1)........ (164,923)  (53,284) (15,041,705)
Net increase in short-term investments.......      --        --       (20,000)
Principal collected on loans of parent
 company.....................................    9,405     4,415        3,474
Loans originated by the parent company.......   (2,230)   (3,285)      (8,758)
Investment in subsidiaries...................   23,093   (37,539)     (42,355)
Net decrease (increase) in loans to
 subsidiaries, short-term....................   78,468   (28,629)     (22,254)
Long-term loans to subsidiaries..............      --    (45,000)    (113,000)
Principal collected on long-term loans to
 subsidiaries................................   20,000       --           --
Acquisitions.................................      --   (874,261)     (88,289)
Other, net...................................     (189)    1,894       (2,800)
                                              --------  --------  -----------
    Net cash provided by (used for) investing
     activities..............................   15,108  (875,629)    (275,099)
                                              --------  --------  -----------
Financing Activities
Net (decrease) increase in short-term
 borrowings..................................  (15,411)   14,498      (81,871)
Net increase in long-term borrowings from
 subsidiaries................................      --    152,905      151,663
Net increase (decrease) in short-term
 borrowings from subsidiaries................      259       (69)          69
Principal payments on long-term debt.........      --    (20,000)     (10,000)
Proceeds from the issuance of long-term
 debt........................................      --    196,951          --
Cash dividends paid..........................  (69,225)  (56,225)     (52,023)
                                              --------  --------  -----------
    Net cash (used by) provided by financing
     activities..............................  (84,377)  288,060        7,838
                                              --------  --------  -----------
Increase (decrease) in cash and cash
 equivalents(2)..............................   47,755  (409,793)     (34,845)
Cash and cash equivalents at January 1,......  114,790   524,583      559,428
                                              --------  --------  -----------
Cash and cash equivalents at December 31,.... $162,545  $114,790  $   524,583
                                              ========  ========  ===========

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

  Management assessed its internal control structure over financial reporting as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 1998.

  Management is also responsible for compliance with laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

  Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
First Maryland Bancorp:

  In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of First Maryland Bancorp at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Baltimore, Maryland
January 27, 1999

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable

                                   PART III

Item 10. Executive Officers of the Registrant

  The following table presents information concerning the executive officers of the Corporation. Unless otherwise noted, each was elected at the 1998 annual meeting of stockholders to serve until the 1999 annual meeting of stockholders, and each executive officer has been employed by the Corporation or one of its subsidiaries for the past five years.

                                                                               Year
          Name                            Positions Held                  Age Elected
          ----                            --------------                  --- -------
Jeremiah E. Casey....... Chairman of the Board of the Corporation and      59  1985
                          each of its subsidiaries

Frank P. Bramble(1)..... Chief Executive Officer of the Corporation and    50  1994
                          FMB Bank

Harry E. Berry.......... Executive Vice President and Chief Credit         53  1994
                          Officer of the Corporation and FMB Bank

Robert L. Carpenter,     Senior Vice President and Controller of the       45  1995
 Jr.....................  Corporation and FMB Bank

Bernard M. Cregg(1)..... Executive Vice President of the Corporation and   43  1998
                          FMB Bank

David M. Cronin......... Executive Vice President and Treasurer of the     49  1989
                          Corporation; Executive Vice President of FMB
                          Bank

Nicholas A. DeFelice.... Executive Vice President of the Corporation and   55  1998
                          FMB Bank

John A. Emens........... Executive Vice President of the Corporation and   54  1997
                          FMB Bank

Jerome W. Evans(1)...... Vice Chairman and Chief Financial Officer of the  52  1994
                          Corporation and FMB Bank

Thomas D.                Executive Vice President of the Corporation and   42  1998
 Fitzsimmons(1).........  FMB Bank

Susan M. Keating(1)..... President and Chief Operating Officer of the      48  1996
                          Corporation and FMB Bank

Brian L. King........... Executive Vice President and Chief                53  1996
                          Administrative Officer of the Corporation and
                          FMB Bank

Paul B. Shannon(1)...... Executive Vice President of the Corporation and   51  1997
                          FMB Bank

Denise G. Stokes(1)..... Executive Vice President of the Corporation and   45  1998
                          FMB Bank

--------
(1) Prior to joining the Corporation in April 1994, Mr. Bramble was Chairman of NationsBank of Maryland, N.A. and President and CEO of MNC Financial, Inc. Prior to joining the Corporation in January, 1997, Mr. Cregg was Head of Group Human Resources and Strategic Technology of Allied Irish Banks, p.l.c, director of AIB ltd. and a member of the Bank Council of Wielkopolski Bank Kredytowy SA. Prior to joining the Corporation in August 1994, Mr. Evans was an Executive Vice President of NationsBank of

   Maryland, N.A. and of MNC Financial, Inc. Prior to joining the Corporaton in August, 1994, Mr. Fitzsimmons was Senior Vice President of NationsBank of Maryland, N.A. Prior to joining the Corporation in January 1996, Ms. Keating was President and Senior Bank Executive of NationsBank of Maryland, N.A. and an Executive Vice President of MNC Financial, Inc. Prior to joining the Corporation in July 1997, Mr. Shannon was Vice Chairman and Chief Credit Policy Officer of Dauphin Deposit Corporation. Prior to joining the Corporation in May, 1996, Ms. Stokes was Regional Sales Manager for NationsBank's Mid-Atlantic Division.

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of the Corporation's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in the Corporation's definitive Information Statement, filed March 24, 1999 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

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

      (10.2) First Maryland Bancorp 1989 Long-Term Incentive Plan and Trust, dated June 20, 1989, and Amendment No. 1 thereto dated as of January 18, 1991**

      (10.3)  Amendment No. 2, dated April 1, 1994, to First Maryland Bancorp
              1989 Long-Term Incentive Plan and Trust, as amended***

      (10.4) First Maryland Bancorp Pension Plan for Executive Employees, as amended, effective January 1, 1986**

      (10.5)  Amendment to First Maryland Bancorp Pension Plan for Executive
              Employees, effective December 14, 1993***

      (10.6) First Maryland Bancorp Deferred Compensation Plan, as amended and restated, effective January 1, 1990**
      (10.7) Amendment No. 1 effective October 1, 1992, Amendment No. 2 effective January 20, 1993 and Amendment No. 3 effective
              September 20, 1993, to First Maryland Bancorp Deferred
              Compensation Plan***
      (10.8)  First Maryland Bancorp Deferred Compensation Amended and
              Restated Trust Agreement, dated September 23, 1988, Provident
              National Bank, trustee**
      (10.9)  First Maryland Bancorp Deferred Compensation Trust Agreement
              No. 2, effective July 13, 1990, Provident National Bank, trustee**
      (10.10) First Maryland Bancorp Deferred Compensation Trust Agreement
              No. 3, effective January, 25 1993, Provident National Bank, trustee***

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

  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First Maryland Bancorp

                                                   /s/ Frank P. Bramble
                                          By __________________________________
                                            (Frank P. Bramble, Chief Executive
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Frank P. Bramble           Chief Executive Officer      March 24, 1999
______________________________________
          (Frank P. Bramble)


PRINCIPAL FINANCIAL OFFICER:

        /s/ Jerome W. Evans            Vice Chairman and Chief      March 24, 1999
______________________________________  Financial Officer
          (Jerome W. Evans)


PRINCIPAL ACCOUNTING OFFICER:

    /s/ Robert L. Carpenter, Jr.       Senior Vice President and    March 24, 1999
______________________________________  Controller
      (Robert L. Carpenter, Jr.)

MAJORITY OF THE BOARD OF DIRECTORS:

Sherry F. Bellamy, James T. Brady, Frank P. Bramble, Benjamin L. Brown, Michael D. Buckley, Jeremiah E. Casey, J. Owen Cole, Edward A. Crooke, John F. Dealy, Mathias J. DeVito, Jerome W. Evans, Jerome W. Geckle, Frank A. Gunther, Jr., Curran W. Harvey, Jr., Margaret M. Heckler, Lee H. Javitch, Henry J. Knott, Jr., Andrew Maier, II, Thomas P. Mulcahy, William M. Passano, Jr. and
R. Champlin Sheridan

       /s/  Jerome W. Evans         Attorney-in-Fact            March 24, 1999
By ______________________________
        (Jerome E. Evans)