Form 10-Q
period 1999-03-31
FIRST MARYLAND BANCORP
filed 1999-05-11
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273
                       _________________________________

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

  All 597,763,495 outstanding shares of Common Stock, $1/7 par value, of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                   FIRST  MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                       Page No
                                                                       -------
Part I.  Financial Information
  Item 1. Financial Statements (Unaudited)
          Consolidated Statements of Income............................      3
          Consolidated Statements of Condition.........................      4
          Consolidated Statements of Changes in Stockholders' Equity...      5
          Consolidated Statements of Cash Flows........................      6
          Notes to Consolidated Financial Statements...................      7
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................     11
Part II. Other Information
  Item 1. Legal Proceedings............................................     20
  Item 6. Exhibits and reports on Form 8-K.............................     21
  Signatures...........................................................     21

ITEM 1. FINANCIAL STATEMENTS

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                               1999           1998
                                                                            ---------      ---------
                                                                              (IN THOUSANDS)
INTEREST INCOME
Interest and fees on loans and leases.................................      $ 194,151      $ 196,972
Interest and dividends on investment securities:
   Taxable............................................................         62,007         54,830
   Tax-exempt.........................................................          5,179          5,228
   Dividends..........................................................          1,731          2,247
Interest on loans held-for-sale.......................................            562          7,269
Other interest income.................................................            586          3,639
                                                                            ---------      ---------
     Total interest and dividend income...............................        264,216        270,185
                                                                            ---------      ---------
INTEREST EXPENSE
Interest on deposits..................................................         91,909         99,512
Interest on Federal funds purchased and other short-term borrowings...         27,017         21,476
Interest on long-term debt............................................         13,662         12,692
                                                                            ---------      ---------
     Total interest expense...........................................        132,588        133,680
                                                                            ---------      ---------
NET INTEREST INCOME...................................................        131,628        136,505
Provision for credit losses...........................................         11,630          8,871
                                                                            ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.................        119,998        127,634
                                                                            ---------      ---------
NONINTEREST INCOME
Service charges on deposit accounts...................................         29,117         25,550
Trust and investment advisory income..................................         19,963         16,148
Credit card income....................................................          6,396          5,018
Mortgage banking income...............................................          3,719         14,182
Other income..........................................................         19,471         28,160
Securities gains, net.................................................          5,283         30,432
Gain on sale of credit card loans.....................................              -         60,000
                                                                            ---------      ---------
     Total noninterest income.........................................         83,949        179,490
                                                                            ---------      ---------
NONINTEREST EXPENSE
Salaries and other personnel costs....................................         68,933         80,070
Equipment costs.......................................................         11,305         11,633
Occupancy costs.......................................................          9,512         10,211
Other operating expenses..............................................         34,170         39,384
Intangible assets amortization expense................................         12,765         14,224
                                                                            ---------      ---------
     Total noninterest expenses.......................................        136,685        155,522
                                                                            ---------      ---------
Income before income taxes............................................         67,262        151,602
Income tax expense....................................................         24,844         55,903
                                                                            ---------      ---------
NET INCOME............................................................      $  42,418      $  95,699
                                                                            =========      =========


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                                  (UNAUDITED)

                                                                                              MARCH 31,    DECEMBER 31,
                                                                                                 1999          1998
                                                                                             -----------   -----------
                                                                                                    (IN THOUSANDS,
                                                                                              EXCEPT PER SHARE AMOUNTS)
ASSETS
Cash and due from banks.................................................................     $    932,864  $  1,206,178
Interest bearing deposits in other banks................................................            1,357         1,478
Trading account securities..............................................................           32,977        42,528
Federal funds sold and securities purchased under resale agreements.....................            3,630       130,916
Investment securities available-for-sale................................................        4,746,138     4,815,087
Loans held-for-sale.....................................................................           65,567        84,254
Loans, net of unearned income of $198,235 and $199,471
   Commercial...........................................................................        3,364,800     3,452,416
   Commercial real estate...............................................................        2,369,742     2,305,639
   Residential mortgage.................................................................          760,453       827,103
   Retail...............................................................................        2,824,255     2,739,984
   Credit card..........................................................................           14,735        15,234
   Commercial leases receivable.........................................................          540,447       540,395
   Retail leases receivable.............................................................          321,459       318,582
   Foreign..............................................................................          330,882       365,067
                                                                                             ------------  ------------
     Total loans, net of unearned income................................................       10,526,773    10,564,420
Allowance for credit losses.............................................................         (157,351)     (157,351)
                                                                                             ------------  ------------
     Loans, net.........................................................................       10,369,422    10,407,069
                                                                                             ------------  ------------
Premises and equipment..................................................................          206,480       203,903
Due from customers on acceptances.......................................................            9,505        12,253
Intangible assets.......................................................................          880,401       893,584
Other assets............................................................................          630,953       497,670
                                                                                             ------------  ------------
     Total assets.......................................................................     $ 17,879,294  $ 18,294,920
                                                                                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Domestic deposits:
   Noninterest bearing deposits.........................................................     $  2,914,885  $  3,276,589
   Interest bearing deposits............................................................        8,949,099     8,623,861
Interest bearing deposits in foreign banking office.....................................          299,458       356,601
                                                                                             ------------  ------------
     Total deposits.....................................................................       12,163,442    12,257,051
Federal funds purchased and securities sold under repurchase agreements.................        1,663,353     2,185,794
Other borrowed funds, short-term........................................................          479,461       377,927
Bank acceptances outstanding............................................................            9,505        12,253
Accrued taxes and other liabilities.....................................................          762,846       586,137
Long-term debt..........................................................................          856,440       856,320
                                                                                             ------------  ------------
     Total liabilities..................................................................       15,935,047    16,275,482
                                                                                             ------------  ------------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
  preference per share: authorized and issued 90,000 shares.............................            8,167         8,111
Stockholders' equity:
7.875% Noncumulative preferred stock, Series A, $5 par value per share, $25
liquidation preference per share; authorized 8,910,000 shares; issued 6,000,000 shares..           30,000        30,000
Common Stock, $1/7 par value per share; authorized 1,200,000,000 shares,
   issued 597,763,495 shares............................................................           85,395        85,395
Capital surplus.........................................................................          701,988       701,988
Retained earnings.......................................................................        1,119,871     1,170,565
Accumulated other comprehensive income..................................................           (1,174)       23,379
                                                                                             ------------  ------------
     Total stockholders' equity.........................................................        1,936,080     2,011,327
                                                                                             ------------  ------------
     Total liabilities, redeemable preferred stock and stockholders' equity.............     $ 17,879,294  $ 18,294,920
                                                                                             ============  ============

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                            COMPRE-
                                                        PREFERRED   COMMON     CAPITAL      HENSIVE    RETAINED
                                                          STOCK      STOCK     SURPLUS      INCOME     EARNINGS    TOTAL
                                                         -------    -------    --------     -------    --------    -----
                                                                                       (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1998
---------------------------------
Balance, December 31, 1997............................  $ 30,000    $ 85,395   $ 701,988    $ 33,594   $1,021,880  $1,872,857
Net income............................................         -           -           -           -       95,699      95,699
Other comprehensive income, net of tax:
 Minimum pension liability adjustment.................         -           -           -        (240)           -        (240)
 Change in unrealized gains/losses on investment
  securities,  net of reclassification adjustment (1).         -           -           -     (20,741)           -     (20,741)
                                                                                                                   ----------
   Other comprehensive income.........................                                                                (20,981)
                                                                                                                   ----------
    Comprehensive income..............................         -           -           -           -            -      74,718
                                                                                                                   ----------
Accretion of redeemable preferred stock...............         -           -           -           -          (52)        (52)
Dividends declared on preferred stock.................         -           -           -           -       (2,955)     (2,955)
Dividends declared on redeemable preferred stock......         -           -           -           -         (101)       (101)
                                                        --------    --------   ---------    --------   ----------  ----------
Balance, March 31, 1998...............................  $ 30,000    $ 85,395   $ 701,988    $ 12,613   $1,114,471  $1,944,467
                                                        ========    ========   =========    ========   ==========  ==========

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
Balance, December 31, 1998............................  $ 30,000    $ 85,395   $ 701,988    $ 23,379   $1,170,565  $2,011,327
Net income............................................         -           -           -           -       42,418      42,418
Other comprehensive income, net of tax:
 Change in unrealized gains/losses on investment
  securities,  net of reclassification adjustment (1).         -           -           -     (24,553)           -     (24,553)
                                                                                                                   ----------
Other comprehensive income............................                                                                (24,553)
                                                                                                                   ----------
Comprehensive income..................................         -           -           -           -            -      17,865
                                                                                                                   ----------
Accretion of redeemable preferred stock...............         -           -           -           -          (56)        (56)
Dividends declared on common stock....................         -           -           -           -      (90,000)    (90,000)
Dividends declared on preferred stock.................         -           -           -           -       (2,955)     (2,955)
Dividends declared on redeemable preferred stock......         -           -           -           -         (101)       (101)
                                                        --------    --------   ---------    --------   ----------  ----------
Balance, March 31, 1999...............................  $ 30,000    $ 85,395   $ 701,988    $ (1,174)  $1,119,871  $1,936,080
                                                        ========    ========   =========    ========   ==========  ==========


(1)  DISCLOSURE OF RECLASSIFICATION AMOUNT:                                                    THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            ---------------------
                                                                                               1999        1998
                                                                                            ---------  ----------
     Net unrealized holding losses on investment securities arising during period........   $(21,359)  $  (1,455)
     Less: reclassification adjustment for realized gains included in net income.........      3,194      19,286
                                                                                            ---------  ----------
     Change in unrealized gains/losses on investment securities, net of tax..............   $(24,553)  $ (20,741)
                                                                                            =========  ==========


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                       (1)  THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                       -----------------------
                                                                                                           1999       1998
                                                                                                       -----------  -----------
                                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.....................................................................................        $   42,418   $    95,699
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses...................................................................            11,630         8,871
 Provision for other real losses...............................................................                 -           207
 Depreciation and amortization.................................................................            21,426        21,230
 Deferred income tax expense ..................................................................            12,958        16,825
 Net gain on the sale of assets................................................................            (6,224)      (90,455)
 Net decrease in loans originated for sale.....................................................            18,687       196,537
 Net (increase) decrease in trading account securities.........................................            (6,072)        3,996
 Net decrease in accrued interest receivable...................................................             5,335         4,091
 Net increase (decrease) in accrued interest payable...........................................               299        (2,221)
 Other, net....................................................................................           (61,791)        7,488
                                                                                                       -----------  -----------
  Net cash provided by operating activities....................................................            38,666       262,268
                                                                                                       -----------  -----------
INVESTING ACTIVITIES
 Proceeds from sales of investment securities available-for-sale...............................           727,297     1,915,185
 Proceeds from paydowns and maturities of investment securities available for sale.............           283,298       179,542
 Purchases of investment securities available-for-sale.........................................          (865,270)   (1,739,799)
 Net decrease (increase) in short-term investments.............................................           119,788       (80,313)
 Net receipts (disbursements) from lending activities of banking subsidiaries..................             5,944       (39,370)
 Principal collected on loans of nonbank subsidiaries..........................................             7,312        15,153
 Loans originated by nonbank subsidiaries......................................................            (5,490)      (10,891)
 Principal payments received underleases.......................................................             1,340         1,253
 Purchases of assets to be leased..............................................................              (614)         (744)
 Proceeds from the sale of other real estate...................................................             3,464         3,252
 Net purchases of premises and equipment.......................................................           (10,806)      (12,631)
 Proceeds from the sale of credit card loans...................................................                 -       197,369
 Other, net....................................................................................            14,195        (4,275)
                                                                                                       -----------  -----------
  Net cash provided by investing activities....................................................           280,458       423,731
                                                                                                       -----------  -----------
FINANCING ACTIVITIES
 Net decrease in deposits......................................................................           (93,609)      (38,965)
 Net decrease in short-term borrowings.........................................................          (405,894)     (496,242)
 Cash dividends paid...........................................................................           (93,056)       (3,056)
                                                                                                       -----------  -----------
  Net cash used for financing activities.......................................................          (592,559)     (538,263)
                                                                                                       -----------  -----------
Increase in cash and cash equivalents..........................................................          (273,435)      147,736
Cash and cash equivalents at January 1,........................................................         1,207,656     1,079,665
                                                                                                       -----------  -----------
Cash and cash equivalents at March 31,.........................................................        $  934,221   $ 1,227,401
                                                                                                       ==========   ===========
SUPPLEMENTAL DISCLOSURES
 Interest payments.............................................................................        $  132,289   $   135,901
 Income tax payments...........................................................................            21,307         1,610

NONCASH INVESTING AND FINANCING ACTIVITIES
 Loan charge-offs..............................................................................            13,878        10,434
 Transfers to other real estate and other assets owned.........................................            17,525         1,968

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of First Maryland Bancorp and subsidiaries ("The Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1998 Annual Report on Form 10-K.

2.  INVESTMENT SECURITIES

    The amortized cost and fair value of available-for-sale securities at March 31, 1999 are as follows:


                                                                           GROSS            GROSS
                                                        AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                                          COST             GAINS           LOSSES              VALUE
                                                     ---------------  ---------------   ------------        ------------
                                                                                (IN THOUSANDS)
U.S. Treasury and U.S. Government agencies.........       $  351,146          $   134     $  (2,054)          $  349,226
Mortgage-backed obligations........................        2,455,714            3,177       (17,735)           2,441,156
Collateralized mortgage                                      847,441            2,951        (3,166)             847,226
obligations........................................
Asset-backed securities............................          460,777            2,754          (103)             463,428
Obligations of states and political subdivisions...          420,669           10,226          (684)             430,211
Other debt securities..............................           34,864              -              -                34,864
Equity securities..................................          176,295            4,966        (1,234)             180,027
                                                          ----------          -------     ----------          ----------
     Total.........................................       $4,746,906          $24,208      $(24,976)          $4,746,138
                                                          ==========          =======     ==========          ==========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

3.  LINE OF BUSINESS REPORTING

    The Corporation has determined that its major lines of business are those that are based on the Corporation's method of internal reporting, which separates its business on the basis of products and services. The Corporation's reportable business lines are Retail Banking, Corporate Banking, Corporate Real Estate, Trust and Investment Advisory Services, and Treasury. Retail Banking provides loans, deposits, mutual fund and annuity products, and credit life insurance to consumers and commercial small business customers. Corporate Banking provides commercial loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. Corporate Real Estate provides construction and property loans and letters of credit to domestic corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Trust and Investment Advisory Services provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of the Corporation. Other business lines include smaller business units. The revenues and expenses in other business lines are primarily related to merchant services. Lines of business from which the Corporation has exited are classified under discontinued business lines. Discontinued business lines include any gain or loss realized on the sale of the assets of the business line. As the table indicates, gains on the sale of credit card loans in 1998 have been classified under discontinued business lines. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization of $12.3 million in 1999 and $13.5 million in 1998. Other also receives a credit for funds provided and charges for funds used.

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

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

     The following table presents operating information about each of the Corporation's business lines for the three months ended March 31, 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                                                                                      TRUST AND
                                                                         CORPORATE    INVESTMENT               OTHER       TOTAL
                                                     RECALL   CORPORATE    REAL        ADVISORY               BUSINESS   BUSINESS
(IN THOUSANDS)                                      BANKING    BANKING    ESTATE       SERVICES    TREASURY    LINES       LINES
                                                    -------    -------    ------       --------    --------    -----     --------
Net interest income (FTE)......................     $79,928    $43,723    $ 9,516      $   445     $ 7,655   $   291     $141,558
Noninterest income.............................      19,027     16,756      5,802       21,980       1,306    10,280       75,151
Securities gains, net..........................        -                     -            -          5,283       -          5,283
                                                    -------    -------    -------      -------     -------    ------     --------
  Total revenues...............................      98,955     60,479     15,318       22,425      14,244    10,571      221,992
Total noninterest expenses, excluding
  intangible asset amortization................      60,597     31,281      6,440       13,132       2,841     7,949      122,240
Goodwill and other intangible asset
amortization...................................         226        -          -            274          -        -            500
Provision for credit losses....................       3,281      4,639        444           17          -        908        9,289
                                                    -------    -------    -------      -------     -------    ------     --------
  Income before income taxes...................      34,851     24,559      8,434        9,002      11,403     1,714       89,963
Income tax expense (FTE).......................      13,701      9,658      1,611        3,606       4,132       665       33,373
                                                    -------    -------    -------      -------     -------    ------     --------
Net income.....................................     $21,150    $14,901    $ 6,823      $ 5,396     $ 7,271   $ 1,049     $ 56,590
                                                    =======    =======    =======      =======     =======    ======     ========
(IN MILLIONS)
Average assets.................................     $ 8,544    $ 5,299    $ 1,756      $    60     $ 4,892   $   182     $ 20,733
Average loans..................................       3,973      4,717      1,652           13           -        96       10,451
Average deposits...............................       8,123      1,570         73           47       2,094         -       11,907
Allocated equity...............................         410        610        152           11         144        13        1,340

                                                      TOTAL
                                                    BUSINESS                          CONSOLIDATED
                                                      LINES               OTHER          TOTAL
(IN THOUSANDS)                                      --------            ---------     -----------
Net interest income (FTE)......................     $141,558           $ (6,574)         $134,984
Non interest income............................       75,151              3,515            78,666
Securities gains, net..........................        5,283                  -             5,283
                                                    --------           --------          --------
    Total revenues.............................      221,992             (3,059)          218,933
Total noninterest expenses, excluding
    intangible asset amortization..............      122,240              1,680           123,920
Goodwill and other intangible asset
    amortization...............................          500             12,265            12,765
Provision for credit losses....................        9,289              2,341            11,630
                                                    --------           --------          --------
    Income before income taxes.................       89,963            (19,345)           70,618
Income tax  expense taxes......................       33,373             (5,173)           28,200
                                                    --------           --------          --------
    Net income.................................     $ 56,590           $(14,172)         $ 42,418
                                                    ========           ========          ========

(IN MILLIONS)
Average assets.................................     $ 20,733           $ (2,910)         $ 17,823
Average loans..................................       10,451                 85            10,536
Average deposits...............................       11,907                 88            11,995
Allocated equity...............................        1,340                670             2,010

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

  The table below presents operating information about each of the Corporation's segments for the three months ended March 31, 1998.

                                                                                TRUST AND                                 TOTAL
                                                                    CORPORATE   INVESTMENT                   OTHER      CONTINUING
                                                RETAIL  CORPORATE     REAL       ADVISORY                   BUSINESS     BUSINESS
(IN THOUSANDS)                                 BANKING   BANKING     ESTATE      SERVICES     TREASURY       LINES        LINES
                                               -------   -------     ------      --------     --------       -----        -----
Net interest income..........................  $80,680    $45,346    $ 8,805      $ 1,176        $ 7,393     $  135     $143,535
Noninterest income...........................   17,638     16,500      4,460       18,072          1,209      7,463       65,342
Securities gain, net.........................        -          -          -            -         30,432        -         30,432
                                               -------    -------    -------      -------        -------     ------     --------
   Total revenues............................   98,318     61,846     13,265       19,248         39,034      7,598      239,309
Total noninterest expense....................   58,210     25,874      5,263       12,115          2,784      5,940      110,186
Goodwill and other intangible assets.........      226          -          -          274              -          -          500
Provision for credit losses..................    2,204      3,244        573           18              -      2,176        8,215
                                               -------    -------    -------      -------        -------     ------     --------
   Income before income taxes................   37,678     32,728      7,429        6,841         36,250       (518)     120,408
Income tax expense (FTE).....................   14,869     12,955      2,604        2,806         12,426       (167)      45,493
                                               -------    -------    -------      -------        -------     ------     --------
   Net income................................  $22,809    $19,773    $ 4,825      $ 4,035        $23,824     $ (351)    $ 74,915
                                               =======    =======    =======      =======        =======     ======     ========

(IN MILLIONS)
Average assets...............................  $ 8,707    $ 5,040    $ 1,563      $   242        $ 4,171     $   95     $ 19,818
Average loans................................    3,699      4,486      1,500           13              -         29        9,727
Average deposits.............................    8,300      1,449         75          227          1,973          -       12,024
Allocated equity.............................      388        661        141           14            120         10        1,334


                                                         DISCONTINUED
(THOUSANDS)                                                BUSINESS                                         CONSOLIDATED
                                                            LINES               LINES          OTHER            TOTAL
                                                            -----               -----          -----            -----
Net interest income (FTE)....................             $143,535           $ 5,554        $ (8,688)         $140,401
Noninterest income...........................               65,342            22,763             953            89,058
Securities gain, net.........................               30,432                                 -            30,432
Gain on sale of credit card loans............                 -               60,000               -            60,000
                                                          --------           -------        --------          --------
   Total revenues............................              239,309            88,317          (7,735)          319,891
Total noninterest expenses...................              110,186            22,191           8,921           141,298
Goodwill and other intangible asset
   amortization..............................                  500               244          13,480            14,224
Provision for credit losses..................                8,215             1,568            (912)            8,871
                                                          --------           -------        --------          --------
   Income before income taxes................              120,408            64,314         (29,224)          155,498
Income tax expense (FTE).....................               45,493            24,649         (10,343)           59,799
                                                          --------           -------        --------          --------
   Net income................................             $ 74,915           $39,665        $(18,881)         $ 95,699
                                                          ========           =======        ========          ========
(IN MILLIONS)
Average assets...............................             $ 19,818           $ 1,018        $ (3,891)         $ 16,945
Average loans................................                9,727               581            (260)           10,048
Average deposits.............................               12,024                 -              78            12,102
Allocated equity.............................                1,334                97             491             1,922

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

     ANALYSIS OF FINANCIAL CONDITION

           The Corporation's total assets at March 31, 1999 were $17.9 billion, a $416 million decrease from the balance at December 31, 1998. The primary components of the decrease were cash and due from banks which decreased $273 million and Federal funds sold and repurchase agreements which decreased $127 million. The decline in cash and due from banks and the decrease in Federal funds sold and repurchase agreements coincides with a lower level of noninterest bearing demand deposits. Investment securities available for sale, and loans and leases, decreased $69 million and $38 million, respectively when compared to December 31, 1998. These decreases in assets were partially offset by an increase in other assets of $133 million which was primarily due to an $89 million increase in the fair value of foreign exchange option contracts due to an increase in foreign exchange options purchased in the current quarter.

           At March 31, 1999, investment securities available for sale of $4.7 billion had net unrealized losses of $0.8 million compared to net unrealized gains of $39.3 million at December 31, 1998. The taxable equivalent yield on the entire securities portfolio during the quarter was 6.17% compared to 6.25% for the fourth quarter of 1998. Investment securities sold in the first quarter of 1999 totaled $722 million and generated pre-tax gains of $5.3 million. The majority of the securities sold were U.S. Treasury securities and mortgage backed securities which were sold to reduce the duration of the investment securities portfolio. In the first quarter of 1999, the Corporation purchased $976 million of investment securities to replace $283 million of maturities, calls and paydowns of securities and the securities sold. First quarter purchases were primarily U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations.

           Loans and leases declined $38 million when compared to December 31, 1998. Growth in retail loans and commercial real estate loans was offset by decreases in other loan portfolios. Retail loans increased $84 million due to growth in home equity loans. Commercial real estate loans increased $64 million. Increased demand for commercial real estate financing was prompted by a decline in commercial real estate vacancies and an increase in commercial real estate rental rates in the Mid-Atlantic region. Commercial loans decreased $88 million, primarily due to lower credit line activity. Residential mortgage loans declined $67 million due to loan maturities and prepayments prompted by the favorable interest rate environment. Foreign loans decreased $34 million due to a decline in foreign maritime loans which resulted from $7.0 million in loan charge-offs, the reclassification of a $17 million foreign maritime loan to other assets, and loan paydowns.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

             Significant fluctuations in liabilities included a $362 million decline in noninterest bearing deposits from December 31, 1998 primarily due to normal seasonal fluctuations in demand deposit balances. Interest bearing deposits increased $268 million primarily due to growth in purchased deposits which increased $675 million from December 31, 1998. Excluding purchased deposits, interest bearing deposits decreased $407 million primarily due to a $294 million decrease in money market deposits, a $137 million decrease in consumer time deposits and a $17 million decrease in interest bearing demand deposits. These decreases were offset by a $41 million increase in savings deposits. The decrease in money market deposits is due to a $183 million decline in deposits from a financial services customer and the withdrawal of a $125 million mortgage escrow deposit from a corporate customer. Competitive pressures from non-bank financial services companies continue to be strong, especially mutual fund companies and broker dealers. The decline in consumer time deposits evidences the consumer trend toward higher yielding non-insured investment vehicles. To the extent that the Corporation must replace noninterest bearing or interest bearing deposits with purchased funds, the Corporation's cost of funds increases. Accrued taxes and other liabilities increased $177 million from December 31, 1998 primarily due to a $161 million accrued liability at March 31, 1999 which resulted from the use of trade date accounting for investment security purchases that will settle in the second quarter of 1999.


     ASSET QUALITY

             Nonperforming assets were $121.7 million at March 31, 1999, compared to $100.9 million at December 31, 1998, an increase of $20.8 million. Nonaccrual loans increased $5.1 million. Additions to nonperforming loans in the first quarter of 1999 aggregated $19.6 million and included the transfer to nonaccrual status of $7.7 million in foreign loans, $7.3 million in residential mortgages, $2.8 million in commercial loans and $1.8 million in commercial mortgages. These additions were offset by reductions in nonaccrual loans totaling $14.5 million due to paydowns and payoffs of nonaccrual loans totaling $3.5 million, charge-offs of $3.0 million, loans returned to accrual status of $2.7 million and transfers to other real estate and other assets owned of $5.3 million.

             Other real estate and other assets owned increased $2.0 illion when compared to December 31, 1998. Additions to other real estate owned totaled $3.7 million, including transfers from nonaccrual loans of $2.9 million. Sales and paydowns of other real estate owned totaled $2.5 million. Repossessed assets increased $0.8 million.

             Other nonperforming assets increased $13.8 million in the first quarter. Other nonperforming assets includes $36.9 million in nonperforming maritime loans. The Corporation has classified these loans as other nonperforming assets because the value of the loan collateral is equal to the loan principal and the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights into the loan agreement which will be triggered by certain events. These loans have been valued based on the estimated cash flows from the shipping vessels' operations using current shipping rates, as well as independent valuations. In addition, other nonperforming assets also includes a $2.8 million ownership interest in a commercial aircraft resulting from a lessee default on a commercial lease in which the Corporation was a participant. This asset is carried at fair value.

             The provision for credit losses for the first quarter of 1999 was $11.6 million compared to $8.9 million in the first quarter of 1998. The increase in the provision was primarily due to $7.0 million in foreign loan charge-offs in the first quarter, offset by a $3.2 million decrease in credit card charge-offs due to the sale of substantially all of the Corporation's credit card receivables in the first quarter of 1998. The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Thus far in 1999, these markets have not improved significantly. At March 31, 1999, the Corporation's total foreign maritime exposure was $275 million, including foreign maritime loans of $229 million, undrawn foreign maritime loan commitments of $9.1 million and $36.9 million in other foreign maritime assets. Nonperforming assets at March 31, 1999 included $13.4 million in nonaccrual maritime loans and $36.9 million in other nonperforming maritime assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

     The following table details information on the allowance for credit losses and net charge-offs for the three months ended March 31, 1999 and 1998 and risk assets at March 31, 1999 and December 31, 1998.

                            ASSET QUALITY ANALYSIS


ALLOWANCE FOR CREDIT LOSSES

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                          1999           1998
                                                                        --------       --------
                                                                             (IN THOUSANDS)
Beginning balance.................................................      $157,351       $168,186
Provision for credit losses.......................................        11,630          8,871
Net charge-offs...................................................       (11,630)        (8,871)
Allowance attributable to loans sold..............................           -           (6,850)
                                                                        --------       --------
    Ending balance................................................      $157,351       $161,336
                                                                        ========       ========


NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans..................................................          0.03%          0.33%
Commercial real estate loans......................................         (0.21)          0.07
Residential mortgages.............................................          0.81           0.14
Retail loans......................................................          0.54           0.36
Credit card loans.................................................          0.68          15.00
Commercial leases receivable......................................           -              -
Retail leases receivable..........................................          0.37           0.26
Foreign loans.....................................................          7.70            -
                                                                           -----          -----
   Total..........................................................          0.45%          0.36%

RISK ASSETS
                                                                         MARCH 31,       DECEMBER 31,
                                                                          1999             1998
                                                                        -----------    --------------
                                                                                  (IN THOUSANDS)
Nonaccrual loans:
Domestic:
   Commercial.....................................................        $ 18,661          $ 17,356
   Commercial real estate.........................................           7,608             6,332
   Residential mortgage...........................................          21,913            22,366
Foreign...........................................................          16,202            13,227
                                                                          --------          --------
     Total nonaccrual loans.......................................          64,384            59,281

Restructured loans (1)............................................               -                88
Other real estate and assets owned (2)............................          17,609            15,630
Other (3)                                                                   39,746            25,903
                                                                          --------          --------
     Total nonperforming assets...................................        $121,739          $100,902
                                                                          ========          ========

Accruing loans contractually past due 90 days or more as to
  principal or interest...........................................        $ 38,359          $ 40,469
                                                                          ========          ========

____________________


(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".
(2) Other real estate and other assets owned represent collateral on loans to which the Corporation has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(3) Other includes maritime loans discussed in detail under "Nonperforming Assets." Other also includes an interest in a commercial aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

ASSET QUALITY RATIOS

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          1999             1998
                                                                                       -----------    --------------
Nonperforming assets as a percentage of :
    Total loans, net of unearned income plus other foreclosed assets owed..........         1.15%            0.95%
    Total assets...................................................................         0.68             0.55

Allowance for credit losses as a percentage of :
    Period end loans...............................................................         1.49             1.49
    Nonperforming loans............................................................       244.39           265.04

CAPITAL ADEQUACY AND RESOURCES

     The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At March 31, 1999, the Corporation's tier 1 risk based capital ratio was 9.16% ($1.4 billion of Tier 1 capital) and its total risk based capital ratio was 12.44% ($1.8 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and noncumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

     Substantially the same capital requirements are applied to the Corporation's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at March 31, 1999 the Corporation and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            CAPITAL ADEQUACY RATIOS

                                                                   REGULATORY CAPITAL RATIOS
                                                                   -------------------------
                                                             TIER 1        TOTAL        LEVERAGE
                                                           ----------    ---------    ------------
The Corporation........................................       9.16%       12.44%           7.99%
FMB Bank...............................................       8.43        10.77            7.28
First Omni Bank, N.A...................................      34.69        35.40           21.24
Regulatory Guidelines:
   Minimum.............................................       4.00         8.00            3.00
   Well Capitalized....................................       6.00        10.00            5.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of First Maryland Bancorp. Dividends from subsidiaries totaled $91.1 million in the first quarter of 1999. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt and any preferred stock dividend requirements of the Corporation. On March 30, 1999, the Corporation paid a dividend of $90 million to its sole common shareholder, Allied Irish Banks, p.l.c.



ANALYSIS OF RESULTS OF OPERATIONS

     On February 13, 1998, the Corporation sold the residential first mortgage loan origination businesses of its mortgage banking subsidiaries to National City Mortgage Co. This transaction was at book value, and no gain or loss was recognized on the sale. Residential mortgage loans will be offered to the Corporation's customers through the retail branch system and the Corporation will continue to meet the needs of low and moderate income communities in its market.

     On February 25, 1998, the Corporation sold substantially all of its remaining credit card receivables, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA").
The Corporation realized a pre-tax gain of $60 million on the sale. BOANA and the Corporation have entered into an agreement whereby BOANA will provide retail credit card products and services to customers of the Corporation's bank subsidiaries on an agency basis.

     On January 19, 1999, the Corporation sold Hopper Soliday & Co., Inc., a full service investment banking and securities brokerage subsidiary. No gain or loss was recognized on this sale.

     The net income of the Corporation for the three months ended March 31, 1999 was $42.4 million, compared to $95.7 million for the three months ended March 31, 1998. Net income for the first quarter of 1999 included after tax investment securities gains of $3.2 million ($5.3 million pre-tax). Net income for the first quarter of 1998 included a $37.4 million after tax gain ($60.0 million pre-tax) on the sale of credit card receivables and a $19.3 million net after tax securities gains ($30.4 million pre-tax). Return on average assets and return on average common stockholder's equity were 0.97% and 8.56%, respectively, for the three months ended March 31, 1999 compared to 2.29% and 21.14% for the three months ended March 31, 1998.

  Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $53.9 million for the three months ended March 31, 1999 compared to $108.1 million for the three months ended March 31, 1998. Excluding investment securities gains, tangible net income was $50.7 million and return on average tangible assets and return on average tangible common equity were 1.21% and 19.32%, respectively, for the first quarter of 1999. Tangible net income for the first quarter of 1998, excluding the gain on the sale of credit card loans and investment securities gains was $52.7 million and return on average tangible assets and return on average tangible equity were 1.34% and 23.56%, respectively. As noted above under "Asset Quality", net income for the first quarter of 1999 was adversely affected by charge-offs and collection expenses associated with the foreign maritime portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

NET INTEREST INCOME

     The largest source of the Corporation's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a tax equivalent basis for the first quarter of 1999 was $135.0 million, a decrease of $5.4 million from the first quarter of 1998. Net interest income from core deposits (total deposits less purchased time and foreign deposits) declined $5.7 million on a product spread basis. The decrease was due to a lower volume of money market and consumer time deposits combined with a reduction in net interest spreads on interest bearing deposits. The decrease in credit card receivables resulted in a $1.9 million decline in net interest income. As previously noted, the Corporation sold substantially all of its remaining credit card receivables in the first quarter of 1998. Net interest income from loans held for sale declined $1.7 million. This decrease was primarily due to the sale of the Corporation's residential first mortgage loan origination businesses in the first quarter of 1998. The remaining decrease in net interest income is due to a decline in income from treasury activities of $1.4 million. Offsetting these decreases in net interest income was a $3.8 million increase in net interest income from non credit card loans. This increase is primarily due to a higher volume of loans in the current quarter. In addition, interest free funding sources available to fund earning assets or reduce interest bearing liabilities ("net free funds") generated an additional $1.6 million in net interest income in 1999.

     The Corporation's net interest margin was 3.57% for the first quarter of 1999 compared to 3.89% for the first quarter of 1998. The decline in net interest margin is primarily due to lower spreads on core deposits and lower income from treasury activities.

     The following table provides additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the three months ended March 31, 1999, December 31, 1998 and March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

      AVERAGE BALANCES, INTEREST YIELDS AND RATES AND NET INTEREST MARGIN
                             (Tax Equivalent Basis)

                                                                              THREE MONTHS ENDED
                                                  -----------------------------------------------------------------------
                                                             MARCH 31, 1999                     DECEMBER 31, 1998
                                                  ----------------------------------   ----------------------------------
                                                   AVERAGE                   YIELD/     AVERAGE                    YIELD/
                                                   BALANCE   INTEREST (1)  RATE (1)     BALANCE   INTEREST (1)   RATE (1)
                                                  ---------  ------------  --------    ---------  ------------   --------
                                                                                              (DOLLARS IN MILLIONS)
ASSETS
Earning assets:
 Trading account securities...................    $    28.4    $    0.3       4.76     $    51.0    $     0.7       5.15%
 Money market investments.....................         22.3         0.3       4.61          68.4          0.9       5.11
Investment securities:
 Taxable......................................      4,130.8        62.0       6.09       3,676.4         56.6       6.11
 Tax exempt...................................        410.6         7.6       7.53         429.4          8.2       7.62
 Equity investments...........................        159.7         1.8       4.73         196.7          3.0       6.07
                                                  ---------    ---------   --------    ---------    ---------    --------
  Total investment securities.................      4,701.2        71.5       6.17       4,302.5         67.8       6.25
                                                  ---------    ---------   --------    ---------    ---------    --------
Loans held for sale...........................         35.5         0.6       6.43          76.1          1.8       9.28
Loans (net of unearned income):
 Commercial...................................      3,402.7        59.6       7.10       3,340.7         61.5       7.31
 Commercial real estate.......................      2,340.2        45.8       7.94       2,256.3         46.4       8.15
 Residential..................................        796.0        14.9       7.60         823.0         16.3       7.85
 Retail.......................................      2,752.9        55.1       8.12       2,773.3         57.4       8.21
 Credit card..................................         15.0         0.4      10.53          15.4          0.4      10.69
 Commercial leases receivable.................        540.5         7.4       5.56         505.2          6.7       5.25
 Retail leases receivable.....................        320.6         6.0       7.60         319.1          6.0       7.45
 Foreign......................................        368.2         5.7       6.27         416.0          6.9       6.62
                                                  ---------    ---------   --------    ---------    ---------    --------
  Total loans.................................     10,536.0       194.9       7.50      10,448.9        201.6       7.66
                                                  ---------    ---------   --------    ---------    ---------    --------
   Total earning assets.......................     15,323.4       267.6       7.08      14,946.9        272.8       7.24
Allowance for credit losses...................       (157.4)                              (158.9)
Cash and due from banks.......................        966.1                                952.5
Other assets..................................      1,690.4                              1,717.5
                                                  ---------                            ---------
 Total assets.................................    $17,822.5                            $17,458.0
                                                  =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
 Interest bearing demand......................    $   139.3    $    0.8       2.24%    $   338.7    $     1.5       1.76%
 Money market accounts........................      2,726.5        19.4       2.89       2,524.5         19.8       3.11
 Savings......................................      1,388.3         7.8       2.29       1,389.2          7.9       2.26
 Other consumer time..........................      3,045.8        39.5       5.26       3,187.4         42.0       5.23
 Large denomination time......................      1,521.6        19.6       5.23       1,116.5         15.8       5.63
Deposits in foreign banking office............        399.0         4.8       4.88         431.1          5.6       5.19
                                                  ---------    ---------   --------    ---------    ---------    --------
  Total interest bearing deposits.............      9,220.4        91.9       4.04       8,987.4         92.7       4.09
                                                  ---------    ---------   --------    ---------    ---------    --------
Funds purchased...............................      1,891.6        21.9       4.69       1,790.1         21.7       4.83
Other borrowed funds, short-term..............        443.4         5.1       4.70         478.1          5.7       4.76
Long-term debt................................        856.4        13.7       6.47         717.1         12.6       6.97
                                                  ---------    ---------   --------    ---------    ---------    --------
  Total interest bearing liabilities..........     12,411.8       132.6       4.33      11,972.7        132.8       4.40
                                                  ---------    ---------   --------    ---------    ---------    --------
Noninterest bearing deposits..................      2,774.9                              2,785.8
Other liabilities.............................        617.6                                676.3
Redeemable preferred stock....................          8.1                                  8.1
Stockholders' equity..........................      2,010.1                              2,015.2
                                                  ---------                            ---------
Total liabilities and stockholders' equity....    $17,822.5                            $17,458.0
                                                  =========                            =========

Net interest income, tax equivalent basis.....                 $  135.0                             $   140.0
                                                               =========                            =========
Net interest spread...........................                                2.75%                                 2.84%
Contribution of interest free sources of funds                                0.82                                  0.88
Net interest margin...........................                                3.57                                  3.72


                                                          THREE MONTHS ENDED
                                                  ----------------------------------
                                                            MARCH 31, 1998
                                                  ----------------------------------
                                                   AVERAGE                   YIELD/
                                                   BALANCE   INTEREST (1)  RATE (1)
                                                  ---------  ------------  --------
   ...........................................
ASSETS
Earning assets:
 Trading account securities...................    $    33.8  $      0.5      6.01
 Money market investments.....................        228.4         3.1      5.57
Investment securities:
 Taxable......................................      3,351.8        54.8      6.63
 Tax exempt...................................        410.6         7.8      7.72
 Equity investments...........................        172.6         2.6      6.19
                                                  ---------  ----------     -------
  Total investment securities.................      3,935.1        65.3      6.73
                                                  ---------  ----------     -------
Loans held for sale...........................        375.2         7.3      7.86
Loans (net of unearned income):
 Commercial...................................      2,969.9        56.9      7.77
 Commercial real estate.......................      2,227.8        46.9      8.53
 Residential..................................        964.7        17.5      7.36
 Retail.......................................      2,573.9        53.7      8.46
 Credit card..................................         87.7         3.4     15.58
 Commercial leases receivable.................        463.2         5.8      5.08
 Retail leases receivable.....................        306.9         5.7      7.59
 Foreign......................................        453.5         8.0      7.15
                                                  ---------  ----------     -------
  Total loans.................................     10,047.6       197.9      7.99
                                                  ---------  ----------     -------
   Total earning assets.......................     14,620.1       274.1      7.60
Allowance for credit losses...................       (164.9)
Cash and due from banks.......................        878.5
Other assets..................................      1,611.4
                                                  ---------
 Total assets.................................    $16,945.1
                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
 Interest bearing demand......................    $   582.6  $      2.1      1.44%
 Money market accounts........................      2,054.6        15.9      3.15
 Savings......................................      1,576.8        10.2      2.62
 Other consumer time..........................      3,361.3        43.4      5.24
 Large denomination time......................      1,748.3        24.9      5.78
Deposits in foreign banking office............        217.3         3.0      5.53
                                                  ---------  ----------     -------
  Total interest bearing deposits.............      9,540.9        99.5      4.23
                                                  ---------  ----------     -------
Funds purchased...............................      1,151.5        14.9      5.25
Other borrowed funds, short-term..............        512.2         6.6      5.20
Long-term debt................................        705.9        12.7      7.29
                                                  ---------  ----------     -------
  Total interest bearing liabilities..........     11,910.4       133.7      4.55
                                                  ---------  ----------     -------
Noninterest bearing deposits..................      2,561.9
Other liabilities.............................        543.0
Redeemable preferred stock....................          7.9
Stockholders' equity..........................      1,922.0
                                                  ---------
  Total liabilities and stockholders'.........    $16,945.1
                                                  =========
Net interest income, tax equivalent basis.....               $    140.4
                                                             ==========
Net interest spread...........................                               3.05%
Contribution of interest free source funds....                               0.84
Net interest margin...........................                               3.89

_____________________________
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NONINTEREST INCOME

     The following table presents the components of noninterest income for the three months ended March 31, 1999 and 1998.

                              NONINTEREST INCOME

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,                    NET CHANGE
                                                                  --------------------------  ----------------------------
                                                                      1999          1998         DOLLAR         PERCENT
                                                                  ------------  ------------  -------------  -------------
                                                                                  (DOLLARS IN THOUSANDS)
Service charges on deposit accounts..........................         $ 29,117      $ 25,550      $  3,567           14.0%
Trust and investment advisory fees...........................           19,963        16,148         3,815           23.6
Credit card income...........................................            6,396         5,018         1,378           27.5
Mortgage banking income......................................            3,719        14,182       (10,463)         (73.8)
Other income.................................................           19,471        28,160       ( 8,689)         (30.9)
                                                                      --------      --------      --------        -------
     Total fees and other income.............................           78,666        89,058       (10,392)         (11.7)
Securities gains, net........................................            5,283        30,432       (25,149)         (82.6)
Gain on sale of credit card loans............................                -        60,000       (60,000)             -
                                                                      --------      --------      --------         ------
   Total noninterest income..................................         $ 83,949      $179,490      $(95,541)         (53.2)%
                                                                      ========      ========      ========         ======


     The Corporation's noninterest income for the first quarter of 1999 was $83.9 million, a $95.5 million (53.2%) decrease from noninterest income for the first quarter of 1998. Noninterest income for the first quarter of 1999 included investment security gains of $5.3 million. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment security gains of $30.4 million. Excluding these items, total fees and other income decreased $10.4 million (11.7%) when compared to 1998. Service charges on deposit accounts increased $3.6 million (14.0%) primarily due to a higher level of retail deposit service charges. Trust and investment advisory fees increased $3.8 million (23.6%) primarily due to a higher level of proprietary funds management fees and investment advisory fees. Credit card income increased $1.4 million (27.5%). Merchant bankcard income increased $2.5 million, offset by a decline in credit card fees due to the sale of the Corporation's credit card receivables in the first quarter of 1998. Mortgage banking income decreased $10.5 million due to the sale of the residential mortgage origination businesses in the first quarter of 1998. Income from nonresidential mortgage banking activities increased $1.5 million when compared to 1998. Other income decreased $8.7 million. Securities sales and fees decreased $4.7 million due to the sale of Hopper Soliday in January 1999. Servicing income decreased $3.8 million due to the absence of servicing income from the Corporation's securitized credit card portfolio which was sold in the first quarter of 1998. Trading income decreased $1.2 million. Other income in 1999 included a $0.9 million in gain on the sale of other real estate owned while other income in 1998 included a $1.2 million gain on the payoff of a troubled debt restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


NONINTEREST EXPENSES

     The following table presents the components of noninterest expenses for the three months ended March 31, 1999 and 1998.


                             NONINTEREST EXPENSES

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,                   NET CHANGE
                                                                      ------------------               ----------
                                                                      1999          1998         DOLLAR         PERCENT
                                                                      ----          ----         ------         -------
                                                                                   (DOLLARS IN THOUSANDS)
Salaries and other personnel costs...............................     $ 68,933      $ 80,070      $(11,137)         (13.9)%
Equipment costs..................................................       11,305        11,633          (328)         ( 2.8)
Occupancy costs..................................................        9,512        10,211          (699)          (6.8)
Other operating expenses:
 External services...............................................        7,485         7,988          (503)          (6.3)
 Postage and communications......................................        5,726         6,156          (430)          (7.0)
 Lending and collection..........................................        5,168         2,966         2,202           74.2
 Professional service fees.......................................        2,017         4,136        (2,119)         (51.2)
 Advertising and marketing.......................................        1,991         4,375        (2,384)         (54.5)
 Other...........................................................       11,783        13,763        (1,980)         (14.4)
                                                                      --------      --------      --------         ------
  Total operating expenses.......................................      123,920       141,298       (17,378)         (12.3)
Intangible assets amortization expense...........................       12,765        14,224        (1,459)         (10.3)
                                                                      --------      --------      --------         ------
   Total noninterest expenses....................................     $136,685      $155,522      $(18,837)         (12.1)%
                                                                      ========      ========      ========         ======


     The Corporation's noninterest expenses for the quarter ended March 31, 1999 were $136.7 million, an $18.8 million (12.1%) decrease from noninterest expenses for the quarter ended March 31, 1998. Intangible asset amortization expenses decreased $1.5 million. Total operating expenses decreased $17.4 million (12.3%). Salaries and other personnel costs decreased $11.1 million (13.9%) primarily due a decline in employees resulting from the sale of the credit card and residential first mortgage loan origination businesses in the first quarter of 1998. External services expense decreased $0.5 million (6.3%) due to lower credit card processing expenses as a result of the sale of credit the card business in February 1998. Postage and communications expenses decreased $430 thousand (7.0%). Lending and collection expenses increased $2.2 million due primarily to lending and collection expenses associated with the Corporation's foreign maritime loan portfolio which totaled $3.2 million in 1999. Professional service fees decreased $2.1 million due to lower contract programming and professional fees related to system conversions and Year 2000 compliance in the current period and lower legal fees in 1999. Advertising and marketing expense decreased $2.4 million (54.5%). Advertising expense is expected to increase significantly in the second quarter of 1999 in conjunction with a change in the name of the Corporation to Allfirst Financial, Inc. scheduled for June 28, 1999.

YEAR 2000

     There has been no significant change in the cost of compliance or the schedule for completion of Year 2000 testing in 1999.

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

INTEREST RATE RISK MANAGEMENT

        Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At the end of March 1999, the interest rate risk position of the Corporation had not changed significantly from the risk position at December 31, 1998 and the Corporation's equity at risk and earnings at risk remained in compliance with the Corporation's policy limits.

FIXED INCOME, DERIVATIVE AND FOREIGN EXCHANGE RISK MANAGEMENT

        The Corporation maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first quarter of 1999.

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action lawsuit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRAs"). The aggregate balance of the IRAs was approximately $217 million at March 31, 1999. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRAs in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. The Supreme Court heard oral argument on November 16, 1998. On March 26, 1999, the Supreme Court affirmed the decision of the Superior Court. The class filed an application for reargument with the Supreme Court on April 9, 1999 to which Dauphin Deposit responded on April 16, 1999. Neither management nor counsel can predict the Supreme Court's decision as to whether to hear reargument of the case or the timeframe within which the Supreme Court will reach its decision with any reasonable degree of certainty. Dauphin Deposit, which is now FMB Bank, has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                The following exhibit is furnished to this Form 10-Q:

                (27)  Financial Data Schedule

        (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1999.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First Maryland Bancorp

May 11, 1999                             By    /s/ Jerome W. Evans
                                           -----------------------
                                           Executive Vice President and Chief
                                           Financial Officer

May 11, 1999                             By    /s/ Robert L. Carpenter, Jr.
                                           --------------------------------
                                            Senior Vice President and
                                            Controller