Form 10-Q
period 1999-06-30
FIRST MARYLAND BANCORP
filed 1999-08-12
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------

                                   FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           --       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

           The Allfirst  Building
           25 South Charles Street
           Baltimore, Maryland                        21201
 (Address of principal executive offices)          (zip code)

                                 410-244-4000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                       --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     All 597,763,495 outstanding shares of Common Stock, $1/7 par value, of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                                                      Page No
                                                                                                      -------
Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)
                  Consolidated Statements of Income..............................................        3
                  Consolidated Statements of Condition...........................................        4
                  Consolidated Statements of Changes in Stockholders' Equity.....................        5
                  Consolidated Statements of Cash Flows..........................................        6
                  Notes to Consolidated Financial Statements.....................................        7
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................        15
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................       28
Part II.  Other Information
     Item 1.  Legal Proceedings..................................................................        28
     Item 6.  Exhibits and reports on Form 8-K...................................................        29
     Signatures..................................................................................        29

  Item 1. Financial Statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                    ------------------           ----------------
                                                                    1999          1998           1999         1998
                                                                    ----          ----           ----         ----
                                                                                    (in thousands)
Interest Income
Interest and fees on loans and leases ...........................   $ 194,722    $ 197,171   $ 388,873   $ 394,143
Interest and dividends on investment securities:
     Taxable ....................................................      58,028       56,175     120,035     111,005
     Tax-exempt .................................................       5,122        5,351      10,301      10,579
     Dividends ..................................................       2,379        3,233       4,110       5,480
Interest on loans held-for-sale .................................         435        5,429         997      12,698
Other interest income ...........................................         796        2,399       1,382       6,038
                                                                    ---------    ---------   ---------   ---------
          Total interest and dividend income ....................     261,482      269,758     525,698     539,943
                                                                    ---------    ---------   ---------   ---------
Interest Expense
Interest on deposits ............................................      88,632       99,396     180,541     198,908
Interest on Federal funds purchased and other
     short-term borrowings ......................................      24,837       21,328      51,854      42,804
Interest on long-term debt ......................................      13,651       12,217      27,313      24,909
                                                                    ---------    ---------   ---------   ---------
          Total interest expense ................................     127,120      132,941     259,708     266,621
                                                                    ---------    ---------   ---------   ---------
Net Interest Income .............................................     134,362      136,817     265,990     273,322
Provision for credit losses .....................................       9,349        5,251      20,979      14,122
                                                                    ---------    ---------   ---------   ---------
Net Interest Income After Provision for
Credit Losses ...................................................     125,013      131,566     245,011     259,200
                                                                    ---------    ---------   ---------   ---------
Noninterest Income
Service charges on deposit accounts .............................      28,020       27,763      57,137      53,313
Trust and investment advisory income ............................      19,931       17,940      39,894      34,088
Credit card income ..............................................       7,402        6,102      13,798      11,120
Mortgage banking income .........................................       2,103        7,173       5,822      21,355
Other income ....................................................      25,996       20,944      45,467      49,104
Securities gains, net ...........................................        (292)       9,921       4,991      40,353
Gain on sale of credit card loans ...............................           -            -           -      60,000
                                                                    ---------    ---------   ---------   ---------
     Total noninterest income ...................................      83,160       89,843     167,109     269,333
                                                                    ---------    ---------   ---------   ---------
Noninterest Expense
Salaries and other personnel costs ..............................      68,311       74,363     137,244     154,433
Equipment costs .................................................      13,229       10,067      24,534      21,700
Occupancy costs .................................................       8,741        9,213      18,253      19,424
Other operating expenses ........................................      45,781       38,593      79,951      77,977
Intangible assets amortization expense ..........................      12,749       13,787      25,514      28,011
                                                                    ---------    ---------   ---------   ---------
     Total noninterest expenses .................................     148,811      146,023     285,496     301,545
                                                                    ---------    ---------   ---------   ---------
Income before income taxes ......................................      59,362       75,386     126,624     226,988
Income tax expense ..............................................      21,811       27,932      46,655      83,835
                                                                    ---------    ---------   ---------   ---------
Net Income ......................................................   $  37,551    $  47,454   $  79,969   $ 143,153
                                                                    =========    =========   =========   =========

          See accompanying notes to consolidated financial statements

                   FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                                           June 30,     December 31,
                                                                                            1999            1998
                                                                                        -----------    ------------
                                                                                               (in thousands,
                                                                                         except per share amounts)
Assets
Cash and due from banks ........................................................       $    982,183    $  1,206,178
Interest bearing deposits in other banks .......................................              1,356           1,478
Trading account securities .....................................................             22,116          42,528
Federal funds sold and securities purchased under resale agreements ............             10,330         130,916
Investment securities available-for-sale .......................................          4,285,842       4,815,087
Loans held-for-sale ............................................................              9,818          84,254
Loans, net of unearned income of $196,797 and $199,471
     Commercial ................................................................          3,514,623       3,452,416
     Commercial real estate ....................................................          2,442,834       2,305,639
     Residential mortgage ......................................................            713,687         827,103
     Retail ....................................................................          2,867,438       2,739,984
     Credit card ...............................................................             14,800          15,234
     Commercial leases receivable ..............................................            540,100         540,395
     Retail leases receivable ..................................................            335,590         318,582
     Foreign ...................................................................            299,642         365,067
                                                                                        -----------    ------------
          Total loans, net of unearned income ..................................         10,728,714      10,564,420
Allowance for credit losses ....................................................           (157,351)       (157,351)
                                                                                        -----------    ------------
          Loans, net ...........................................................         10,571,363      10,407,069
                                                                                        -----------    ------------
Premises and equipment .........................................................            205,308         203,903
Due from customers on acceptances ..............................................              5,050          12,253
Intangible assets ..............................................................            867,212         893,584
Other assets ...................................................................            728,470         497,670
                                                                                       ------------    ------------
Total assets ...................................................................       $ 17,689,048    $ 18,294,920
                                                                                       ============    ============

Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits ..............................................       $  2,895,932    $  3,276,589
     Interest bearing deposits .................................................          8,812,363       8,623,861
Interest bearing deposits in foreign banking office ............................            248,566         356,601
                                                                                       ------------    ------------
          Total deposits .......................................................         11,956,861      12,257,051
Federal funds purchased and securities sold under repurchase agreements ........          1,596,855       2,185,794
Other borrowed funds, short-term ...............................................            570,148         377,927
Bank acceptances outstanding ...................................................              5,050          12,253
Accrued taxes and other liabilities ............................................            735,843         586,137
Long-term debt .................................................................            896,180         856,320
                                                                                       ------------    ------------
        Total liabilities ......................................................         15,760,937      16,275,482
                                                                                       ------------    ------------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
     liquidation preference per share; authorized and issued 90,000 shares .....              8,224           8,111
Stockholders' equity:
7.875% Non-cumulative preferred stock, Series A, $5 par value per share,
     $25 liquidation preference per share; authorized 8,910,000 shares; issued
     6,000,000 shares ..........................................................             30,000          30,000
Common Stock, $1/7 par value per share; authorized 1,200,000,000 shares,
     issued 597,763,495 shares .................................................             85,395          85,395
Capital surplus ................................................................            701,988         701,988
Retained earnings ..............................................................          1,154,863       1,170,565
Accumulated other comprehensive income .........................................            (52,359)         23,379
                                                                                       ------------    ------------
       Total stockholders' equity ..............................................          1,919,887       2,011,327
                                                                                       ------------    ------------
       Total liabilities, redeemable preferred stock and stockholders' equity ..       $ 17,689,048    $ 18,294,920
                                                                                       ============    ============

          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)


                                                                                           Accumulated
                                                                                              Other
                                                                                             Compre-
                                                Preferred         Common         Capital     hensive       Retained
                                                  Stock            Stock         Surplus      Income       Earnings       Total
                                                  -----            -----         -------      ------       --------       -----
                                                                          (in thousands)
Six Months Ended June 30, 1998
------------------------------
Balance, December 31, 1997                     $    30,000    $    85,395    $   701,988   $    33,594    $ 1,021,880   $ 1,872,857
Net income ..................................            -              -              -             -        143,153       143,153
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ...            -              -              -          (240)             -          (240)
     Change in unrealized gains/losses on
      investment securities, net of
      reclassification adjustment (1) .......            -              -              -       (17,996)             -       (17,996)
                                                                                                                         -----------
         Other comprehensive income .........                                                                               (18,236)
                                                                                                                         -----------
            Comprehensive income ............            -              -              -             -              -       124,917
                                                                                                                         -----------
Accretion of redeemable preferred stock .....            -              -              -             -           (104)         (104)
Dividends declared on common stock ..........            -              -              -             -        (57,000)      (57,000)
Dividends declared on preferred stock ......             -              -              -             -         (5,910)       (5,910)
Dividends declared on redeemable preferred
stock .......................................            -              -              -             -           (203)         (203)
                                               -----------   ------------    -----------   -----------    -----------    -----------
Balance, June 30, 1998 ......................  $    30,000    $    85,395    $   701,988   $    15,358    $ 1,101,816   $ 1,934,557
                                               ===========    ===========    ===========   ===========    ===========    ===========


Six Months Ended June 30, 1999
------------------------------
Balance, December 31, 1998 ..................  $    30,000    $    85,395    $   701,988   $    23,379    $ 1,170,565   $ 2,011,327
Net income ..................................            -              -              -             -         79,969        79,969
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ...            -              -              -          (603)             -          (603)
     Change in unrealized gains/losses on
      investment securities, net of
      reclassification adjustment (1) .......            -              -             -        (75,135)             -       (75,135)
                                                                                                                       -------------
         Other comprehensive income .........                                                                               (75,738)
                                                                                                                       -------------
            Comprehensive income ............            -              -              -             -              -         4,231
                                                                                                                       -------------
Accretion of redeemable preferred stock .....            -              -              -             -           (113)         (113)
Dividends declared on common stock ..........            -              -              -             -        (90,000)      (90,000)
Dividends declared on preferred stock .......            -              -              -             -         (5,355)       (5,356)
Dividends declared on redeemable preferred
stock .......................................            -              -              -             -           (203)         (202)
                                               -----------    -----------    -----------   -----------    -----------  -------------
Balance, June 30, 1999 ......................  $    30,000    $    85,395    $   701,988   $   (52,359)   $ 1,154,863  $   1,919,887
                                               ===========    ===========    ===========   ===========    ===========    ===========



(1) Disclosure of reclassification amount:

                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                         --------------------------
                                                                                                              1999           1998
                                                                                                          -----------    -----------

Net unrealized holding gains (losses) on investment securities arising
    during period                                                                                         $ (72,118)     $   7,509
Less: reclassification adjustment for realized gains included in net income                                   3,017         25,505
                                                                                                          ----------     ----------
Change in unrealized gains/losses on investment securities, net of tax                                    $ (75,135)     $ (17,996)
                                                                                                         ===========    ===========





          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                       ------------------------------
                                                                                            1999           1998
                                                                                            -----          ----
                                                                                                (in thousands)
Operating Activities
Net income .........................................................................      $   79,969     $  143,153
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses ....................................................          20,979         14,122
    Provision for other real estate losses .........................................           1,890            337
    Depreciation and amortization ..................................................          42,932         41,992
    Deferred income tax expense ....................................................          25,603         30,951
    Net gain on the sale of assets .................................................          (6,357)      (100,504)
    Net decrease in loans originated for sale ......................................          74,436        291,523
    Net decrease (increase) in trading account securities ..........................           4,789         (8,678)
    Net (increase) decrease in accrued interest receivable .........................             (63)         5,872
    Net increase in accrued interest payable........................................           6,317            443
    Other, net......................................................................         (49,841)        (2,462)
                                                                                          ----------     ----------
           Net cash provided by operating activities                                         200,654        416,749
                                                                                          ----------     ----------
Investing Activities
    Proceeds from sales of investment securities available-for-sale ................       1,334,194      2,387,538
    Proceeds from paydowns and maturities of investment securities
        available-for-sale .........................................................         492,690        412,804
    Purchases of investment securities available-for-sale ..........................      (1,434,847)    (2,285,978)
    Net decrease (increase) in short-term investments ..............................         113,088        (37,674)
    Net disbursements from lending activities of banking subsidiaries...............        (208,491)      (301,454)
    Principal collected on loans of nonbank subsidiaries ...........................           6,789         33,219
    Loans originated by nonbank subsidiaries .......................................          (5,097)       (21,774)
    Principal payments received under leases .......................................           2,832          2,702
    Purchases of assets to be leased ...............................................            (693)        (1,440)
    Proceeds from the sale of other real estate.....................................          22,137          5,269
    Net purchases of premises and equipment ........................................         (18,043)       (30,806)
    Proceeds from the sale of credit card loans ....................................               -        197,369
    Other, net .....................................................................           8,507         (5,250)
                                                                                          ----------     ----------
           Net cash provided by investing activities ...............................         313,066        354,525
                                                                                          ----------     ----------
Financing Activities
    Net decrease in deposits .......................................................        (300,190)      (355,054)
    Net decrease in short-term borrowings...........................................        (381,705)      (406,911)
    Proceeds from the issuance of long-term debt....................................          99,615              -
    Principal payments on long-term debt............................................         (60,000)       (50,000)
    Cash dividends paid ............................................................         (95,557)       (63,113)
                                                                                          ----------     ----------
           Net cash used for financing activities ..................................        (737,837)      (875,078)
                                                                                          ----------     ----------
Increase in cash and cash equivalents                                                       (224,117)      (103,804)
Cash and cash equivalents at January 1,.............................................       1,207,656      1,079,665
                                                                                          ----------     ----------
Cash and cash equivalents at June 30,...............................................      $  983,539     $  975,861
                                                                                          ==========     ==========
Supplemental Disclosures
        Interest payments ..........................................................      $  253,391     $  266,178
        Income tax payments, net of tax refunds ....................................          19,623         10,054
Noncash Investing And Financing Activities
        Loan charge-offs ...........................................................          25,102         17,554
        Transfers to other real estate and other assets owned ......................          24,387          4,372


          See accompanying notes to consolidated financial statements

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of First Maryland Bancorp and Subsidiaries ("The Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Corporation's 1998 Annual Report on Form 10-K.

2.  Investment Securities

     The amortized cost and fair value of available-for-sale securities at June 30, 1999 are as follows:

                                                                              Gross           Gross
                                                             Amortized       Unrealized     Unrealized         Fair
                                                               Cost            Gains          Losses           Value
                                                             ----------      ----------     ----------       ----------
                                                                                (In thousands)
U.S. Treasury and U.S. Government agencies..........         $  206,168         $    64      $ (3,132)      $  203,100
Mortgage-backed obligations.........................          2,100,903              98       (73,033)       2,027,968
Collateralized mortgage obligations.................            977,799           2,316        (9,946)         970,169
Asset-backed securities.............................            430,081             617        (1,184)         429,514
Obligations of states and political subdivisions....            417,775           4,596        (5,011)         417,360
Other debt securities...............................             27,830              -             -            27,830
Equity securities...................................            207,947           3,192        (1,238)         209,901
                                                             ----------         -------      ---------      ----------
        Total.......................................         $4,368,503         $10,883      $(93,544)      $4,285,842
                                                             ==========         =======      =========      ==========

3.   Long-term Debt

     Following is a summary of the long-term debt of the Corporation at June 30, 1999 and December 31, 1998 which is all unsecured:

                                                                                         June 30,      December 31,
                                                                                         --------      ------------
                                                                                           1999            1998
                                                                                           ----            ----
                                                                                                (in thousands)
10.375% Subordinated Capital Notes due August 1, 1999...........................       $      -        $ 59,995
Adjustable rate Federal Home Loan Bank Advance due December 4, 2000.............        200,000         200,000
8.375% Subordinated Notes due May 15, 2002......................................         99,875          99,853
7.20% Subordinated Notes due July 1, 2007.......................................        199,909         199,903
6.875% Subordinated Notes due June 1, 2009......................................         99,618               -
Floating rate Subordinated Capital Income Securities due January 15, 2027.......        147,834         147,690
Floating rate Subordinated Capital Income Securities due February 1, 2027.......        148,724         148,640
Obligations under capitalized leases............................................            220             239
                                                                                       --------       ---------
        Total...................................................................       $896,180       $ 856,320
                                                                                       ========       =========

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

3.   Long-term Debt (continued)

     The 6.875% Subordinated Notes mature on June 1, 2009, with interest payable semi-annually and are not redeemable prior to maturity.

     The Corporation repaid the 10.375% Subordinated Capital Notes on June 2, 1999 using $60 million of the proceeds from the issuance of the 6.875% Subordinated Notes.

4.   Line of Business Reporting

     The Corporation has determined that its major lines of business are those that are based on the Corporation's method of internal reporting, which separates its business on the basis of products and services. The Corporation's reportable business lines are Retail Banking, Corporate Banking, Real Estate Finance, Trust and Investment Advisory Services, and Treasury. Retail Banking provides loans, deposits, mutual fund and annuity products, and credit life insurance to consumers and commercial small business customers. Corporate Banking provides commercial loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. Real Estate Finance provides construction and property loans and letters of credit to domestic corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Trust and Investment Advisory Services provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of the Corporation. Other business lines includes smaller business units. The revenues and expenses in other business lines are primarily related to merchant services. Lines of business from which the Corporation has exited are classified under discontinued business lines. Discontinued business lines include any gain or loss realized on the sale of the assets of the business line. As the table indicates, gains on the sale of credit card loans in 1998 have been classified under discontinued business lines. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. Other also receives a credit for funds provided and charges for funds used.


     The Corporation's internal accounting process is based on practices which support the management structure of the Corporation, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for credit losses are allocated based on the credit risk of each business line's loan portfolio and the changes therein. Capital is assigned to each business line based on regulatory risk-based capital guidelines. Interest rate risk is aggregated from all lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4.  Line of Business Reporting (continued)

         The following tables present operating information about each of the Corporation's business lines for the three months and six months ended June 30, 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                             Business Line Results
                       Three Months Ended June 30, 1999



                                                                                        Trust
                                                                                         and
                                                                              Real    Investment                 Other      Total
                                                   Retail      Corporate     Estate    Advisory                Business    Business
(in thousands)                                     Banking      Banking     Finance    Services    Treasury      Lines      Lines
                                                  ---------    --------    --------   ----------   --------      -----     -------
Net interest income  (FTE) .................     $  87,411   $  39,639   $   9,117   $     816    $   7,894   $     199   $ 145,076
Noninterest income .........................        18,752      24,583       3,451      22,779          922      10,905      81,392
Securities gains, net ......................            -           -           -           -          (292)         -         (292)
                                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------
    Total revenues .........................       106,163      64,222      12,568      23,595        8,524      11,104     226,176
Total noninterest  expenses, excluding
  intangible asset amortization ............        59,708      33,770       6,142      12,884        2,191       8,281     122,976
Goodwill and other intangible asset
    amortization ...........................           226          -           -          273           -           -          499
Provision for credit  losses ...............         3,420       2,661         410          16           -           55       6,562
                                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------
    Income before income taxes .............        42,809      27,791       6,016      10,422        6,333       2,768      96,139
Income tax expense (FTE) ...................        17,237      11,329         300       4,328         (340)      1,073      33,927
                                                 ---------   ---------   ---------   ---------    ---------   ---------   ---------
    Net income .............................     $  25,572   $  16,462   $   5,716   $   6,094    $   6,673   $   1,695   $  62,212
                                                 =========   =========   =========   =========    =========   =========   =========

(in millions)
Average assets .............................     $   8,618   $   5,452   $   1,718   $      84    $   4,912   $     178   $  20,962
Average loans ..............................         4,098       4,753       1,612          13           -           92      10,568
Average deposits ...........................         8,087       1,437          81          71        2,274          -       11,950
Allocated equity ...........................           411         745         178          11          151          12       1,508


                                                  Total
                                                 Business               Consolidated
(in thousands)                                     Lines        Other      Total
                                                  -------      -------  ------------
Net interest income (FTE) ..................     $145,076     $ (6,558)   $138,518
Noninterest income .........................       81,392        2,060      83,452
Securities gains, net ......................         (292)          -         (292)
                                                ---------    ---------   ---------
    Total revenues .........................      226,176       (4,498)    221,678
Total noninterest expenses,
    excluding intangible asset
    amortization ...........................      122,976       13,086     136,062
Goodwill and other intangible
    asset amortization .....................          499       12,250      12,749

Provision for credit losses ................        6,562        2,787       9,349
                                                ---------    ---------   ---------
   Income before income taxes ..............       96,139      (32,621)     63,518
Income tax  expense (FTE) ..................       33,927       (7,960)     25,967
                                                ---------    ---------   ---------
   Net income ..............................     $ 62,212     $(24,661)   $ 37,551
                                                =========    =========   =========

(in millions)
Average assets..............................     $ 20,962     $ (3,319)   $ 17,643
Average loans...............................       10,568           68      10,636
Average deposits............................       11,950           86      12,036
Allocated equity............................        1,508          435       1,943

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4.   Line of Business Reporting (continued)

                             Business Line Results
                        Six Months Ended June 30, 1999

                                                                                         Trust and
                                                                                 Real    Investment             Other      Total
                                                         Retail    Corporate    Estate    Advisory             Business   Business
                                                         Banking    Banking     Finance   Services  Treasury     Lines     Lines
                                                         -------    -------     -------   --------  --------     -----     -----
(in thousands)
Net interest income  (FTE) .....................         $163,633   $ 86,952   $ 18,832   $  1,274   $ 14,897   $    484   $286,072
Noninterest income .............................           37,801     41,467      9,257     44,759      2,775     21,268    157,327
Securities gains, net ..........................               --         --         --         --      4,991         --      4,991
                                                         --------   --------   --------   --------   --------   --------   --------
  Total revenues ...............................          201,434    128,419     28,089     46,033     22,663     21,752    448,390

Total noninterest  expenses,
  excluding intangible asset amortization ......          121,286     64,603     12,261     26,078      4,766     16,072    245,066
Goodwill and other intangible
  asset amortization ...........................              452         --         --        547         --         --        999
Provision for credit  losses ...................            6,701      7,300        854         33         --        110     14,998
                                                         --------   --------   --------   --------   --------   --------   --------
    Income before income taxes .................           72,995     56,516     14,974     19,375     17,897      5,570    187,327
Income tax expense (FTE) .......................           28,693     22,230      2,066      7,756      3,845      2,136     66,726
                                                         --------   --------   --------   --------   --------   --------   --------
    Net income .................................         $ 44,302   $ 34,286   $ 12,908   $ 11,619   $ 14,052   $  3,434   $120,601
                                                         ========   ========   ========   ========   ========   ========   ========

(in millions)
Average assets..................................         $  8,632   $  5,327   $  1,737   $     72   $  4,904   $    180   $ 20,852
Average loans...................................            4,036      4,735      1,632         13          -         94     10,510
Average deposits................................            8,105      1,503         77         59      2,187          -     11,931
Allocated equity................................              407        718        177         11        148         12      1,473

                                                                 Total
                                                                Business                            Consolidated
                                                                 Lines               Other               Total
(in thousands)                                                   -----               -----               -----
Net interest income (FTE) ......................              $ 286,072           $ (12,569)           $ 273,503
Noninterest income .............................                157,327               4,791              162,118
Securities gains, net ..........................                  4,991                  --                4,991
                                                              ---------           ----------           ---------
    Total revenues .............................                448,390              (7,778)             440,612
Total noninterest  expenses,
  excluding intangible asset amortization ......                245,066              14,916              259,982
Goodwill and other intangible
  asset amortization ...........................                    999              24,515               25,514
Provision for credit losses ....................                 14,998               5,981               20,979
                                                              ---------           ----------           ---------
     Income before income taxes ................                187,327             (53,190)             134,137
Income tax  expense (FTE) ......................                 66,726             (12,558)              54,168
                                                              ---------           ----------           ---------
     Net income ................................              $ 120,601           $ (40,632)           $  79,969
                                                              =========           ==========           =========

(in millions)
Average assets .................................              $  20,852           $  (3,120)           $  17,732
Average loans ..................................                 10,510                  76               10,586
Average deposits ...............................                 11,931                  85               12,016
Allocated equity ...............................                  1,473                 503                1,976

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4.   Line of Business Reporting (continued)

      The table below presents operating information about each of the Corporation's segments for the three months and six months ended June 30, 1998.

                             Business Line Results
                       Three Months Ended June 30, 1998


                                                                                     Trust
                                                                                      and                              Total
                                                                           Real    Investment             Other     Continuing
                                                   Retail     Corporate   Estate    Advisory             Business    Business
(in thousands)                                     Banking    Banking     Finance   Services  Treasury     Lines       Lines
                                                   -------    -------     -------   --------  --------     -----       -----
Net interest income (FTE) ...................     $ 82,632   $ 42,837   $  8,261   $  1,318   $  6,868   $   (752)   $141,164
Noninterest income ..........................       17,262     17,729      3,043     20,337        635     11,123      70,129
Securities gain, net ........................            -          -          -          -      9,923          -       9,923
                                                  --------   --------   --------   --------   --------   --------     -------
    Total revenues ..........................       99,894     60,566     11,304     21,655     17,426     10,371     221,216
Total noninterest expenses,
  excluding intangible amortization .........       63,142     26,078      4,623     12,007      2,526      6,164     114,540
Goodwill and other intangible assets ........          226         --         --        273         --         --         499
Provision for credit losses .................        2,058      4,006        598         17         --         44       6,723
                                                  --------   --------   --------   --------   --------   --------    --------
   Income before income taxes ...............       34,468     30,482      6,083      9,358     14,900      4,163      99,454
Income tax expense (FTE) ....................       13,644     11,987        878      3,803      4,407      1,582      36,301
                                                  --------   --------   --------   --------   --------   --------    --------
   Net income ...............................     $ 20,824   $ 18,495   $  5,205   $  5,555   $ 10,493   $  2,581    $ 63,153
                                                  ========   ========   ========   ========   ========   ========    ========

(in millions)
Average assets ..............................     $  8,797   $  5,079   $  1,527   $    237   $  4,294   $     81    $ 20,015
Average loans ...............................        3,852      4,514      1,440         13         --         13       9,832
Average deposits ............................        8,390      1,491         77        223      1,890         --      12,071
Allocated equity ............................          402        651        141         14        126          8       1,342

                                                      Total
                                                   Continuing  Discontinued
(in thousands)                                       Business    Business                Consolidated
                                                      Lines        Lines       Other        Total
                                                      -----        -----       -----        -----
Net interest income (FTE) ...................      $ 141,164    $   3,582    $  (4,562)   $ 140,184
Noninterest income ..........................         70,129        9,242          551       79,922
Securities gain, net ........................          9,923           --           (2)       9,921
                                                   ---------    ---------    ---------    ---------
    Total revenues ..........................        221,216       12,824       (4,013)     230,027
Total noninterest expenses, excluding
  intangible asset amortization .............        114,540       10,378        7,318      132,236
Goodwill and other intangible
  asset amortization ........................            499           23       13,265       13,787
Provision for credit losses .................          6,723          (45)      (1,427)       5,251
                                                   ---------    ---------    ----------   ---------
   Income before income taxes ...............         99,454        2,468      (23,169)      78,753
Income tax  expense (FTE) ...................         36,301        1,403       (6,405)      31,299
                                                   ---------    ---------    ----------   ---------
   Net income ...............................      $  63,153    $   1,065    $ (16,764)   $  47,454
                                                   =========    =========    ==========   =========
(in millions)
Average assets ..............................      $  20,015    $     744    $  (3,767)   $  16,992
Average loans ...............................          9,832          488         (209)      10,111
Average deposits ............................         12,071           (1)          38       12,108
Allocated equity ............................          1,342           63          544        1,949

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

4.   Line of Business Reporting (continued)

                              Business Line Results
                         Six Months Ended June 30, 1998

                                                                                     Trust
                                                                                      and                               Total
                                                                           Real    Investment                Other    Continuing
                                                  Retail     Corporate    Estate    Advisory               Business    Business
                                                  Banking    Banking     Finance    Services    Treasury     Lines       Lines
(in thousands)                                    -------    -------     -------    --------    --------     -----       -----
Net interest income (FTE) ....................    $162,928   $ 86,533   $ 16,119   $  2,493   $ 15,173   $   (658)   $282,588
Noninterest income ...........................      34,900     34,194      7,503     38,409      1,840     18,641     135,487
Securities gain, net .........................          --         --         --         --     40,359         --      40,359
                                                  --------   --------   --------   --------   --------   --------     -------
    Total revenues ...........................     197,828    120,727     23,622     40,902     57,372     17,983     458,434
Total noninterest expenses,
  excluding intangible asset amortization ....     121,615     51,973      9,881     24,134      5,342     11,949     224,894
Goodwill and other intangible assets .........         452         --         --        547         --                    999
Provision for credit losses ..................       4,055      7,250      1,171         35         --      2,220      14,731
                                                  --------   --------   --------   --------   --------   --------    --------
   Income before income taxes ................      71,706     61,504     12,570     16,186     52,030      3,814     217,810
Income tax expense (FTE) .....................      28,294     24,163      2,789      6,604     16,648      1,483      79,981
                                                  --------   --------   --------   --------   --------   --------    --------
   Net income ................................    $ 43,412   $ 37,341   $  9,781   $  9,582   $ 35,382   $  2,331    $137,829
                                                  ========   ========   ========   ========   ========   =========   ========

(in millions)
Average assets ...............................    $  8,752   $  5,049   $  1,545   $    240   $  4,246   $     88    $ 19,920
Average loans ................................       3,776      4,489      1,470         13         --         21       9,769
Average deposits .............................       8,345      1,470         76        225      1,932         --      12,048
Allocated equity .............................         395        656        141         14        123          9       1,338

                                              Total
                                            Continuing  Discontinued
(in thousands)                               Business    Business                Consolidated
                                               Lines        Lines       Other       Total
                                            ---------   ---------    ---------    ---------
Net interest income (FTE) ...............   $ 282,588   $   9,051    $ (11,054)   $ 280,585
Noninterest income ......................     135,487      32,005        1,488      168,980
Securities gain, net ....................      40,359                       (6)      40,353
Gain on sale of credit card loans .......          --      60,000           --       60,000
                                            ---------   ---------    ---------    ---------
    Total revenues ......................     458,434     101,056       (9,572)     549,918
Total noninterest expenses,
excluding intangible asset amortization .     224,894      33,078       15,562      273,534
Goodwill and other intangible asset
amortization ............................         999         266       26,746       28,011
Provision for credit losses .............      14,731       1,051       (1,660)      14,122
                                            ---------   ---------    ---------    ---------
   Income before income taxes ...........     217,810      66,661      (50,220)     234,251
Income tax expense (FTE) ................      79,981      26,024      (14,907)      91,098
                                            ---------   ---------    ----------   ---------
   Net income ...........................   $ 137,829   $  40,637    $ (35,313)   $ 143,153
                                            =========   =========    ==========   =========
(in millions)
Average assets ..........................   $  19,920   $     880    $  (3,822)   $  16,978
Average loans ...........................       9,769         514         (204)      10,079
Average deposits ........................      12,048          --           66       12,114
Allocated equity ........................       1,338          80          518        1,936

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

5.   Subsequent Events

     On July 13, 1999, the Corporation issued 100,000 Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("SKATES") at a price to investors of $98.9 million. Each SKATES pays a non-cumulative quarterly distribution of three month LIBOR plus 1.50%, reset quarterly. Until October 15, 1999 the distribution rate on the SKATES will be 6.81%. These securities will be classified as long-term debt on the Consolidated Statement of Condition. On July 14, 1999, the proceeds from the issuance of the SKATES, as well as other funding sources, were used to redeem the Corporation's 7.875% Non-cumulative Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends from the immediately preceding dividend payment date to the redemption date of $2.4 million.


6.   Stock Options

     During the second quarter of 1999, the Corporation implemented an employee stock option program called Allfirst Shares. Each full and part-time employee who was eligible for employee benefits and was with the Company as of May 4, 1999 received an option to purchase up to 100 ordinary share American Depository Receipts ("ADRs") of Allied Irish Banks, p.l.c., the Corporation's parent ("AIB"). A total of 602,200 options were granted. The option grant price is $31.67 per ADR, the fair market value of the ADRs at the date of the grant. The options may be exercised: (i) any time after May 4, 2002 and before May 4, 2004, as long as the closing price of AIB ADRs has equaled or exceeded 150% of the exercise price for five consecutive days at any time after the grant date; or
(ii) any time after May 4, 2004, regardless of the price of the ADRs. The options must be exercised within 10 years or they will expire. The Allfirst Shares program is part of the 1997 Stock Option Plan described below.

     The Corporation's 1997 Stock Option Plan provides for the grant to key employees of options to acquire AIB ADRs. The options are granted at no less than the fair market value of the stock at the date of the grant. Other options granted on February 9, 1999 and May 4, 1999 vest one half in 24 months and one half in 36 months from the grant date and must be exercised within 10 years of the grant date or they will expire.

     The Corporation and an independent trustee created a trust which acquired AIB ADRs in the open market with the proceeds of a loan from the Corporation. Proceeds of option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of the Corporation's general creditors in the event of insolvency. The AIB ADRs held by the trust are classified on the Corporation's financial statements as investment securities available-for-sale. At June 30, 1999, investment securities available-for-sale included $72.3 million AIB common ADRs related to the Allfirst Shares Plan and other options granted under the 1997 Stock Option Plan. Any decline in value of the AIB ADRs in the trust will be reflected as an unrealized loss on investment securities available-for-sale and reflected in other comprehensive income in stockholders' equity. AIB will not issue any securities in connection with the Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the Stock Option Plan.

                    FIRST MARYLAND BANCORP AND SUBSIDIARIES

6.  Stock Options (continued)

         The summary of the status of the Corporation's stock option plan as of June 30, 1999 and change during the period ending June 30, 1999 is presented below:

                                                 1997 Stock Option Plan
                                                 ----------------------
                                                                Weighted-
                                                Shares           Average
                                                 (000)        Exercise Price
                                                -------       --------------
Outstanding at beginning of year (a)..........  2,979.3           $ 22.31
Granted.......................................    737.5             31.94
Exercised.....................................   (462.7)           (18.67)
Forfeited.....................................   (180.3)           (27.29)
                                                -------           -------
Outstanding at June 30, 1999..................  3,073.8           $ 24.88
                                                =======           =======

(a)  Adjusted for 3 for 1 stock split.

     The following table summarizes information about fixed options outstanding at June 30, 1999:


                                         Options Outstanding                            Options Exercisable
                          -------------------------------------------               -------------------------------
                            Number        Weighted-Average                            Number
                          Outstanding         Remaining       Weighted-Average      Exercisable     Weighted-Average
      Exercise Price      At 6/30/99      Contractual Life     Exercise Price       At 6/30/99       Exercise Price
      --------------      ----------      ----------------   ------------------    -----------      -----------------
           $18.67          1,143,850          5.5 years            $18.67              1,143,850         $18.67
            26.42          1,147,500          9.3 years             26.42                      -              -
            29.29             75,000          9.3 years             29.29                      -              -
            34.04             82,800          9.6 years             34.04                      -              -
            31.67            624,700          9.9 years             31.67                      -              -
                           ---------          ---------            ------              ---------         ------
            Total          3,073,850          8.0 years            $24.88              1,143,850         $18.67
                           =========          =========            ======              =========         ======

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted in 1999 of $10.47 and $10.61 per share, respectively, were estimated at the date of the grants using a Black-Scholes option pricing model.

      The following weighted average assumptions were used in the option pricing model:

                                               Stock Options       Stock Options
                                                Granted on          Granted on
                                                  2/9/99              5/4/99
                                                  ------              ------
Expected future dividend yield................     3.06%               2.96%
Volatility factor.............................     .2950               .3036
Risk free interest rate.......................    5.010%               5.380%
Expected life of options......................   10.0 years            5.5 years

      The pro forma net income of the Corporation that would have been recognized in the consolidated statements of income if the fair value method of accounting for stock options had been used is $78.8 million and $141.2 million, respectively, for the six months ended June 30, 1999 and 1998.

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

ANALYSIS OF FINANCIAL CONDITION

     The Corporation's total assets at June 30, 1999 were $17.7 billion, a $606 million decrease from total assets at December 31, 1998. The primary components of the decrease were cash and due from banks which decreased $224 million, Federal funds sold and securities purchased under resale agreements which decreased $121 million, and investment securities available for sale which decreased $529 million. The decline in cash and due from banks and the decrease in Federal funds sold and securities purchased under resale agreements coincides with a lower level of noninterest bearing demand deposits. These decreases in assets were partially offset by an increase in loans and leases receivable and other assets which increased $164 million and $231 million, respectively, when compared to December 31, 1998. The increase in other assets included a $144 million increase in the fair value of foreign exchange forward and option contracts.

     At June 30, 1999, investment securities available for sale of $4.3 billion had net unrealized losses of $82.7 million compared to net unrealized gains of $39.3 million at December 31, 1998. The taxable equivalent yield on the entire securities portfolio for the quarter ended June 30, 1999 was 6.11% compared to 6.54% for the second quarter of 1998. Investment securities sold in the first quarter of 1999 totaled $722 million and generated pre-tax gains of $5.3 million. The majority of the securities sold were U.S. Treasury securities and mortgage backed securities which were sold to reduce the duration of the investment securities portfolio. In the first quarter of 1999, the Corporation purchased $976 million of investment securities to replace $283 million of maturities, calls and paydowns of securities and the securities sold. First quarter purchases were primarily U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations. Investment securities sold in the second quarter of 1999 totaled $608 million and generated pre-tax losses of $292 thousand. The securities sold were primarily Federal agency securities and mortgage backed securities. The Federal agency securities were sold to improve the yield of the investment portfolio, while the mortgage backed securities were sold to reduce the duration of the investment portfolio. In the second quarter of 1999, the Corporation purchased $438 million of investment securities to replace $209 million of maturities, calls and paydowns of securities and the some of the securities sold. Second quarter purchases were primarily collateralized mortgage obligations.

     Loans and leases increased $164 million when compared to December 31, 1998. Growth in commercial loans, retail loans and commercial real estate loans was offset by decreases in other loan portfolios. Commercial loans increased $62 million, with growth primarily in the National/Large Corporate portfolios. Commercial real estate loans increased $137 million. Increased demand for commercial real estate financing was prompted by a decline in commercial real estate vacancies and an increase in commercial real estate rental rates in the Mid-Atlantic region. Retail loans increased $127 million due to growth in home equity loans and indirect auto loans. Residential mortgage loans declined $113 million due to loan maturities and prepayments prompted by the favorable interest rate environment. Foreign loans decreased $65 million due to a decline in foreign maritime loans which resulted from loan charge-offs and loan paydowns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Significant fluctuations in liabilities included a $381 million decline in noninterest bearing deposits from December 31, 1998 primarily due to normal seasonal fluctuations in demand deposit balances. Interest bearing deposits increased $80 million primarily due to growth in purchased deposits which increased $686 million from December 31, 1998. Excluding purchased deposits, interest bearing deposits decreased $606 million primarily due to a $381 million decrease in money market deposits, a $235 million decrease in consumer time deposits and a $22 million decrease in interest bearing demand deposits. These decreases were offset by a $33 million increase in savings deposits. The decrease in money market deposits is due to a $202 million decline in deposits from a financial services customer and the withdrawal of a $125 million mortgage escrow deposit from a corporate customer. Competitive pressures from non-bank financial services companies continue to be strong, especially mutual fund companies and broker dealers. The decline in consumer time deposits evidences the consumer trend toward higher yielding non-insured investment vehicles. To the extent that the Corporation must replace noninterest bearing or interest bearing deposits with purchased funds, the Corporation's cost of funds increases. Accrued taxes and other liabilities increased $150 million from December 31, 1998 primarily due to a $102 million increase in the fair value of foreign exchange options and forward contracts.


Asset Quality

     Nonperforming assets were $93.0 million at June 30, 1999, compared to $100.9 million at December 31, 1998, a decrease of $7.9 million. Nonaccrual loans decreased $5.2 million. Additions to nonperforming loans in the first half of 1999 aggregated $28.8 million. These additions were offset by reductions in nonaccrual loans totaling $34.0 million due to paydowns and payoffs of nonaccrual loans totaling $14.0 million, charge-offs of $7.4 million, loans returned to accrual status of $6.2 million and transfers to other real estate and other assets owned of $6.4 million.

     Other real estate and other assets owned decreased $0.7 million when compared to December 31, 1998. Additions to other real estate owned totaled $4.7 million, including transfers from nonaccrual loans of $3.7 million. Sales and paydowns of other real estate owned totaled $6.0 million. Repossessed assets increased $0.6 million.

     Other nonperforming assets increased $1.9 million when compared to December 31, 1998. Other nonperforming assets includes $21.1 million in nonperforming maritime loans. The Corporation has classified these loans as other nonperforming assets because 1) the value of the loan collateral is equal to the loan principal and 2) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, into the loan agreement. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations. In addition, other nonperforming assets also includes a $2.8 million ownership interest in a commercial aircraft resulting from a lessee default on a commercial lease in which the Corporation was a participant. This asset is carried at fair value.

     The provision for credit losses for the second quarter of 1999 was $9.3 million compared to $5.3 million in the second quarter of 1998. The increase in the provision was primarily due to a $2.8 million increase in retail net charge-offs and a $1.5 million increase in commercial net charge-offs in 1999. The provision for credit losses for the six months ended June 30, 1999 was $21.0 million compared to a provision for credit losses of $14.1 million for the first half of 1998. The increase in provision was primarily due to a $6.3 million increase in foreign loan net charge-offs, a $4.2 million increase in retail net charge-offs and a $1.6 million increase in residential mortgage net charge-offs. These increases were offset by a $3.2 million decrease in credit card net charge-offs due to the sale of substantially all of the Corporation's credit card receivables in the first quarter of 1998 and a $1.6 million decrease in commercial real estate net charge-offs. The increase in retail charge-offs in 1999 is primarily related to charge-offs of retail deposit overdrafts which occurred after system conversions in 1998. The issues causing these overdrafts have been resolved and this trend is not expected to continue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Recently the dry bulk shipping industry has shown signs of improvement, however; the tanker market continues to be weak. At June 30, 1999, the Corporation's total international maritime exposure was $274 million, including loans and leases of $222 million, $21 million in other foreign maritime assets, and $31 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at June 30, 1999 included $6.7 million in nonaccrual maritime loans and $21.1 million in other nonperforming maritime assets.

     The following table details information on the allowance for credit losses and net charge-offs for the six months ended June 30, 1999 and 1998 and risk assets at June 30, 1999 and December 31, 1998.

                            Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES
                                                         Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                       1999          1998
                                                       -----         ----
                                                           (in thousands)
Beginning balance..................................   $157,351      $168,186
Provision for credit losses........................     20,979        14,122
Net charge-offs....................................    (20,979)      (14,122)
Allowance attributable to loans sold...............          -        (6,850)
                                                      --------      --------
     Ending balance................................   $157,351      $161,336
                                                      ========      ========

NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans........................................    0.17%         0.24%
Commercial real estate loans............................   (0.11)         0.04
Residential mortgages...................................    0.55          0.10
Retail loans............................................    0.58          0.30
Credit card loans.......................................    0.85         13.01
Commercial leases receivable............................       -             -
Retail leases receivable................................    0.43          0.26
Foreign loans...........................................    5.00          0.95
                                                            ----          ----
     Total..............................................    0.40%         0.28%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

RISK ASSETS


                                                                            June 30,     December 31,

                                                                             1999            1998
                                                                             ----            ----
                                                                                (in thousands)
Nonaccrual loans:
Domestic:
     Commercial...............................................                $15,265        $ 17,356
     Commercial real estate...................................                  6,885           6,332
     Residential mortgage.....................................                 22,453          22,366
Foreign.......................................................                  9,469          13,227
                                                                             --------        --------
          Total nonaccrual loans..............................                 54,072          59,281
Restructured loans (1)........................................                      -              88
Other real estate and assets owned (2)........................                 14,957          15,630
Other (3).....................................................                 23,959          25,903
                                                                              -------        --------
          Total nonperforming assets..........................                $92,988        $100,902
                                                                              =======        ========

Accruing loans contractually past due 90 days or more as to principal or
  interest....................................................                $39,764         $40,469
                                                                              =======         =======

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


ASSET QUALITY RATIOS

                                                                             June 30,     December 31,

                                                                              1999           1998
                                                                              -----          ----
Nonperforming assets as a percentage of :
     Total loans, net of unearned income plus other foreclosed assets
      owned.............................................................        0.86%          0.95%
     Total assets.......................................................        0.53           0.55
Allowance for credit losses as a percentage of :
      Period end loans..................................................        1.47           1.49
      Nonperforming loans...............................................      291.00         265.04


CAPITAL ADEQUACY AND RESOURCES

     The Corporation's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At June 30, 1999, the Corporation's tier 1 risk based capital ratio was 9.41% ($1.4 billion of tier 1 capital) and its total risk based capital ratio was 12.80% ($1.9 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and non-cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

     Substantially the same capital requirements are applied to the Corporation's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at June 30, 1999 the Corporation and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios

                                        Regulatory Capital Ratios
                                        -------------------------
                                     Tier 1      Total      Leverage
                                     ------      -----      --------
The Corporation.....................  9.41%      12.80%       8.33%
Allfirst Bank.......................  8.35       10.62        7.32
Allfirst Financial Center N.A....... 34.31       35.01       19.54
Regulatory Guidelines:
     Minimum........................  4.00        8.00        3.00
     Well Capitalized...............  6.00       10.00        5.00

     On July 13, 1999, the Corporation issued 100,000 Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("SKATES") at a price to investors of $98.9 million. Each SKATES pays a non-cumulative quarterly distribution of three month LIBOR plus 1.50%, reset quarterly. Until October 15, 1999 the distribution rate on the SKATES will be 6.81%. These securities will be classified as long-term debt on the Consolidated Statement of Condition and will qualify as tier 1 capital, with the limitation that the SKATES and other qualifying capital trust preferred securities cannot exceed 25% of Tier 1 capital. On July 14, 1999, the proceeds from the issuance of the SKATES, as well as other funding sources, were used to redeem the Corporation's 7.875% Non-cumulative Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends from the immediately preceding dividend payment date to the redemption date of $2.4 million. The Corporation's tier 1, total, and leverage regulatory capital ratios are 8.78%, 12.69% and 7.72%, respectively, on a pro forma basis after issuance of the SKATES and redemption of the preferred stock. Tier 1 capital on a pro forma basis includes $27 million of the SKATES. The remaining balance of the SKATES is included in tier 2 capital.

LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service requirements of First Maryland Bancorp. Dividends from subsidiaries totaled $141.2 million in the first half of 1999. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt of the Corporation. On March 30, 1999, the Corporation paid a dividend of $90 million to its sole common shareholder, Allied Irish Banks, p.l.c.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

ANALYSIS OF RESULTS OF OPERATIONS

     During the second quarter of 1999, the Corporation introduced its new Allfirst brand name and logo. On June 28, 1999, most of the Corporation's subsidiary names were changed to incorporate the new Allfirst brand identity. The name of the Corporation's lead bank changed from FMB Bank to Allfirst Bank on this date. The Corporation expects to change its name to Allfirst Financial Inc. in the near future.

     The net income of the Corporation for the three months ended June 30, 1999 was $37.6 million, compared to $47.5 million for the three months ended June 30, 1998. Net income for the second quarter of 1999 included $6.1 million in after tax costs ($10.0 million pre-tax) associated with the Allfirst brand introduction. Net income for the second quarter of 1998 included a $6.2 million net after tax gain on the sale of investment securities ($9.9 million pre-tax). Return on average assets and return on average common stockholder's equity were 0.85% and 7.82%, respectively, for the three months ended June 30, 1999 compared to 1.12% and 9.87% for the three months ended June 30, 1998.

     The net income of the Corporation for the six months ended June 30, 1999 was $80.0 million, compared to $143.2 million for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999 included $6.1 million in after tax costs associated with the Allfirst brand introduction and net after tax securities gains totaling $3.0 million ($5.0 million pre-tax). Net income for the six months ended June 30, 1998 included a $37.4 million after tax gain ($60.0 million pre-tax) on the sale of credit card receivables and $25.5 million in net after tax securities gains ($40.4 million pre-tax). Return on average assets and return on average common stockholder's equity were 0.91% and 8.19%, respectively, for the six months ended June 30, 1999 compared to 1.70% and 15.43% for the six months ended June 30, 1998.

     Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $49.0 million for the three months ended June 30, 1999 compared to $59.6 million for the three months ended June 30, 1998. Excluding the one-time costs associated with the Allfirst brand introduction, tangible net income was $55.1 million and return on average tangible assets and return on average tangible common equity were 1.32% and 22.34%, respectively, for the second quarter of 1999. Tangible net income for the second quarter of 1998, excluding after tax investment securities gains was $53.4 million and return on average tangible assets and return on average tangible equity were 1.33% and 22.46%, respectively. As noted above under "Asset Quality", net income for the second quarter of 1999 was adversely affected by charge-offs and collection expenses associated with the foreign maritime portfolio.

     Tangible net income for the six months ended June 30, 1999 was $102.8 million compared to $167.7 million for the six months ended June 30, 1998. Excluding the one-time costs associated with the Allfirst brand introduction and net after tax securities gains, tangible net income was $105.9 million and return on average tangible assets and return on average tangible equity were 1.27% and 20.84%, respectively. Tangible net income for the six months ended June 30, 1998, excluding the gain on the sale of credit card receivables and net after tax securities gains was $104.8 million and return on average tangible assets and return on average tangible common equity were 1.32% and 22.70%, respectively. The results for the six months ended June 30, 1999 were adversely affected by charge-offs and collection expenses associated with the foreign maritime portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Net Interest Income

     The largest source of the Corporation's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a tax equivalent basis for the second quarter of 1999 was $138.5 million, a decrease of $1.7 million when compared to net interest income for the second quarter of 1998. The decrease in net interest income is primarily due to an eleven basis point decline in the spread between the yield on earning assets and the rate paid on interest bearing liabilities ("net interest spread"). The impact of the decrease in net interest spread was partially offset by a $586 million (4%) increase in interest earning assets when the quarter ended June 30, 1999 is compared to the quarter ended June 30, 1998.

     The Corporation's net interest margin was 3.64% for the second quarter of 1999 compared to 3.84% for the second quarter of 1998. The decline in net interest margin is primarily due to a lower net interest spread and a nine basis point decrease in the contribution from interest free sources of funds.

     Net interest income on a tax equivalent basis for the six months ended June 30, 1999 was $273.5 million, a decrease of $7.1 million when compared to net interest income for the six months ended June 30, 1998. The decrease in net interest income is primarily due to a twenty basis point decline in the net interest spread for the six months ended June 30, 1999. The impact of the decrease in net interest spread was partially offset by a $645 million (4.4%) increase in interest earning assets.

     The Corporation's net interest margin was 3.61% for the six months ended June 30, 1999 compared to 3.86% for the six months ended June 30, 1998. The decline in net interest margin is primarily due to a lower net interest spread and a nine basis point decrease in the contribution from interest free sources of funds.

     The following tables provide additional information on the Corporation's average balances, interest yields and rates, and net interest margin for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)

                                                                         Three Months Ended
                                                 -------------------------------------------------------------------
                                                            June 30, 1999                   June 30, 1998
                                                   ------------------------------   ------------------------------
                                                   Average                 Yield/   Average                 Yield/
                                                   Balance  Interest (1)  Rate (1)  Balance  Interest (1)  Rate (1)
                                                   -------  ------------  --------  -------  ------------  --------
                                                                        (dollars in millions)
ASSETS
Earning assets:
     Trading account securities................. $    34.4     $  0.4      4.94%  $    72.8     $  1.0      5.56%
     Money market investments...................      29.9        0.4      5.01        94.4        1.4      5.91
Investment securities:
     Taxable....................................   3,923.1       58.0      5.93     3,554.3       56.2      6.34
     Tax exempt.................................     397.0        8.2      8.27       421.2        8.0      7.57
     Equity investments.........................     196.2        2.5      5.19       148.7        3.1      8.37
                                                 ---------     ------    ------   ---------     ------    ------
          Total investment securities...........   4,516.3       68.8      6.11     4,124.3       67.2      6.54
                                                 ---------     ------    ------   ---------     ------    ------
Loans held for sale.............................      29.8        0.4      5.85       257.7        5.4      8.45
Loans (net of unearned income):
     Commercial.................................   3,454.4       60.8      7.05     3,064.0       59.3      7.76
     Commercial real estate.....................   2,406.1       45.9      7.65     2,232.2       46.4      8.33
     Residential................................     733.8       13.6      7.41       874.0       15.9      7.29
     Retail.....................................   2,849.9       57.3      8.07     2,697.0       56.2      8.36
     Credit card................................      15.2        0.4      9.66        14.3        0.5     12.62
     Commercial leases receivable...............     540.0        7.1      5.26       459.9        5.6      4.91
     Retail leases receivable...................     325.3        6.1      7.56       309.7        5.9      7.60
     Foreign....................................     311.3        4.6      5.91       459.8        8.4      7.29
                                                 ---------     ------    ------   ---------     ------    ------
          Total loans...........................  10,635.9      195.7      7.38    10,110.8      198.1      7.86
                                                 ---------     ------    ------   ---------     ------    ------
               Total earning assets.............  15,246.2      265.6      6.99    14,659.9      273.1      7.47
Allowance for credit losses.....................    (157.4)                          (161.9)
Cash and due from banks.........................     833.3                            886.4
Other assets....................................   1,721.1                          1,607.1
                                                 ---------                        ---------
       Total assets............................. $17,643.3                        $16,991.5
                                                 =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand.................... $   145.7     $  0.7      1.98%  $   592.2     $  2.1      1.43%
     Money market accounts......................   2,669.1       17.2      2.58     2,146.6       17.4      3.24
     Savings....................................   1,419.9        6.2      1.76     1,565.5       10.3      2.63
     Other consumer time........................   2,923.6       37.7      5.17     3,305.2       43.2      5.25
     Large denomination time....................   1,742.3       22.2      5.11     1,634.1       23.3      5.71
Deposits in foreign banking office..............     388.8        4.6      4.78       224.7        3.1      5.60
                                                 ---------     ------    ------   ---------     ------    ------
          Total interest bearing deposits.......   9,289.4       88.6      3.83     9,468.3       99.4      4.21
                                                 ---------     ------    ------   ---------     ------    ------
Funds purchased.................................   1,648.8       19.2      4.66     1,161.5       15.1      5.20
Other borrowed funds, short-term................     490.4        5.7      4.65       490.5        6.3      5.13
Long-term debt..................................     869.6       13.7      6.30       666.5       12.2      7.35
                                                 ---------     ------    ------   ---------     ------    ------
          Total interest bearing liabilities....  12,298.2      127.1      4.15    11,786.7      132.9      4.52
                                                 ---------     ------    ------   ---------     ------    ------
Noninterest bearing deposits....................   2,746.3                          2,639.8
Other liabilities...............................     647.4                            607.6
Redeemable preferred stock......................       8.2                              8.0
Stockholders' equity............................   1,943.1                          1,949.4
                                                 ---------                        ---------
     Total liabilities and stockholders' equity. $17,643.3                        $16,991.5
                                                 =========                        =========
Net interest income, tax equivalent basis.......               $138.5                           $140.2
                                                               ======                           ======
Net  interest spread............................                           2.84%                            2.95%
Contribution of interest free sources of funds..                           0.80                             0.89
Net interest margin.............................                           3.64                             3.84

---------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)


                                                                          Six Months Ended
                                                 -------------------------------------------------------------------
                                                            June 30, 1999                   June 30, 1998
                                                   ------------------------------   ------------------------------
                                                   Average                 Yield/   Average                 Yield/
                                                   Balance  Interest (1)  Rate (1)  Balance  Interest (1)  Rate (1)
                                                   -------  ------------  --------  -------  ------------  --------
                                                                        (dollars in millions)
ASSETS
Earning assets:
     Trading account securities................. $    31.4     $  0.8      4.86%  $    53.4     $  1.5      5.70%
     Money market investments...................      26.1        0.6      4.84       161.0        4.5      5.67
Investment securities:
     Taxable....................................   4,026.4      120.0      6.01     3,471.2      111.0      6.45
     Tax exempt.................................     403.8       15.8      7.90       415.9       15.8      7.65
     Equity investments.........................     178.1        4.4      4.99       143.1        5.7      8.09
                                                 ---------     ------    ------   ---------     ------    ------
          Total investment securities...........   4,608.2      140.2      6.14     4,030.2      132.5      6.63
                                                 ---------     ------    ------   ---------     ------    ------
Loans held for sale.............................      32.6        1.0      6.16       316.1       12.7      8.10
Loans (net of unearned income):
     Commercial.................................   3,428.7      120.3      7.08     3,017.2      116.2      7.77
     Commercial real estate.....................   2,373.3       91.7      7.79     2,230.0       93.2      8.43
     Residential................................     764.7       28.5      7.51       919.1       33.4      7.33
     Retail.....................................   2,801.7      112.4      8.09     2,635.8      109.9      8.41
     Credit card................................      15.1        0.8     10.09        50.8        3.8     15.16
     Commercial leases receivable...............     540.2       14.5      5.41       461.5       11.4      5.00
     Retail  leases receivable..................     323.0       12.1      7.58       308.3       11.6      7.60
     Foreign....................................     339.6       10.3      6.10       456.7       16.4      7.22
                                                 ---------     ------    ------   ---------     ------    ------
          Total loans...........................  10,586.3      390.6      7.44    10,079.4      396.0      7.92
                                                 ---------     ------    ------   ---------     ------    ------
               Total earning assets.............  15,284.6      533.2      7.03    14,640.1      547.2      7.54
Allowance for credit losses.....................    (157.4)                          (163.4)
Cash and due from banks.........................     899.3                            882.5
Other assets....................................   1,705.8                          1,609.2
                                                 ---------                        ---------
       Total assets............................. $17,732.4                        $16,968.4
                                                 =========                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand.................... $   142.5     $  1.4      2.10%  $ $ 587.4     $  4.2      1.43%
     Money market accounts......................   2,697.6       36.6      2.73     2,100.8       33.3      3.20
     Savings....................................   1,404.2       14.1      2.02     1,571.1       20.5      2.63
     Other consumer time........................   2,984.3       77.2      5.21     3,333.1       86.7      5.24
     Large denomination time....................   1,632.6       41.8      5.17     1,690.9       48.2      5.75
Deposits in foreign banking office..............     393.8        9.4      4.83       221.0        6.1      5.57
                                                 ---------     ------    ------   ---------     ------    ------
             Total interest bearing deposits....   9,255.1      180.5      3.93     9,504.4      198.9      4.22
                                                 ---------     ------    ------   ---------     ------    ------
Funds purchased.................................   1,769.6       41.0      4.68     1,156.5       30.0      5.22
Other borrowed funds, short-term................     467.0       10.8      4.68       501.3       12.8      5.17
Long-term debt..................................     863.0       27.3      6.38       686.1       24.9      7.32
                                                 ---------     ------    ------   ---------     ------    ------
             Total interest bearing liabilities.  12,354.7      259.7      4.24    11,848.2      266.6      4.54
                                                 ---------     ------    ------   ---------     ------    ------
Noninterest bearing deposits....................   2,760.5                          2,601.1
Other liabilities...............................     632.6                            575.4
Redeemable preferred stock......................       8.1                              7.9
Stockholders' equity............................   1,976.4                          1,936.0
                                                 ---------                        ---------
     Total liabilities and stockholders' equity. $17,732.4                        $16,968.4
                                                 =========                        =========
Net interest income, tax equivalent basis.......               $273.5                           $280.6
                                                               ======                           ======
Net interest spread.............................                           2.80%                            3.00%
Contribution of interest free sources of funds..                           0.81                             0.86
Net interest margin.............................                           3.61                             3.86

-----------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available-for-sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

Noninterest Income

     The following table presents the components of noninterest income for the three months ended June 30, 1999 and 1998.

                               Noninterest Income

                                                Three Months Ended
                                                     June 30,           Net Change
                                                -------------------     ----------
                                                  1999      1998     Dollar    Percent
                                                  ----      ----     ------    -------
                                                        (dollars in thousands)
Service charges on deposit  accounts.........   $28,020   $27,763     $ 257       0.9%
Trust and investment advisory fees...........    19,931    17,940     1,991      11.1
Credit card income...........................     7,402     6,102     1,300      21.3
Mortgage banking income......................     2,103     7,173    (5,070)    (70.7)
Other income.................................    25,996    20,944     5,052      24.1
                                                -------   -------   -------    -------
               Total fees and other income...    83,452    79,922     3,530       4.4
Securities gains, net........................      (292)    9,921   (10,213)   (102.9)
                                                -------   -------   -------    -------
        Total noninterest income.............   $83,160   $89,843   $(6,683)     (7.4)%
                                                =======   =======   =======    =======

     The Corporation's noninterest income for the second quarter of 1999 was $83.2 million, a $6.7 million (7.4%) decrease from noninterest income for the second quarter of 1998. Noninterest income for the second quarter of 1999 included net investment securities losses of $0.3 million. Noninterest income in 1998 benefited from investment securities gains of $9.9 million. Excluding these items, total fees and other income increased $3.5 million (4.4%) when compared to 1998. Trust and investment advisory fees increased $2.0 million (11.1%) primarily due to a higher level of proprietary funds management fees and personal trust fees in 1999. Credit card income increased $1.3 million (21.3%) primarily due to a higher level of merchant discount income in 1999. Mortgage banking income decreased $5.1 million primarily due to the sale of the residential mortgage origination businesses in the first quarter of 1998. Other income increased $5.1 million when compared to June 30, 1998. Securities sales and fees decreased $2.8 million due to the sale of Hopper Soliday in January 1999. Trading income increased $0.7 million. Other income in 1999 included a $6.3 million increase in lease residual gains and a $0.6 million gain on the sale of a branch.

     The following table presents the components of noninterest income for the six months ended June 30, 1999 and 1998.

                                                 Six Months Ended
                                                     June 30,           Net Change
                                                 ----------------       ----------
                                                  1999      1998     Dollar    Percent
                                                  ----      ----     ------    -------
                                                        (dollars in thousands)
Service charges on deposit  accounts.........  $ 57,137  $ 53,313     3,824       7.2%
Trust and investment advisory fees...........    39,894    34,088     5,806      17.0
Credit card income...........................    13,798    11,120     2,678      24.1
Mortgage banking income......................     5,822    21,355   (15,533)    (72.7)
Other income.................................    45,467    49,104    (3,637)     (7.4)
                                                -------   -------   -------   -------
               Total fees and other income...   162,118   168,980    (6,862)     (4.1)
Securities gains, net........................     4,991    40,353   (35,362)    (87.6)
Gain on sale of credit card loans............         -    60,000   (60,000)        -
                                                -------   -------   -------   -------
        Total noninterest income.............  $167,109  $269,333 $(102,224)    (38.0)%
                                               ========  ======== =========   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The Corporation's noninterest income for the six months ended June 30, 1999 was $167.1 million, a $102.2 million (38.0%) decrease from noninterest income for the six months ended June 30, 1998. Noninterest income for the first half of 1999 included investment securities gains of $5.0 million. Noninterest income for the first half of 1998 benefited from a $60.0 million gain on the sale of credit card loans and gains on the sale of investment securities of $40.4 million. Excluding these items, total fees and other income decreased $6.9 million (4.1%) when compared to 1998. Service charges on deposit accounts increased $3.8 million (7.2%) due to increases in both retail and corporate deposit service charges. Trust and investment advisory fees increased $5.8 million (17.0%) due to a higher level of proprietary funds management fees, personal trust fees and investment advisory fees. Credit card income increased $2.7 million (24.1%) due to an increase in debit card interchange income and merchant discount income in 1999. Mortgage banking income declined $15.5 million (72.7%) due to the sale of the residential mortgage origination businesses in the first quarter of 1998. Income from non-residential mortgage banking activities increased $1.4 million when compared to 1998. Other income decreased $3.6 million (7.4%). Securities sales and fees decreased $7.5 million due to the sale of Hopper Soliday in January 1999. Servicing income decreased $3.8 million due to the absence of servicing income from the Corporation's securitized credit card portfolio which was sold in the first quarter of 1998. Income from lease residual gains increased $6.0 million when compared to 1998, due to some large lease residual gains on railcars in 1999. Other income in 1999 included gains on the sale of other real estate owned totaling $1.5 million and a $0.6 million gain on the sale of a branch. Other income in 1998 included a $1.2 million gain on the payoff of a troubled debt restructuring.

Noninterest Expenses

     The following table presents the components of noninterest expenses for the three months ended June 30, 1999 and 1998.

                             Noninterest Expenses

                                                Three Months Ended
                                                     June 30,           Net Change
                                                -------------------     ----------
                                                  1999      1998     Dollar    Percent
                                                  ----      ----     ------    -------
                                                        (dollars in thousands)
Salaries and other personnel costs...........  $ 68,311  $ 74,363   $(6,052)     (8.1)%
Equipment costs..............................    13,229    10,067     3,162      31.4
Occupancy costs..............................     8,741     9,213      (472)     (5.1)
Other operating expenses:
     External services.......................     8,063     6,970     1,093      15.7
     Postage and communications..............     4,864     6,165    (1,301)    (21.1)
     Lending and collection..................     5,541     2,374     3,167     133.4
     Professional service fees...............     5,400     3,970     1,430      36.0
     Advertising and marketing...............     8,560     4,111     4,449     108.2
     Other...................................    13,353    15,003    (1,650)    (11.0)
                                                -------   -------   -------    ------
           Total operating expenses..........   136,062   132,236     3,826       2.9
Intangible assets amortization expense.......    12,749    13,787    (1,038)     (7.5)
                                                -------   -------   -------    ------
               Total noninterest expenses....  $148,811  $146,023    $2,788       1.9%
                                               ========  ========    ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The Corporation's noninterest expenses for the quarter ended June 30, 1999 were $148.8 million, a $2.8 million (1.9%) increase from noninterest expenses for the quarter ended June 30, 1998. Intangible asset amortization expenses decreased $1.0 million. Total operating expenses increased $3.8 million (2.9%). The quarter ended June 30, 1999 included $10.0 million in expenses associated with the Allfirst brand introduction. Salaries and other personnel costs decreased $6.1 million (8.1%) primarily due a decline in employees resulting from the sale of Hopper Soliday in the first quarter of 1999. External services expense increased $1.1 million (15.7%) due to an increase in network service fees which were the result of a higher volume of debit card and merchant transactions in 1999. Equipment costs increased $3.2 million. Postage and communications expenses decreased $1.3 million (21.1%) due to approximately $0.5 million in postage costs incurred in 1998 related to systems conversions and a decrease in postage and communication expenses resulting from the sale of Hopper Soliday in January 1999. Lending and collection expenses increased $3.2 million primarily due to a $3.7 million increase in lending and collection expenses associated with the Corporation's foreign maritime loan portfolio. Professional service fees increased $1.4 million due an increase in contract programming expenses in 1999. Professional fees in 1998 included $1.6 million in expenses related to system conversions, while professional fees in 1999 included $1.5 million in professional fees associated with the introduction of the new Allfirst brand in 1999. Advertising and marketing expenses increased $4.4 million (108.2%). Advertising expense increased $5.7 million due to the implementation of the new Allfirst brand name in the second quarter of 1999. Other expenses decreased $1.7 million. Office supplies and forms increased $1.2 million due to costs associated with form changes related to the Allfirst name change. In addition, other expenses in the current quarter included a $1.9 million provision for losses on other maritime assets owned and approximately $1.6 million in miscellaneous losses. These increases in other expenses were offset by lower expenses in all other expense categories.

     The following table presents the components of noninterest expenses for the six months ended June 30, 1999 and 1998.


                              Noninterest Expenses

                                                 Six Months Ended
                                                     June 30,           Net Change
                                                 ----------------       ----------
                                                  1999      1998     Dollar    Percent
                                                  ----      ----     ------    -------
                                                        (dollars in thousands)
Salaries and other personnel costs...........  $137,244  $154,433  $(17,189)    (11.1)%
Equipment costs..............................    24,534    21,700     2,834      13.1
Occupancy costs..............................    18,253    19,424    (1,171)     (6.0)
Other operating expenses:
     External services.......................    15,548    14,957       591       4.0
     Postage and communications..............    10,590    12,322    (1,732)    (14.1)
     Lending and collection..................    10,709     5,340     5,369     100.5
     Professional service fees...............     7,417     8,106      (689)     (8.5)
     Advertising and marketing...............    10,551     8,487     2,064      24.3
     Other...................................    25,136    28,765    (3,629)    (12.6)
                                                -------   -------   -------    ------
           Total operating expenses..........   259,982   273,534   (13,552)     (5.0)
Intangible assets amortization expense.......    25,514    28,011    (2,497)     (8.9)
                                                -------   -------   -------    ------
               Total noninterest expenses....  $285,496  $301,545  $(16,049)     (5.3)%
                                               ========  ========  ========    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The Corporation's noninterest expenses for the six months ended June 30, 1999 were $285.5 million, a $16.0 million (5.3%) decrease from noninterest expenses for the six months ended June 30, 1998. Intangible asset amortization expenses decreased $2.5 million. Total operating expenses decreased $13.6 million (5.0%). The six months ended June 30, 1999 included $10.0 million in expenses associated with the Allfirst brand introduction. Salaries and other personnel costs decreased $17.2 million (11.1%) primarily due a decline in employees resulting from the sale of the credit card and residential mortgage origination businesses in the first quarter of 1998 and the sale of Hopper Soliday in the first quarter of 1999. Equipment costs increased $2.8 million. Occupancy costs decreased $1.2 million due to cost savings associated with exited businesses and branch relocation expenses in 1998. External services expense increased $0.6 million (4.0%). External services expenses in 1998 included $1.4 million in expenses associated with discontinued business lines. Excluding these expenses, external services expense increased $2.0 million due to an increase in network service fees prompted by a higher volume of debit card and merchant transactions in 1999. Postage and communications expenses decreased $1.7 million (14.1%) due to approximately $0.5 million in postage costs incurred in 1998 related to systems conversions and a decrease in postage and communication expenses resulting from the sale of businesses in 1998 and the first quarter of 1999. Lending and collection expenses increased $5.4 million due primarily to a $6.7 million increase in lending and collection expenses associated with the Corporation's foreign maritime loan portfolio. Professional service fees decreased $0.7 million. Approximately $2.6 million in contract programming expenses and professional fees were incurred in 1998 for systems conversions and Year 2000 compliance. In 1999, approximately $1.5 million in professional fees were incurred in conjunction with the change to the Allfirst brand name in the second quarter of 1999. Advertising and marketing expenses increased $2.1 million (24.3%). Advertising expenses increased $5.7 million due to the implementation of the new Allfirst brand name in the second quarter of 1999. Excluding these expenses, advertising and marketing expenses decreased $3.6 million, primarily due to marketing expenses associated with discontinued businesses in 1998. Other expenses decreased $3.6 million. Office supplies and forms increased $0.9 million due to costs associated with form changes related to the Allfirst name change. In addition, other expenses for the six months ended June 30, 1999 included a $1.9 million provision for losses on other maritime assets owned and a $1.3 million increase in miscellaneous losses. These increases in other expenses were offset by lower expenses in all other expense categories.

YEAR 2000

     The Corporation has developed an inventory of over 800 products and applications which may be affected by Year 2000 issues. This inventory covers all aspects of the Corporation's business. These applications were assigned a business priority and were organized into projects for replacement, upgrading, renovation and certification testing. The Corporation's primary efforts have been focused on inventoried items which have been identified as mission critical and very important - those applications where any disruption causes critical data to be unreliable, transactions to fail, legal requirements to be missed, or any other potentially serious business issue. As of June 30, 1999, all of the Corporation's mission critical and very important products have been certified as Year 2000 compliant. In addition, all of the critical departments of the Corporation have developed Year 2000 business resumption plans and these plans have been tested. There has been no significant change in the cost of compliance or the schedule for completion of Year 2000 testing in 1999.

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

Interest Rate Risk Management

     Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At June 30, 1999, the interest rate risk position of the Corporation had not changed significantly from the risk position at December 31, 1998 and the Corporation's equity at risk and earnings at risk remained in compliance with the Corporation's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

     The Corporation maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first six months of 1999.

                          Part II. - Other Information

Item 1.  Legal Proceedings

     Various legal actions and proceedings are pending involving First Maryland Bancorp or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to the Corporation's financial condition or results of operations. Included among the outstanding litigation is a class action lawsuit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit ") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRAs"). The aggregate balance of the IRAs was approximately $215 million at June 30, 1999. Dauphin Deposit's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRAs in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On
July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. The Supreme Court heard oral argument on November 16, 1998. On March 26, 1999, the Supreme Court affirmed the decision of the Superior Court. The class filed an application for reargument with the Supreme Court on April 9, 1999 which was denied by the Supreme Court on May 13, 1999. On June 18, 1999, the court issued an order approving the settlement and Dauphin Deposit (now Allfirst Bank) is working on resolving implementation issues. Neither management nor counsel can predict when settlement will be implemented with any reasonable degree of certainty. Allfirst Bank has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.




Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  The following exhibit is furnished to this Form 10-Q:

                  (27) Financial Data Schedule

         (b)  Reports on Form 8-K

                  A current report on Form 8-K dated May 25, 1999 was filed to provide the following exhibits to a registration Statement filed on Form S-3 (File No. 333-28479).

                  Exhibits:

                  1.1 Underwriting Agreement, dated May 25, 1999, between First Maryland Bancorp and Salomon Smith Barney Inc., Bear Stearns & Co. Inc. and J.P. Morgan Securities Inc.

                  12.1 Statement re computation of ratios for the three months ended March 31, 1999, and for the years ended
                       December 31, 1998, 1997, 1996, 1995 and 1994.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      First Maryland Bancorp

August 12, 1999                       By    /s/ Jerome W. Evans
                                      -------------------------
                                      Vice Chairman and Chief  Financial Officer

August 12, 1999                       By    /s/ Robert L. Carpenter, Jr.
                                      ----------------------------------
                                      Senior Vice President and  Controller