Form 10-Q
period 1999-09-30
ALLFIRST FINANCIAL INC
filed 1999-11-12
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549
                               -----------------

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273
                      -----------------------------------

                            Allfirst Financial Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                          52-0981378
           (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)             Identification No.)

               The Allfirst Building
              25 South Charles Street
                 Baltimore, Maryland                         21201
     (Address of principal executive offices)             (zip code)

                                 410-244-4000
             (Registrant's telephone number, including area code)


                            First Maryland Bancorp
            (Former name or address, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes       No   X
                                                        -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   All 597,763,495 outstanding shares of Common Stock, $1/7 par value, of the registrant are owned by Allied Irish Banks, p.l.c., an
                          Irish banking corporation.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                Page No
                                                                                -------
Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)
                  Consolidated Statements of Income.............................   3
                  Consolidated Statements of Condition..........................   4
                  Consolidated Statements of Changes in Stockholders' Equity....   5
                  Consolidated Statements of Cash Flows.........................   6
                  Notes to Consolidated Financial Statements....................   7
     Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................  15
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  28
Part II.  Other Information
     Item 1.  Legal Proceedings.................................................  29
     Item 6.  Exhibits and reports on Form 8-K..................................  29
     Signatures.................................................................  29

Item 1. Financial Statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                           ----------------------    --------------------
                                                              1999         1998        1999        1998
                                                              ----         ----        ----        ----
                                                                           (in thousands)
Interest Income
Interest and fees on loans and leases ..................   $ 200,180    $ 200,206   $ 589,053   $ 594,349
Interest and dividends on investment securities:
     Taxable ...........................................      57,224       54,419     177,259     165,016
     Tax-exempt ........................................       5,150        5,478      15,451      16,057
     Dividends .........................................       2,914        2,271       7,024       8,159
Interest on loans held-for-sale ........................         181        3,303       1,178      16,001
Other interest income ..................................         902        1,673       2,284       7,711
                                                           ---------    ---------   ---------   ---------
          Total interest and dividend income ...........     266,551      267,350     792,249     807,293
                                                           ---------    ---------   ---------   ---------
Interest Expense
Interest on deposits ...................................      88,955       98,684     269,496     297,592
Interest on Federal funds purchased and other short-term
borrowings .............................................      27,142       23,946      78,996      66,750
Interest on long-term debt .............................      17,028       12,126      44,341      37,035
                                                           ---------    ---------   ---------   ---------
          Total interest expense .......................     133,125      134,756     392,833     401,377
                                                           ---------    ---------   ---------   ---------
Net Interest Income ....................................     133,426      132,594     399,416     405,916
Provision for credit losses ............................       6,185        2,808      27,164      16,930
Net Interest Income After Provision for Credit
Losses .................................................     127,241      129,786     372,252     388,986
                                                           ---------    ---------   ---------   ---------
Noninterest Income
Service charges on deposit accounts ....................      23,060       21,665      70,918      66,149
Trust and investment advisory income ...................      20,662       17,994      60,556      52,082
Electronic banking income ..............................       6,524        5,384      17,991      15,316
Mortgage banking income ................................       2,545        5,304       8,367      26,659
Other income ...........................................      22,441       28,602      71,205      81,835
Securities gains (losses), net .........................         (12)       1,042       4,979      41,395
Gain on sale of credit card loans ......................          --           --          --      60,000
                                                           ---------    ---------   ---------   ---------
     Total noninterest income ..........................      75,220       79,991     234,016     343,436
                                                           ---------    ---------   ---------   ---------
Noninterest Expense
Salaries and other personnel costs .....................      67,883       77,220     205,127     231,653
Equipment costs ........................................       9,292       10,455      33,826      32,155
Occupancy costs ........................................       9,158        9,483      27,411      28,907
Other operating expenses ...............................      26,747       35,333      98,385     107,422
Intangible assets amortization expense .................      12,741       13,789      38,255      41,800
                                                           ---------    ---------   ---------   ---------
     Total noninterest expenses ........................     125,821      146,280     403,004     441,937
                                                           ---------    ---------   ---------   ---------

Income before income taxes .............................      76,640       63,497     203,264     290,485
Income tax expense .....................................      28,534       23,444      75,189     107,279
                                                           ---------    ---------   ---------   ---------
Net Income .............................................   $  48,106    $  40,053   $ 128,075   $ 183,206
                                                           =========    =========   =========   =========

Net Income Applicable to Common Shareholders ...........   $  48,005    $  36,997   $ 122,416   $ 174,037
                                                           =========    =========   =========   =========

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIAIRIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                          September 30,   December 31,
                                                                              1999           1998
                                                                          -------------   ------------
                                                                                  (in thousands,
                                                                            except per share amounts)
Assets
Cash and due from banks ...............................................   $    860,436    $  1,206,178
Interest bearing deposits in other banks ..............................          1,337           1,478
Trading account securities ............................................         45,583          42,528
Federal funds sold and securities purchased under resale agreements ...         63,965         130,916
Investment securities available-for-sale ..............................      4,486,040       4,815,087
Loans held-for-sale ...................................................         10,166          84,254
Loans, net of unearned income of $205,921 and $199,471:
     Commercial .......................................................      3,761,291       3,452,416
     Commercial real estate ...........................................      2,350,310       2,305,639
     Residential mortgage .............................................        696,224         827,103
     Retail ...........................................................      2,916,118       2,739,984
     Credit card ......................................................         14,746          15,234
     Commercial leases receivable .....................................        578,935         540,395
     Retail leases receivable .........................................        362,164         318,582
     Foreign ..........................................................        290,049         365,067
                                                                          ------------    ------------
          Total loans, net of unearned income .........................     10,969,837      10,564,420
Allowance for credit losses ...........................................       (157,351)       (157,351)
                                                                          ------------    ------------
          Loans, net ..................................................     10,812,486      10,407,069
                                                                          ------------    ------------
Premises and equipment ................................................        205,732         203,903
Due from customers on acceptances .....................................          5,531          12,253
Intangible assets .....................................................        854,471         893,584
Other assets ..........................................................        645,616         497,670
                                                                          ------------    ------------
               Total assets ...........................................   $ 17,991,363    $ 18,294,920
                                                                          ============    ============

Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits .....................................   $  2,839,570    $  3,276,589
     Interest bearing deposits ........................................      9,205,489       8,623,861
Interest bearing deposits in foreign banking office ...................        247,742         356,601
                                                                          ------------    ------------
          Total deposits ..............................................     12,292,801      12,257,051
Federal funds purchased and securities sold under repurchase agreements      1,346,472       2,185,794
Other borrowed funds, short-term ......................................        617,400         377,927
Bank acceptances outstanding ..........................................          5,531          12,253
Accrued taxes and other liabilities ...................................        721,436         586,137
Long-term debt ........................................................      1,195,239         856,320
                                                                          ------------    ------------
               Total liabilities ......................................     16,178,879      16,275,482
                                                                          ------------    ------------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share,
  $100 liquidation preference per share: authorized and issued 90,000
  shares ..............................................................          8,282           8,111
Stockholders' equity:
7.875% Non-cumulative preferred stock, Series A, $5 par value per share, $25 liquidation preference per share; authorized 8,910,000
  shares; issued 6,000,000 shares .....................................             --          30,000
Common Stock, $1/7 par value per share; authorized 1,200,000,000
  shares, issued 597,763,495 shares ...................................         85,395          85,395
Capital surplus .......................................................        581,988         701,988
Retained earnings .....................................................      1,202,810       1,170,565
Accumulated other comprehensive (loss) income .........................        (65,991)         23,379
                                                                          ------------    ------------
               Total stockholders' equity .............................      1,804,202       2,011,327
                                                                          ------------    ------------
               Total liabilities, redeemable preferred stock and
                 stockholders' equity .................................   $ 17,991,363    $ 18,294,920
                                                                          ============    ============

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                               Preferred           Common           Capital
                                                                 Stock              Stock           Surplus
                                                                 -----              -----           -------
                                                                               (in thousands)
Nine Months Ended September 30, 1998
------------------------------------
Balance, December 31, 1997 ................................   $   30,000          $ 85,395        $ 701,988
Net income ................................................           --                --               --
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................           --                --               --
     Change in unrealized gains/losses on investment
       securities, net of reclassification adjustment (1) .           --                --               --
         Other comprehensive income .......................
            Comprehensive income ..........................           --                --               --
Accretion of redeemable preferred stock ...................           --                --               --
Dividends declared on common stock ........................           --                --               --
Dividends declared on preferred stock .....................           --                --               --
Dividends declared on redeemable preferred stock ..........           --                --               --
                                                              ----------          --------        ---------
Balance, September 30, 1998 ...............................   $   30,000          $ 85,395        $ 701,988
                                                              ==========          ========        =========

Nine Months Ended September 30, 1999
------------------------------------
Balance, December 31, 1998 ................................   $   30,000          $ 85,395        $ 701,988
Net income ................................................           --                --               --
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................           --                --               --
     Change in unrealized gains/losses on investment
       securities, net of reclassification adjustment (1)             --                --               --
              Other comprehensive income ..................
                 Comprehensive income .....................           --                --               --
Redemption of preferred stock .............................      (30,000)               --         (120,000)
Accretion of redeemable preferred stock ...................           --                --               --
Dividends declared on common stock ........................           --                --               --
Dividends declared on preferred stock .....................           --                --               --
Dividends declared on redeemable preferred stock ..........           --                --               --
                                                              ----------          --------        ---------
Balance, September 30, 1999 ...............................   $       --          $ 85,395        $ 581,988
                                                              ==========          ========        =========

                                                              Accumulated
                                                                 Other
                                                                Compre-
                                                                hensive
                                                                 Income          Retained
                                                                 (Loss)          Earnings           Total
                                                                 ------          --------           -----
                                                                              (in thousands)
Nine Months Ended September 30, 1998
------------------------------------
Balance, December 31, 1997 ................................   $  33,594        $ 1,021,880      $ 1,872,857
Net income ................................................          --            183,206          183,206
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................        (240)                --             (240)
     Change in unrealized gains/losses on investment
       securities, net of reclassification adjustment (1) .      17,574                 --           17,574
                                                                                                -----------
         Other comprehensive income .......................                                          17,334
                                                                                                -----------
            Comprehensive income ..........................                                         200,540
                                                                                                -----------
Accretion of redeemable preferred stock ...................          --               (104)            (104)
Dividends declared on common stock ........................          --            (57,000)         (57,000)
Dividends declared on preferred stock .....................          --             (8,865)          (8,865)
Dividends declared on redeemable preferred stock ..........          --               (304)            (304)
                                                              ---------        -----------      -----------
Balance, September 30, 1998 ...............................   $  50,928        $ 1,138,813      $ 2,007,124
                                                              =========        ===========      ===========

Nine Months Ended September 30, 1999
------------------------------------
Balance, December 31, 1998 ................................   $  23,379        $ 1,170,565      $ 2,011,327
Net income ................................................          --            128,075          128,075
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................        (603)                --             (603)
     Change in unrealized gains/losses on investment
       securities, net of reclassification adjustment (1)       (88,767)                --          (88,767)
                                                                                                -----------
              Other comprehensive income ..................                                         (89,370)
                                                                                                -----------
                 Comprehensive income .....................          --                 --           38,705
                                                                                                -----------
Redemption of preferred stock .............................          --                 --         (150,000)
Accretion of redeemable preferred stock ...................          --               (171)            (171)
Dividends declared on common stock ........................          --            (90,000)         (90,000)
Dividends declared on preferred stock .....................          --             (5,356)          (5,356)
Dividends declared on redeemable preferred stock ..........          --               (303)            (303)
                                                              ---------        -----------      -----------
Balance, September 30, 1999 ...............................   $ (65,991)       $ 1,202,810      $ 1,804,202
                                                              =========        ===========      ===========


(1)  Disclosure of reclassification amount:

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   ---------------------
                                                                                                      1999        1998
                                                                                                      ----        ----
     Net unrealized holding gains (losses) on investment securities arising during period.......   $(85,757)    $43,716
     Less: reclassification adjustment for realized gains included in net income ...............      3,010      26,142
                                                                                                   --------     -------
     Change in unrealized gains/losses on investment securities, net of tax ....................   $(88,767)    $17,574
                                                                                                   ========     =======


           See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                       ---------------------------
                                                                                                          1999            1998
                                                                                                       -----------    ------------
                                                                                                             (in thousands)
Operating Activities
Net income.........................................................................................    $   128,075    $   183,206
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses....................................................................         27,164         16,930
    Provision for other real estate losses.........................................................          1,890            337
    Depreciation and amortization..................................................................         64,400         63,457
    Deferred income tax (credit) expense...........................................................        (34,781)        40,601
    Net gain on the sale of assets.................................................................         (6,944)      (101,965)
    Net decrease in loans originated for sale......................................................         74,088        375,689
    Net increase in trading account securities.....................................................        (18,678)       (32,833)
    Net decrease in accrued interest receivable....................................................          1,864          5,115
    Net increase (decrease) in accrued interest payable............................................         23,750         (3,512)
    Other, net.....................................................................................         95,508         (8,495)
                                                                                                       -----------    -----------
           Net cash provided by operating activities...............................................        356,336        538,530
                                                                                                       -----------    -----------
Investing Activities
    Proceeds from sales of investment securities available-for-sale................................      1,359,073      2,875,947
    Proceeds from paydowns and maturities of investment securities available-for-sale..............        672,592        585,233
    Purchases of investment securities available-for-sale..........................................     (1,881,885)    (3,041,586)
    Net decrease in short-term investments.........................................................         59,453         25,467
    Net disbursements from lending activities of banking subsidiaries..............................       (457,296)      (432,755)
    Principal collected on loans of nonbank subsidiaries...........................................         (7,205)        36,710
    Loans originated by nonbank subsidiaries.......................................................          7,884        (28,139)
    Principal payments received under leases.......................................................          3,890          3,380
    Purchases of assets to be leased...............................................................         (1,063)        (3,211)
    Proceeds from the sale of other real estate....................................................         28,310          7,618
    Net purchases of premises and equipment........................................................        (26,374)       (49,362)
    Proceeds from the sale of credit card loans....................................................             --        197,369
    Other, net.....................................................................................         (3,372)         3,224
                                                                                                       -----------    -----------
           Net cash (used) provided by investing activities........................................       (245,993)       179,895
                                                                                                       -----------    -----------
Financing Activities
    Net increase (decrease) in deposits............................................................         35,750       (738,443)
    Net (decrease) increase in short-term borrowings...............................................       (584,836)        46,790
    Proceeds from the issuance of long-term debt...................................................        299,615             --
    Principal payments on long-term debt...........................................................        (60,000)       (50,000)
    Proceeds from the issuance of subordinated capital trust enhanced securities...................         98,903             --
    Redemption of Preferred Stock..................................................................       (150,000)            --
    Cash dividends paid............................................................................        (95,658)       (66,169)
                                                                                                       -----------    -----------
           Net cash used for financing activities..................................................       (456,226)      (807,822)
                                                                                                       -----------    -----------
Decrease in cash and cash equivalents..............................................................       (345,883)       (89,397)
Cash and cash equivalents at January 1,............................................................      1,207,656      1,079,665
                                                                                                       -----------    -----------
Cash and cash equivalents at September 30,.........................................................    $   861,773    $   990,268
                                                                                                       ===========    ===========
Supplemental Disclosures
        Interest payments..........................................................................    $   369,083    $   404,890
        Income tax payments, net of tax refunds....................................................         29,232         30,493
Noncash Investing And Financing Activities
        Loan charge-offs...........................................................................         33,332         24,459
        Transfers to other real estate and other assets owned......................................         26,209          6,410

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Basis of Presentation

            The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst"), formerly First Maryland Bancorp, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 1998 Annual Report on Form 10-K.

            Allfirst has reclassified certain categories of income and expense. Network service fees and VISA(R) royalties previously shown as noninterest expenses, are now offset against the associated revenue and shown on a net basis as noninterest income. A new category titled electronic banking income captures Automated Teller Machine ("ATM") fees, surcharge revenue and interchange income from VISA(R) debit card transactions. Previously ATM fees were presented with deposit service charges and debit card income was presented with credit card income.


2.  Investment Securities

            The amortized cost and fair value of available-for-sale securities at September 30, 1999 are as follows:

                                                                         Gross        Gross
                                                           Amortized   Unrealized   Unrealized       Fair
                                                             Cost        Gains        Losses         Value
                                                          ----------   ----------   ----------    ----------
                                                                            (in thousands)
U.S. Treasury and U.S. Government agencies ............   $  213,534   $       40   $   (2,920)   $  210,654
Mortgage-backed obligations ...........................    2,143,774          899      (79,807)    2,064,866
Collateralized mortgage obligations ...................    1,063,052        1,960      (11,469)    1,053,543
Asset-backed securities ...............................      419,567           93       (2,952)      416,708
Obligations of states and political subdivisions.......      438,043        3,612       (9,507)      432,148
Other debt securities .................................       71,010           --           --        71,010
Equity securities .....................................      241,598        1,757       (6,244)      237,111
                                                          ----------   ----------   ----------    ----------
Total .................................................   $4,590,578   $    8,361   $ (112,899)   $4,486,040
                                                          ==========   ==========   ==========    ==========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.   Long-term Debt

            Following is a summary of the long-term debt of Allfirst at September 30, 1999 and December 31, 1998:

                                                                  September 30,   December 31,
                                                                       1999         1998
                                                                       ----         ----
                                                                       (in thousands)
10.375% Subordinated Capital Notes due August 1, 1999 ..........   $       --      $   59,995
Adjustable rate Federal Home Loan Bank Advances ................      400,000         200,000
8.375% Subordinated Notes due May 15, 2002 .....................       99,886          99,853
7.20% Subordinated Notes due July 1, 2007 ......................      199,912         199,903
6.875% Subordinated Notes due June 1, 2009 .....................       99,628              --
Floating rate Subordinated Capital Income Securities due
January 15, 2027 ...............................................      147,907         147,690
Floating rate Subordinated Capital Income Securities due
February 1, 2027 ...............................................      148,765         148,640
Floating rate Non-Cumulative Subordinated Capital Trust Enhanced
Securities due July 15, 2029 ...................................       98,931              --
Obligations under capitalized leases ...........................          210             239
                                                                   ----------      ----------
         Total .................................................   $1,195,239      $  856,320
                                                                   ==========      ==========


            All of the long-term debt of Allfirst is unsecured, except the Federal Home Loan Bank Advances. Investment securities with a market value of $433 million were pledged to secure these borrowings at September 30, 1999. The Federal Home Loan Bank Advances mature $200 million on December 4, 2000 and $200 million on August 20, 2001.

            The 6.875% Subordinated Notes mature on June 1, 2009, with interest payable semi-annually and are not redeemable prior to maturity.

            Allfirst repaid the 10.375% Subordinated Capital Notes on June 2, 1999 using $60 million of the proceeds from the issuance of the 6.875% Subordinated Notes.

            The Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities ("SKATES") were issued through a consolidated subsidiary, Allfirst Preferred Capital Trust ("Allfirst Capital Trust"). Allfirst Capital Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing the SKATES and common securities,
(ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust ("Allfirst Asset Trust') and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Asset Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing its Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the asset securities in a junior subordinated debenture of Allfirst Financial Inc. and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Financial Inc. holds 100% of the common securities of both trusts.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per SKATES, reset quarterly on October 19, January 19, April 19, and July 19 in each year. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst Financial Inc. held by the Allfirst Asset Trust is redeemed. Allfirst Financial Inc. may redeem the junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions for the current quarterly period form the last distribution date. An equal amount of the SKATES will be redeemed upon any redemption of the Asset Preferred Securities at an amount per SKATE equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date. Allfirst Financial Inc. has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES to the extent that the Allfirst Capital Trust has funds legally available.


4. Line of Business Reporting

     Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Retail Banking, Corporate Banking, Real Estate Finance, Trust and Investment Advisory Services, and Treasury. Retail Banking provides loans, deposits, mutual fund and annuity products, and credit life insurance to consumers and commercial small business customers. Corporate Banking provides commercial loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. Real Estate Finance provides construction and property loans and letters of credit to domestic corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Trust and Investment Advisory Services provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other business lines includes smaller business units. The revenues and expenses in other business lines are primarily related to merchant services. Lines of business from which Allfirst has exited are classified under discontinued business lines. Discontinued business lines include any gain or loss realized on the sale of the assets of the business line. As the table indicates, gains on the sale of credit card loans in 1998 have been classified under discontinued business lines. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. Other also receives a credit for funds provided and charges for funds used.


     Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for credit losses are allocated based on the credit risk of each business line's loan portfolio and the changes therein. Capital is assigned to each business line based on regulatory risk-based capital guidelines. Interest rate risk is aggregated from all lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4. Line of Business Reporting (continued)

        The following tables present operating information about each of Allfirst's business lines for the nine months ended September 30, 1999 and 1998. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.


                              Business Line Results
                      Nine Months Ended September 30, 1999

                                                                        Trust and
                                                                 Real   Investment               Other     Total
                                          Retail  Corporate     Estate   Advisory              Business   Business
(in thousands)                           Banking   Banking     Finance   Services   Treasury     Lines     Lines
                                         -------   -------     -------   --------   --------     -----     -----
Net interest income (FTE) ...........   $246,417   $129,322   $ 27,704   $  1,828   $ 22,797   $    764   $428,832
Noninterest income ..................     56,026     59,709     13,372     68,505      3,758     20,572    221,942
Securities gains, net ...............         --         --         --         --      4,979         --      4,979
                                        --------   --------   --------   --------   --------   --------   --------
    Total revenues ..................    302,443    189,031     41,076     70,333     31,534     21,336    655,753
Total noninterest expenses, excluding
intangible asset amortization .......    180,415     92,087     18,573     39,254      6,909     11,721    348,959
Goodwill and other intangible asset
    amortization ....................        678         --         --        821         --         --      1,499
Provision for credit losses .........     10,076     12,043      1,276         46         --        165     23,606
                                        --------   --------   --------   --------   --------   --------   --------
    Income before income taxes ......    111,274     84,901     21,227     30,212     24,625      9,450    281,689
Income tax expense (FTE) ............     42,228     32,220      4,184     11,568      8,912      3,586    102,698
                                        --------   --------   --------   --------   --------   --------   --------
    Net income ......................   $ 69,046   $ 52,681   $ 17,043   $ 18,644   $ 15,713   $  5,864   $178,991
                                        ========   ========   ========   ========   ========   ========   ========
(in millions)
Average assets ......................   $  8,435   $  5,368   $  1,712   $     69   $  4,955   $    178   $ 20,717
Average loans .......................      4,081      4,773      1,612         13         --         93     10,572
Average deposits ....................      8,032      1,479         80         56      2,221         --     11,868
Allocated equity ....................        393        705        176         11        124         11      1,420

                                          Total
                                         Business              Consolidated
(in thousands)                            Lines       Other       Total
                                         --------   ---------  ------------
Net interest income (FTE) ............   $428,832   $(18,087)   $410,745
Noninterest income ...................    221,942      7,095     229,037
Securities gains, net ................      4,979         --       4,979
                                         --------   --------    --------
    Total revenues ...................    655,753    (10,992)    644,761
Total noninterest  expenses, excluding
    intangible asset amortization ....    348,959     15,791     364,750
Goodwill and other intangible asset
    amortization .....................      1,499     36,756      38,255
Provision for credit losses ..........     23,606      3,558      27,164
                                         --------   --------    --------
    Income before income taxes .......    281,689    (67,097)    214,592
Income tax  expense (FTE) ............    102,698    (16,181)     86,517
                                         --------   --------    --------
    Net income .......................   $178,991   $(50,916)   $128,075
                                         ========   ========    ========
(in millions)
Average assets .......................   $ 20,717   $ (3,025)   $ 17,692
Average loans ........................     10,572         75      10,647
Average deposits .....................     11,868         83      11,951
Allocated equity .....................      1,420        497       1,917

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4.   Line of Business Reporting (continued)

                              Business Line Results
                      Nine Months Ended September 30, 1998

                                                                         Trust and                            Total
                                                                  Real   Investment               Other    Continuing
                                          Retail   Corporate     Estate   Advisory              Business    Business
(in thousands)                            Banking   Banking     Finance   Services   Treasury     Lines       Lines
                                          -------   -------     -------   --------   --------     -----       -----
Net interest income (FTE) ............   $244,594   $129,829   $ 26,723   $  3,396   $ 20,718   $ (1,219)   $424,041
Noninterest income ...................     53,215     51,095     10,526     56,831      3,095     18,551     193,313
Securities gain, net .................         --         --         --         --     41,401         --      41,401
                                         --------   --------   --------   --------   --------   --------    --------
    Total revenues ...................    297,809    180,924     37,249     60,227     65,214     17,332     658,755
Total noninterest  expenses, excluding
    intangible asset amortization ....    188,465     81,125     16,881     36,848      8,087      8,539     339,945
Goodwill and other intangible assets .        678         --         --        821         --                  1,499
Provision for credit losses ..........      6,900     12,014      1,795         53         --      2,263      23,025
                                         --------   --------   --------   --------   --------   --------    --------
   Income before income taxes ........    101,766     87,785     18,573     22,505     57,127      6,530     294,286
Income tax expense (FTE) .............     40,234     34,507      4,569      9,219     17,323      2,494     108,346
                                         --------   --------   --------   --------   --------   --------    --------
   Net income ........................   $ 61,532   $ 53,278   $ 14,004   $ 13,286   $ 39,804   $  4,036    $185,940
                                         ========   ========   ========   ========   ========   ========    ========

(in millions)
Average assets .......................   $  8,738   $  5,096   $  1,721   $    187   $  4,229   $     84    $ 20,055
Average loans ........................      3,835      4,533      1,646         13         --         18      10,045
Average deposits .....................      8,326      1,501         72        172      1,890         --      11,961
Allocated equity .....................        402        657        150         14        124          8       1,355

                                          Total
                                       Continuing  Discontinued
(in thousands)                          Business     Business             Consolidated
                                          Lines        Lines      Other       Total
                                          -----        -----      -----       -----
Net interest income (FTE) ...........   $424,041     $  8,576   $(15,839)   $416,778
Noninterest income ..................    193,313       45,090      3,638     242,041
Securities gain, net ................     41,401           --         (6)     41,395
Gain on sale of credit card loans ...         --       60,000         --      60,000
                                        --------     --------   --------    --------
    Total revenues ..................    658,755      113,666    (12,207)    760,214
Total noninterest expenses, excluding
    intangible asset amortization ...    339,945       43,011     17,181     400,137
Goodwill and other intangible asset
    amortization ....................      1,499          287     40,014      41,800
Provision for credit losses .........     23,025        1,143     (7,238)     16,930
                                        --------     --------   --------    --------
    Income before income taxes ......    294,286       69,225    (62,164)    301,347
Income tax expense (FTE) ............    108,346       27,042    (17,247)    118,141
                                        --------     --------   --------    --------
    Net income ......................   $185,940     $ 42,183   $(44,917)   $183,206
                                        ========     ========   ========    ========
(in millions)
Average assets ......................   $ 20,055     $    538   $ (3,650)   $ 16,943
Average loans .......................     10,045          236       (146)     10,135
Average deposits ....................     11,961           --         64      12,025
Allocated equity ....................      1,355           55        527       1,937

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

5.  Stock Options

            During the second quarter of 1999, Allfirst implemented an employee stock option program called Allfirst Shares. Each full and part-time employee who was eligible for employee benefits and was employed by the Company as of May 4, 1999 received an option to purchase up to 100 American Depository Receipts ("ADRs") of Allied Irish Banks, p.l.c., Allfirst's parent ("AIB"). A total of 602,200 options were granted. The option grant price is $31.67 per ADR, the fair market value of the ADRs at the date of the grant. The options may be exercised:
(i) any time after May 4, 2002 and before May 4, 2004, as long as the closing price of AIB ADRs has equaled or exceeded 150% of the exercise price for five consecutive days at any time after the grant date; or (ii) any time after May 4, 2004, regardless of the price of the ADRs. The options must be exercised within 10 years or they will expire. The Allfirst Shares program is part of the 1997 Stock Option Plan described below.

            Allfirst's 1997 Stock Option Plan provides for the grant to key employees of options to acquire AIB ADRs. The options are granted at no less than the fair market value of the stock at the date of the grant. Other options granted on February 9, 1999, May 4, 1999 and August 10, 1999 vest one half in 24 months and one half in 36 months from the grant date and must be exercised within 10 years of the grant date or they will expire.

            Allfirst and an independent trustee created a trust which acquired AIB ADRs in the open market with the proceeds of a loan from Allfirst. Proceeds of option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of Allfirst's general creditors in the event of insolvency. The AIB ADRs held by the trust are classified on Allfirst's financial statements as investment securities available-for-sale. At September 30, 1999, investment securities available-for-sale included $105.5 million of AIB common ADRs related to the Allfirst Shares Plan and other options granted under the 1997 Stock Option Plan. Any decline in value of the AIB ADRs in the trust will be reflected as an unrealized loss on investment securities available-for-sale and reflected in other comprehensive income in stockholders' equity. AIB will not issue any securities in connection with the Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the Stock Option Plan.


            The summary of the status of Allfirst's stock option plan as of September 30, 1999 and changes during the period ending September 30, 1999 is presented below:

                                                        1997 Stock Option Plan
                                                        ----------------------
                                                                    Weighted-
                                                        Shares       Average
                                                         (000)    Exercise Price
                                                         -----    --------------
Outstanding at beginning of year (a) ..............    2,979.3      $   22.31
Granted ...........................................    2,174.3          28.05
Exercised .........................................     (486.5)        (18.67)
Forfeited .........................................     (221.6)        (26.66)
                                                       -------      ---------
Outstanding at September 30, 1999 .................    4,445.5      $   25.30
                                                       =======      =========

(a) Adjusted for 3 for 1 stock split.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

5.  Stock Options (continued)


        The following table summarizes information about fixed options outstanding at September 30, 1999:

                                 Options Outstanding                           Options Exercisable
                    -------------------------------------------           -----------------------------
                      Number                                               Number
                    Outstanding   Weighted-Average                       Exercisable
                    At 9/30/99       Remaining       Weighted-Average     At 9/30/99    Weighted-Average
    Exercise Price     (000)      Contractual Life     Exercise Price        (000)       Exercise Price
    --------------  -----------   ----------------     --------------     ----------     --------------
          $18.67      1,106.6         5.3 years            $18.67          1,106.6                $18.67
           26.42      1,119.6         9.0 years             26.42                -                     -
           29.29         75.0         9.1 years             29.29                -                     -
           34.04         82.8         9.4 years             34.04                -                     -
           31.67        624.7         9.6 years             31.67                -                     -
           26.05      1,436.8         9.9 years             26.05                -                     -
                      -------         ---------             -----          -------                 -----
           Total      4,445.5         8.5 years            $25.30          1,106.6                $18.67
                      =======         =========             =====          =======                 =====

            For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted were estimated at the date of the grants using a Black-Scholes option pricing model. The following details the weighted average assumptions used and resulting fair values provided by the option pricing model:

                                                                 Stock Options  Stock Options   Stock Options
                                                                   Granted on     Granted on      Granted on
                                                                     2/9/99         5/4/99         8/10/99
                                                                     ------         ------         -------
Expected future dividend yield .............................         3.06%          2.96%           2.67%
Volatility factor ..........................................         .2950           .3036          .3254
Risk free interest rate ....................................         5.010%         5.380%         5.870%
Expected life of options ...................................       10.0 years      5.5 years      5.5 years

Fair value per share of stock options granted...............         $10.47         $10.61          $8.03

        The pro forma net income of Allfirst that would have been recognized in the consolidated statements of income if the fair value method of accounting for stock options had been used is $125.5 million and $180.2 million, respectively, for the nine months ended September 30, 1999 and 1998, representing a reduction of $2.6 million and $3.0 million, respectively.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

6. Litigation

     Various legal actions and proceedings are pending involving Allfirst Financial Inc. or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Allfirst's financial condition or results of operations. Included among the outstanding litigation is a class action lawsuit instituted by Dauphin Deposit Bank and Trust Company ("Dauphin Deposit") in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin Deposit to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts ("IRAs"). The aggregate balance of the IRAs was approximately $219 million at September 30, 1999. Dauphin Deposit's right to terminate the variable interest rate deposit product was in dispute and was challenged by the holders of the IRAs in question. Several days after the commencement of trial in April 1996, Dauphin Deposit and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin Deposit and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which permitted Dauphin Deposit to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts were to be automatically deposited in one of three new certificates of deposit established by Dauphin Deposit for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin Deposit and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin Deposit and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin Deposit filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. On July 10, 1997, the Superior Court reversed the trial Court's disapproval of the settlement agreement and directed the trial Court to approve the settlement. On July 23, 1997, the class filed an Application for Reargument with the Superior Court which was denied on September 22, 1997. On October 20, 1997, the class filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania (the "Petition") which was granted on March 31, 1998. The Supreme Court heard oral argument on November 16, 1998. On March 26, 1999, the Supreme Court affirmed the decision of the Superior Court. The class filed an application for reargument with the Supreme Court on April 9, 1999 which was denied by the Supreme Court on May 13, 1999. On June 18, 1999, the Court issued an order approving the settlement. On September 23, 1999, the Court issued a further order establishing November 1, 1999 as the Settlement Effective Date. As part of the court's order, the court also stated that the maturity dates of the settlement certificates of deposit would be October 1, 2006. Dauphin Deposit (now Allfirst Bank) is working on implementing the settlement. The settlement is not expected to have a material impact on Allfirst Bank.

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


BUSINESS OF ALLFIRST

        On September 15, 1999, First Maryland Bancorp ("First Maryland") was merged into Allfirst Financial Inc. ("Allfirst"), a Delaware corporation, with Allfirst as the surviving Corporation. The purposes of the merger were to change the state of incorporation of First Maryland from Maryland to Delaware and to change the name of First Maryland to "Allfirst Financial Inc." First Maryland formed Allfirst solely for the purpose of effecting the Merger. The Merger was structured as an "F" reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The capital structure, stockholders, assets and business of Allfirst are identical to that of First Maryland. Allfirst Bank, the principal subsidiary, and all other direct and indirect subsidiaries of First Maryland are now direct and indirect subsidiaries of Allfirst. The individuals that served as directors, officers and employees of First Maryland at the time of the merger now hold the same offices and positions with, and perform the same functions and became responsible for all of the debts, liabilities, and obligations, of First Maryland existing on the effective date of the merger without limitation or restriction.

        During the second quarter of 1999, the new Allfirst brand name and logo were introduced. On June 28, 1999, most of Allfirst's subsidiary names were changed to incorporate the new Allfirst identity and the name of Allfirst's lead bank changed from FMB Bank to Allfirst Bank.

ANALYSIS OF FINANCIAL CONDITION

        Allfirst's total assets at September 30, 1999 were $18.0 billion, a $304 million decrease from total assets at December 31, 1998. The primary components of the decrease were cash and due from banks which decreased $346 million, Federal funds sold and securities purchased under resale agreements which decreased $67 million, and investment securities available for sale which decreased $329 million. The decline in cash and due from banks and the decrease in Federal funds sold and securities purchased under resale agreements coincides with a lower level of noninterest bearing demand deposits. These decreases in assets were partially offset by an increase in loans and leases receivable and other assets which increased $405 million and $148 million, respectively, when compared to December 31, 1998. The increase in other assets included a $77 million increase in the fair value of foreign exchange forward and option contracts.

        At September 30, 1999, investment securities available for sale of $4.5 billion had net unrealized losses of $104.5 million compared to net unrealized gains of $39.3 million at December 31, 1998. The taxable equivalent yield on the entire securities portfolio for the quarter ended September 30, 1999 was 6.06% compared to 6.36% for the third quarter of 1998. Investment securities sold in the first nine months of 1999 totaled $1.3 million and generated pre-tax gains of $5.0 million. The majority of the securities sold were U.S. Treasury securities, Federal agency securities and mortgage backed securities. The U.S. Treasury securities and mortgage backed securities were sold to reduce the duration of the investment securities portfolio. The Federal agency securities were sold to improve the yield of the investment portfolio. In the first nine months of 1999, Allfirst purchased $1.8 million of investment securities to replace $673 million of maturities, calls and paydowns of securities and the securities sold. The investment security

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


purchases were primarily U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations.

        Loans and leases increased $405 million when compared to December 31, 1998. Growth in commercial loans, commercial real estate loans, retail loans and leases receivable was offset by declines in the residential mortgage and foreign loan portfolios. Commercial loans increased $309 million, with growth primarily in the Communications, National and Pennsylvania corporate portfolios. Commercial real estate loans increased $45 million. The Commercial real estate portfolio experienced significant paydown activity during the quarter due to construction loans coming to term. However, there continues to be strong demand for commercial real estate financing prompted by a decline in commercial real estate vacancies and an increase in commercial real estate rental rates in the Mid-Atlantic region. Retail loans increased $176 million due to growth in home equity and indirect auto loans. Commercial and retail leases receivable increased $39 million and $44 million, respectively, due to increased demand for commercial and retail leases this quarter. Residential mortgage loans declined $131 million due to loan maturities and prepayments prompted by the favorable interest rate environment earlier in the year. Foreign loans decreased $75 million due to a decline in foreign maritime loans which resulted from loan charge-offs and loan paydowns.

        Significant fluctuations in liabilities included a $437 million decline in noninterest bearing deposits from December 31, 1998 primarily due to competitive pressures and seasonal fluctuations in demand deposit balances. Interest bearing deposits increased $473 million primarily due to growth in purchased deposits which increased $1.3 billion from December 31, 1998. Excluding purchased deposits, interest bearing deposits decreased $837 million primarily due to a $467 million decrease in money market deposits, a $288 million decrease in consumer time deposits, a $50 million decrease in savings deposits and a $32 million decrease in interest bearing demand deposits. The decrease in money market deposits is partially due to a $223 million decline in deposits from a financial services customer and the withdrawal of a $125 million mortgage escrow deposit from a corporate customer. Competitive pressures from non-bank financial services companies continue to be strong, especially mutual fund companies and broker dealers. The decline in money market and consumer time deposits evidences the consumer trend toward higher yielding non-insured investment vehicles. To the extent that Allfirst must replace noninterest bearing or interest bearing deposits with purchased funds, Allfirst's cost of funds increases.

        Long-term debt increased $339 million when compared to December 31, 1998. During the second quarter of 1999, Allfirst redeemed its 10.375% Subordinated Capital Notes using the proceeds from the issuance of $100 million of 6.875% Subordinated Notes. During the third quarter of 1999, Allfirst issued $100 million Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities. The proceeds from these securities, as well as other funding sources were used to redeem Allfirst's preferred stock. A more detailed description of the Subordinated Capital Trust Enhanced Securities is included under "Capital Adequacy and Resources". In addition, long-term advances from the Federal Home Loan Bank increased $200 million from December 31, 1998. Accrued taxes and other liabilities increased $135 million from December 31, 1998 primarily due to a $92 million increase in the fair value of foreign exchange option and forward contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


Asset Quality

        Nonperforming assets were $87.0 million at September 30, 1999, compared to $100.9 million at December 31, 1998, a decrease of $13.9 million. Nonaccrual loans decreased $7.5 million. Additions to nonperforming loans in the first nine months of 1999 aggregated $41.2 million. These additions were offset by reductions in nonaccrual loans totaling $48.7 million due to paydowns and payoffs of nonaccrual loans totaling $21.9 million, charge-offs of $10.8 million, loans returned to accrual status of $9.2 million and transfers to other real estate and other assets owned of $6.8 million.

        Other real estate and other assets owned decreased $1.9 million when compared to December 31, 1998. Additions to other real estate owned totaled $5.7 million, including transfers from nonaccrual loans of $4.6 million. Sales and paydowns of other real estate owned totaled $8.0 million. Repossessed assets increased $0.4 million.

        Other nonperforming assets decreased $4.4 million when compared to December 31, 1998. Other nonperforming assets include $21.5 million in nonperforming maritime loans. Allfirst has classified these loans as other nonperforming assets because 1) the value of the loan collateral is equal to the loan principal and 2) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, into the loan agreement. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations. In addition, other nonperforming assets at December 31, 1998 included a $2.8 million ownership interest in a commercial aircraft resulting from a lessee default on a commercial lease in which Allfirst was a participant. This asset was sold in the third quarter of 1999.

        The provision for credit losses for the third quarter of 1999 was $6.2 million compared to $2.8 million in the third quarter of 1998. Net charge-offs exceeded the provision for credit losses by $2.5 million in the third quarter of 1998. Net charge-offs increased $0.8 million when the third quarter of 1999 is compared to the third quarter of 1998. The increase in net charge-offs was primarily due to a $0.9 million increase in commercial net charge-offs, a $0.5 million increase in retail net charge-offs and a $1.4 million decline in net recoveries on commercial real estate loans. These items were offset by a $2.5 million decrease in foreign loan charge-offs due to a reduction in foreign maritime charge-offs.

        The provision for credit losses for the nine months ended September 30, 1999 was $27.2 million compared to a provision for credit losses of $16.9 million for the same period in 1998. Net charge-offs exceeded the provision for credit losses by $2.5 million in 1998. Net charge-offs increased $7.7 million when the nine months ended September 30, 1999 is compared to the nine months ended September 30, 1998. The increase in net charge-offs was primarily due to a $4.7 million increase in retail net charge-offs, a $3.8 million increase in foreign loan net charge-offs, which were all related to the foreign maritime portfolio, and a $1.9 million increase in residential mortgage net charge-offs. These increases were offset by a $3.2 million decrease in credit card net charge-offs due to the sale of substantially all of Allfirst's credit card receivables in the first quarter of 1998. The increase in retail charge-offs in 1999 is primarily related to charge-offs of retail deposit overdrafts which occurred after system conversions in 1998. The system deficiencies causing these overdrafts have been resolved and this trend has not continued.

        The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Recently the dry bulk shipping industry has shown signs of improvement; however, the tanker market continues to be weak. At September 30, 1999, Allfirst's total international maritime exposure was $263 million, including loans and leases of $211 million, $21 million in other foreign maritime assets, and $31 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at September 30, 1999 included $6.8 million in nonaccrual maritime loans and $21.5 million in other nonperforming maritime assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

            The following table details information on the allowance for credit losses and net charge-offs for the nine months ended September 30, 1999 and 1998 and risk assets at September 30, 1999 and December 31, 1998.

                             Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES
                                                         Nine Months Ended
                                                           September 30,
                                                   ---------------------------

                                                       1999            1998
                                                    ---------       ---------
                                                          (in thousands)
Beginning balance .............................     $ 157,351       $ 168,186
Provision for credit losses ...................        27,164          16,930
Net charge-offs ...............................       (27,164)        (19,430)
Allowance attributable to loans sold ..........            --          (6,850)
                                                    ---------       ---------
     Ending balance ...........................     $ 157,351       $ 158,836
                                                    =========       =========

NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans ..............................          0.22%           0.22%
Commercial real estate loans ..................         (0.07)          (0.07)
Residential mortgages .........................          0.48            0.12
Retail loans ..................................          0.50            0.29
Credit card loans .............................          0.97           11.41
Commercial leases receivable ..................            --              --
Retail leases receivable ......................          0.40            0.24
Foreign loans .................................          3.48            1.37
     Total ....................................          0.34%           0.26%

RISK ASSETS
                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                            (in thousands)
Nonaccrual loans:
Domestic:
     Commercial ................................       $ 13,072        $ 17,356
     Commercial real estate ....................          8,114           6,332
     Residential mortgage ......................         21,019          22,366
Foreign ........................................          9,584          13,227
                                                       --------        --------
          Total nonaccrual loans ...............         51,789          59,281
Restructured loans (1) .........................             --              88
Other real estate and assets owned (2) .........         13,715          15,630
Other (3) ......................................         21,465          25,903
                                                       --------        --------
          Total nonperforming assets ...........       $ 86,969        $100,902
                                                       ========        ========

Accruing loans contractually past due
  90 days or more as to principal or
  interest .....................................       $ 45,316        $ 40,469
                                                       ========        ========

--------------------
(1) Restructured loans are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".
(2) Other real estate and other assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(3) Other includes maritime loans discussed in detail under "Nonperforming Assets." Other also includes an interest in a commercial aircraft at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ASSET QUALITY RATIOS
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
Nonperforming assets as a percentage of:
     Total loans, net of unearned income plus other
       foreclosed assets owned ......................     0.79%        0.95%
     Total assets ...................................     0.48         0.55
Allowance for credit losses as a percentage of:
      Period end loans ..............................     1.43         1.49
      Nonperforming loans ...........................   303.83       265.04



CAPITAL ADEQUACY AND RESOURCES

            Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At September 30, 1999, Allfirst's Tier 1 risk based capital ratio was 9.07% ($1.4 billion of Tier 1 capital) and its total risk based capital ratio was 12.84% ($1.9 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

            The Federal Reserve Board's regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of tangible common shareholders' equity (Tier 1 capital). The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

            Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at September 30, 1999 Allfirst and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                             Capital Adequacy Ratios

                                                  Regulatory Capital Ratios
                                                  -------------------------
                                             Tier 1        Total        Leverage
                                             ------        -----        --------
Allfirst .............................        9.07%        12.84%         8.04%
Allfirst Bank ........................        8.87         11.14          7.77
Allfirst Financial Center N.A. .......       33.79         34.46         19.22
Regulatory Guidelines:
     Minimum .........................        4.00          8.00          3.00
     Well Capitalized ................        6.00         10.00          5.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


        On July 13, 1999, Allfirst issued 100,000 Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("SKATES") at a price to investors of $98.9 million. Each SKATES pays a non-cumulative quarterly distribution of three month LIBOR plus 1.50%, reset quarterly. These securities will be classified as long-term debt on the Consolidated Statement of Condition and will qualify as Tier 1 capital, with the limitation that the SKATES and other qualifying capital trust preferred securities cannot exceed 25% of Tier 1 capital. On July 14, 1999, the proceeds from the issuance of the SKATES, as well as other funding sources, were used to redeem Allfirst's 7.875% Non-cumulative Preferred Stock at a redemption price of $25.00 per share plus $2.4 million of accrued and unpaid dividends from the immediately preceding dividend payment date to the redemption date.

LIQUIDITY

        Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $141.4 million for the nine months ended September 30, 1999. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on long-term debt of Allfirst. On March 30, 1999, Allfirst paid a dividend of $90 million to its sole common shareholder, Allied Irish Banks, p.l.c.


ANALYSIS OF RESULTS OF OPERATIONS

        Net income to common shareholders for the three months ended September 30, 1999 of $48.0 million, increased $11.0 million (30.0%) when compared to net income to common shareholders of $37.0 million for the three months ended September 30, 1999. Net income to common shareholders represents net income after deducting preferred stock dividends. Net income to common shareholders for the nine months ended September 30, 1999 was $122.4 million compared to $174.0 million for the same period in 1998. In 1999, the nine months results included a $6.1 million after tax charge ($10.0 million pre-tax) related to the Allfirst name change and after tax securities gains of $3.0 million ($5.0 million pre-tax). In 1998, the nine month results included a $37.4 million after tax gain ($60.0 million pre-tax) from the sale of credit card receivables and after tax securities gains of $26.1 million ($41.4 million pre-tax). Return on average assets and return on average common stockholder's equity were 1.08% and 10.68%, respectively, for the three months ended September 30, 1999 compared to 0.94% and 8.09% for the three months ended September 30, 1998. Return on average assets and return on average common stockholder's equity were 0.97% and 9.02%, respectively, for the nine months ended September 30, 1999 compared to 1.45% and 12.98% for the nine months ended September 30, 1998.

        Net income for the quarter ended September 30, 1999 of $48.1 million, increased $8.0 million (20.1%) when compared to net income of $40.1 million for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $128.1 million, compared to $183.2 million for the same period in 1998.

       Tangible net income to common shareholders, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $59.4 million for the three months ended September 30, 1999 compared to $49.2 million for the three months ended September 30, 1998. Return on average tangible assets and return on average tangible common equity were 1.41% and 25.07%, respectively, for the third quarter of 1999 compared to 1.30% and 21.13%, respectively, for the quarter ended September 30, 1998.

        Tangible net income to common shareholders for the nine months ended September 30, 1999 was $156.7 million compared to $210.7 million for the nine months ended September 30, 1998. Excluding the one-time costs associated with the Allfirst brand introduction and net after tax securities gains, tangible net income to common shareholders for the nine months ended September 30, 1999 was $159.8 million and return on average tangible assets and return on average tangible common equity were 1.32% and 22.26%, respectively. Tangible net income to common shareholders for the nine months ended September 30, 1998, excluding the gain on the sale of credit card receivables and net after tax securities gains was $147.2 million and return on average tangible assets and return on average tangible common equity were 1.31% and 22.22%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Net Interest Income

        The largest source of Allfirst's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the third quarter of 1999 was $137.2 million, an increase of $1.0 million when compared to net interest income of $136.2 million for the third quarter of 1998. During the third quarter of 1999 Allfirst redeemed its 7.875% preferred stock, replacing it with the proceeds from the issuance of SKATES and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by $2.2 million, increased the return to common shareholders by replacing preferred dividends with tax deductible interest expense. The negative impact of the preferred stock redemption was offset by an increase in net interest income on loans due to higher loan balances. In addition, Allfirst realized a $0.5 million improvement in long-term funding costs due to the replacement of $60.0 million in long term debt with an interest rate of 10.375% with long-term debt with an interest rate of 6.875%.

        Allfirst's net interest margin was 3.56% for the third quarter of 1999 compared to 3.71% for the third quarter of 1998. The decline in net interest margin is primarily due to lower net interest spreads. In addition, the redemption of the preferred stock had a six basis point adverse impact on the net interest margin for the third quarter of 1999.

        Net interest income on a taxable equivalent basis for the nine months ended September 30, 1999 was $410.7 million, a decrease of $6.1 million when compared to net interest income of $416.8 million for the nine months ended September 30, 1998. As noted above, the redemption of the preferred stock in the third quarter resulted in a $2.2 million decline in net interest income. The remaining decrease in net interest income is primarily due to a fifteen basis point decline in the net interest spread for the nine months ended September 30, 1999. The impact of the decrease in the net interest spread was partially offset by a $684 million (4.7%) increase in interest earning assets.

        Allfirst's net interest margin was 3.59% for the nine months ended September 30, 1999 compared to 3.81% for the nine months ended September 30, 1998. The decline in net interest margin is primarily due to lower net interest spreads. In addition, the redemption of the preferred stock had a two basis point adverse impact on the net interest margin for the nine months ended September 30, 1999.

        The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months and nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)

                                                                                   Three Months Ended
                                                      ----------------------------------------------------------------------------
                                                               September 30, 1999                      September 30, 1998
                                                      ------------------------------------    ------------------------------------
                                                         Average                   Yield/     Average                   Yield/
                                                         Balance    Interest (1)  Rate (1)    Balance    Interest (1)  Rate (1)
                                                         -------    ------------  --------    -------    ------------  --------
                                                                               (dollars in millions)
ASSETS
Earning assets:
     Trading account securities .................     $     28.2       $    0.5      7.12%  $     68.1      $   0.9        5.38%
     Money market investments ...................           38.1            0.4      4.13         42.9          0.7        6.93
Investment securities (2):
     Taxable ....................................        3,838.5           57.2      5.91      3,474.7         54.0        6.17
     Tax exempt .................................          402.6            7.9      7.83        427.3          8.1        7.54
     Equity investments .........................          227.0            3.1      5.34        149.6          2.8        7.45
                                                      ----------       --------     -----   ----------      -------       -----
          Total investment securities ...........        4,468.0           68.2      6.06      4,051.7         64.9        6.36
                                                      ----------       --------     -----   ----------      -------       -----
Loans held for sale .............................           12.1            0.2      5.96        143.8          3.3        9.12
Loans (net of unearned income) (3):
     Commercial .................................        3,542.3           63.5      7.12      3,177.4         61.2        7.65
     Commercial real estate .....................        2,412.4           47.1      7.75      2,221.6         46.6        8.31
     Residential mortgage .......................          706.0           13.0      7.28        807.4         14.8        7.29
     Retail .....................................        2,894.4           58.5      8.02      2,784.2         58.3        8.31
     Credit card ................................           15.1            0.4      9.55         15.6          0.4       10.97
     Commercial leases receivable ...............          555.7            7.1      5.09        470.7          5.7        4.83
     Retail  leases receivable ..................          345.2            6.6      7.59        315.1          6.1        7.70
     Foreign ....................................          295.7            4.8      6.45        452.6          7.8        6.86
                                                      ----------       --------     -----   ----------      -------       -----
          Total loans ...........................       10,766.8          201.1      7.41     10,244.5        201.0        7.79
                                                      ----------       --------     -----   ----------      -------       -----
               Total earning assets .............       15,313.2          270.4      7.00     14,550.9        270.9        7.39
Allowance for credit losses .....................         (157.4)                               (161.3)
Cash and due from banks .........................          825.4                                 864.9
Other assets ....................................        1,633.7                               1,638.5
                                                      ----------                            ----------
       Total assets .............................     $ 17,614.9                            $ 16,893.0
                                                      ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand ....................     $    142.0       $    0.7      1.95%  $    569.6      $   2.0        1.43%
     Money market accounts ......................        2,592.3           16.9      2.59      2,253.8         19.2        3.37
     Savings ....................................        1,377.8            5.8      1.68      1,405.9          8.6        2.43
     Other consumer time ........................        2,839.7           36.8      5.15      3,265.1         43.3        5.26
     Large denomination time ....................        1,870.1           24.8      5.28      1,393.1         20.1        5.72
Deposits in foreign banking office ..............          296.6            3.8      5.02        385.9          5.5        5.61
                                                      ----------       --------     -----   ----------      -------       -----
               Total interest bearing deposits ..        9,118.4           88.9      3.87      9,273.3         98.7        4.22
                                                      ----------       --------     -----   ----------      -------       -----
Funds purchased .................................        1,634.5           20.1      4.88      1,359.8         18.2        5.30
Other borrowed funds, short-term ................          560.8            7.0      4.98        441.5          5.8        5.20
Long-term debt ..................................        1,073.6           17.0      6.29        656.1         12.1        7.33
                                                      ----------       --------     -----   ----------      -------       -----
               Total interest bearing liabilities       12,387.4          133.1      4.26     11,730.7        134.8        4.56
                                                      ----------       --------     -----   ----------      -------       -----
Noninterest bearing deposits ....................        2,705.1                               2,574.2
Other liabilities ...............................          710.3                                 621.2
Redeemable preferred stock ......................            8.2                                   8.0
Stockholders' equity ............................        1,803.9                               1,959.0
                                                      ----------                            ----------
     Total liabilities and stockholders' equity .     $ 17,614.9                            $ 16,893.0
                                                      ==========                            ==========
Net interest income, tax equivalent basis .......                      $  137.2                             $ 136.2
                                                                       ========                             =======
Net interest spread (4) .........................                                    2.74%                                 2.83%
Contribution of interest free sources of funds ..                                    0.82                                  0.88
Net interest margin (5) .........................                                    3.56                                  3.71

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)

                                                                              Nine Months Ended
                                                  ----------------------------------------------------------------------------
                                                           September 30, 1999                    September 30, 1998
                                                           -------------------                   ------------------
                                                     Average                   Yield/     Average                   Yield/
                                                     Balance    Interest (1)  Rate (1)    Balance    Interest (1)  Rate (1)
                                                     -------    ------------  --------    -------    ------------  --------
                                                                             (dollars in millions)
ASSETS
Earning assets:
     Trading account securities .................   $     33.2     $     1.3    5.09%    $     58.3   $    2.4      5.57%
     Money market investments ...................         27.3           1.0    5.01          121.2        5.3      5.82
Investment securities: (2)
     Taxable ....................................      3,963.1         177.3    5.98        3,472.4      165.0      6.35
     Tax exempt .................................        403.4          23.8    7.87          419.8       23.9      7.61
     Equity investments .........................        194.5           7.5    5.13          145.3        8.6      7.87
                                                    ----------     ---------    ----     ----------   --------      ----
          Total investment securities ...........      4,561.0         208.5    6.11        4,037.4      197.5      6.54
                                                    ----------     ---------    ----     ----------   --------      ----
Loans held for sale .............................         25.7           1.2    6.13          258.0       16.0      8.29
Loans (net of unearned income) (3):
     Commercial .................................      3,467.0         183.9    7.09        3,071.2      177.4      7.72
     Commercial real estate .....................      2,386.5         138.8    7.78        2,227.2      139.8      8.39
     Residential mortgage .......................        744.9          41.4    7.43          881.4       48.2      7.31
     Retail .....................................      2,832.9         170.9    8.07        2,685.8      168.2      8.37
     Credit card ................................         15.1           1.1    9.91           38.9        4.3     14.60
     Commercial leases receivable ...............        545.4          21.6    5.30          464.6       17.2      4.94
     Retail leases receivable ...................        330.5          18.7    7.58          310.6       17.7      7.63
     Foreign ....................................        324.8          15.1    6.21          455.3       24.2      7.10
                                                    ----------     ---------    ----     ----------   --------      ----
          Total loans ...........................     10,647.1         591.6    7.43       10,135.0      597.0      7.88
                                                    ----------     ---------    ----     ----------   --------      ----
               Total earning assets .............     15,294.2         803.6    7.02       14,610.0      818.2      7.49
Allowance for credit losses .....................       (157.4)                              (162.7)
Cash and due from banks .........................        874.4                                876.5
Other assets ....................................      1,680.7                              1,619.1
                                                    ----------                           ----------
       Total assets .............................   $ 17,691.9                           $ 16,943.0
                                                    ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand ....................   $    142.3     $     2.2    2.05%    $    581.4   $    6.2      1.43%
     Money market accounts ......................      2,662.1          53.5    2.69        2,152.4       52.5      3.26
     Savings ....................................      1,395.3          19.9    1.91        1,521.7       29.1      2.55
     Other consumer time ........................      2,935.6         114.0    5.19        3,310.2      130.0      5.25
     Large denomination time ....................      1,712.6          66.7    5.21        1,590.5       68.3      5.74
Deposits in foreign banking office ..............        361.1          13.2    4.88          276.6       11.6      5.59
                                                    ----------     ---------    ----     ----------   --------      ----
               Total interest bearing deposits ..      9,209.0         269.5    3.91        9,432.8      297.6      4.22
                                                    ----------     ---------    ----     ----------   --------      ----
Funds purchased .................................      1,724.1          61.1    4.74        1,225.0       48.1      5.25
Other borrowed funds, short-term ................        498.6          17.9    4.79          481.1       18.6      5.18
Long-term debt ..................................        934.0          44.3    6.35          676.0       37.0      7.33
                                                    ----------     ---------    ----     ----------   --------      ----
               Total interest bearing liabilities     12,365.7         392.8    4.25       11,814.9      401.4      4.54
                                                    ----------     ---------    ----     ----------   --------      ----
Noninterest bearing deposits ....................      2,741.9                              2,592.0
Other liabilities ...............................        658.8                                590.9
Redeemable preferred stock ......................          8.2                                  8.0
Stockholders' equity ............................      1,917.4                              1,937.3
                                                    ----------                           ----------
     Total liabilities and stockholders' equity .   $ 17,691.9                           $ 16,943.0
                                                    ==========                           ==========
Net interest income, tax equivalent basis .......                  $   410.7                          $  416.8
                                                                   =========                          ========
Net interest spread (4) .........................                               2.78%                               2.95%
Contribution of interest free sources of funds ..                               0.81                                0.86
Net interest margin (5) .........................                               3.59                                3.81

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

Noninterest Income

            The following table presents the components of noninterest income for the three months ended September 30, 1999 and 1998.

                               Noninterest Income

                                              Three Months Ended
                                                 September 30,           Net Change
                                              ------------------         ----------
                                               1999        1998      Dollar      Percent
                                               ----        ----      ------      -------
                                                        (dollars in thousands)
Service charges on deposit  accounts .....    $23,060     $21,665    $ 1,395        6.4%
Trust and investment advisory fees .......     20,662      17,994      2,668       14.8
Electronic banking income ................      6,524       5,384      1,140       21.2
Mortgage banking income ..................      2,545       5,304     (2,759)     (52.0)
Other income .............................     22,441      28,602     (6,161)     (21.5)
                                              -------     -------    -------     ------
            Total fees and other income...     75,232      78,949     (3,717)      (4.7)
Securities gains, net ....................        (12)      1,042     (1,054)    (101.2)
                                              -------     -------    -------     ------
        Total noninterest income .........    $75,220     $79,991    $(4,771)      (6.0)%
                                              =======     =======    =======     ======

            Allfirst's noninterest income for the third quarter of 1999 was $75.2 million, a $4.8 million (6.0%) decrease from noninterest income for the third quarter of 1998. Noninterest income in 1998 benefited from investment securities gains of $1.0 million. Total fees and other income decreased $3.7 million (4.7%) when compared to 1998. Total fees and other income in 1998 included $12.9 million in income from discontinued business lines. Excluding this revenue, total fees and other income increased $9.2 million (13.9%). Service charges on deposit accounts increased $1.4 million (6.4%) due to an increase in corporate deposit service fees. Trust and investment advisory fees increased $2.7 million (14.8%). Electronic banking income increased $1.1 million primarily due to an increase in debit card interchange income. Electronic banking income includes automated teller machine ("ATM") surcharge revenue, income from Allfirst Bank cardholders who use foreign ATMs and point of sale terminals, income from non-Allfirst cardholders who use Allfirst Bank ATMs, and debit card interchange income. These revenues are presented net of associated network service fees and Visa(R) royalties. Mortgage banking income decreased $2.8 million. Mortgage banking income in 1998 included $3.8 million in income from discontinued business lines. Excluding this income, mortgage banking income increased $1.0 million (70.9%) when compared to 1998. Other income decreased $6.2 million when compared to September 30, 1998. Other income in 1998 benefited from $9.1 million in revenue from discontinued business lines. Excluding the impact of discontinued businesses other income increased $2.9 million (14.8%). Income from securities sales and fees increased $1.2 million. In addition, other income in 1999 includes $1.4 million in nonrecurring income from the sale of branches and other real estate and assets owned and a $0.9 million increase in the cash surrender value of life insurance policies. These increases in other income were offset by a $0.5 million decrease in trading income in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

            The following table presents the components of noninterest income for the nine months ended September 30, 1999 and 1998.

                               Noninterest Income

                                                Nine Months Ended
                                                  September 30,            Net Change
                                                -----------------      -------------------
                                                1999        1998       Dollar      Percent
                                                ----        ----       ------      -------
                                                          (dollars in thousands)
Service charges on deposit  accounts .....   $  70,918   $  66,149   $   4,769        7.2%
Trust and investment advisory fees .......      60,556      52,082       8,474       16.3
Electronic banking income ................      17,991      15,316       2,675       17.5
Mortgage banking income ..................       8,367      26,659     (18,292)     (68.6)
Other income .............................      71,205      81,835     (10,630)     (13.0)
                                             ---------   ---------   ---------      -----
        Total fees and other income ......     229,037     242,041     (13,004)      (5.4)
Securities gains, net ....................       4,979      41,395     (36,416)     (88.0)
Gain on sale of credit card loans ........          --      60,000     (60,000)    (100.0)
                                             ---------   ---------   ---------      -----
        Total noninterest income .........   $ 234,016   $ 343,436   $(109,420)     (31.9)%
                                             =========   =========   =========      =====

            Allfirst's noninterest income for the nine months ended September 30, 1999 was $234.0 million, a $109.4 million (31.9%) decrease from noninterest income for the nine months ended September 30, 1998. Noninterest income for the first nine months of 1999 included investment securities gains of $5.0 million. Noninterest income for the first nine months of 1998 benefited from a $60.0 million gain on the sale of credit card loans and gains on the sale of investment securities of $41.4 million. Excluding these items, total fees and other income decreased $13.0 million (5.4%) when compared to 1998. Fees and other income in 1998 included $45.0 million in fees and other income related to discontinued business lines. Excluding discontinued business lines in 1998, total fees and other income increased $32.0 million (16.2%) in 1999. Service charges on deposit accounts increased $4.8 million (7.2%) due to increases in both retail and corporate deposit service charges. Trust and investment advisory fees increased $8.5 million (16.3%) primarily due to a higher level of proprietary funds management fees, personal trust fees and investment advisory fees. Electronic banking income increased $2.7 million (17.5%) primarily due to an increase in debit card interchange income in 1999. Mortgage banking income declined $18.3 million (68.6%). Mortgage banking income in 1998 included $21.6 million in income from discontinued business lines. Excluding this income, mortgage banking income increased $3.3 million (65.1%) when compared to 1998. Other income decreased $10.6 million (13.0%). Other income in 1998 benefited from $23.4 million in revenue from discontinued business lines. Excluding this income, other income increased $12.8 million (21.8%). Securities sales and fees, excluding discontinued business lines in 1998, increased $2.6 million in 1999. Line of credit fees increased $2.0 million. Income from lease residual gains increased $6.0 million due to some large lease residual gains on railcars in 1999. Other income in 1999 also included gains on the sale of other real estate owned totaling $1.6 million and other nonrecurring gains totaling $1.9 million. Other income in 1998 included a $1.2 million gain on the payoff of a troubled debt restructuring and other nonrecurring revenue totaling $0.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


Noninterest Expenses

            The following table presents the components of noninterest expenses for the three months ended September 30, 1999 and 1998.

                              Noninterest Expenses

                                             Three Months Ended
                                               September 30,            Net Change
                                               -------------            ----------
                                              1999       1998       Dollar     Percent
                                              ----       ----       ------     -------
                                                      (dollars in thousands)
Salaries and other personnel costs ......   $ 67,883   $ 77,220   $ (9,337)    (12.1)%
Equipment costs .........................      9,292     10,455     (1,163)    (11.1)
Occupancy costs .........................      9,158      9,483       (325)     (3.4)
Other operating expenses:
     Postage and communications .........      4,848      5,724       (876)    (15.3)
     External services ..................      4,189      4,225        (36)     (0.9)
     Advertising and marketing ..........      2,825      5,425     (2,600)    (47.9)
     Professional service fees ..........      2,120      4,039     (1,919)    (47.5)
     Lending and collection .............      1,779      2,759       (980)    (35.5)
     Other ..............................     10,986     13,161     (2,175)    (16.5)
                                            --------   --------   --------     -----
           Total operating expenses .....    113,080    132,491    (19,411)    (14.7)
Intangible assets amortization expense ..     12,741     13,789     (1,048)     (7.6)
                                            --------   --------   --------     -----
           Total noninterest expenses ...   $125,821   $146,280   $(20,459)    (14.0)%
                                            ========   ========   ========     =====

            Allfirst's noninterest expenses for the quarter ended September 30, 1999 were $125.8 million, a $20.5 million (14.0%) decrease from noninterest expenses for the quarter ended September 30, 1998. Intangible asset amortization expenses decreased $1.0 million. Total operating expenses decreased $19.4 million (14.7%). The quarter ended September 30, 1998 included $7.2 million in costs associated with systems integration and conversion projects and the consolidation of the Pennsylvania and Maryland banking franchises. In addition, noninterest expenses in 1998 included $8.7 million in expenses related to discontinued business lines. Excluding both of these items, total operating expenses decreased $3.5 million (3.0%). Salaries and other personnel costs decreased $9.3 million (12.1%). Salaries and other personnel costs in 1998 related to discontinued business lines totaled $4.7 million and salaries and other personnel costs related to systems integration and conversion projects in 1998 totaled $2.1 million. Excluding these costs, salaries and other personnel costs decreased $2.5 million (3.6%). Equipment costs decreased $1.2 million (11.1%). Postage and communications expenses decreased $0.9 million (15.3%) due to approximately $0.2 million in postage costs in 1998 related to systems integration and conversion projects and a $0.6 million decrease in postage and communication expenses resulting from the sale of Hopper Soliday in January 1999. Advertising and marketing expenses decreased $2.6 million (47.9%). Allfirst incurred approximately $2.2 million in integration related marketing costs in 1998. In addition, advertising and marketing expenses related to discontinued business lines totaled $0.8 million in 1998. Excluding these items, advertising and marketing expenses increased $0.4 million (14.4%) in 1999. Professional service fees decreased $1.9 million. Professional fees in 1998 included $2.1 million in expenses related to systems integration and conversion projects. Lending and collection expenses decreased $1.0 million primarily due to a $0.9 million decrease in lending and collection expenses associated with Allfirst's foreign maritime loan portfolio. Other expenses decreased $2.2 million (16.5%). Other expenses in 1998 included $1.8 million in expenses associated with discontinued business lines. Miscellaneous losses decreased $1.2 million in the current quarter. Offsetting these decreases was a $1.5 million increase in franchise taxes in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


The following table presents the components of noninterest expenses for the nine months ended September 30, 1999 and 1998.


                              Noninterest Expenses

                                                           Nine Months Ended
                                                             September 30,           Net Change
                                                           -----------------         ----------
                                                            1999       1998      Dollar      Percent
                                                            ----       ----      ------      -------
                                                                  (dollars in thousands)
Salaries and other personnel costs ....................   $205,127   $231,653   $(26,526)    (11.5)%
Equipment costs .......................................     33,826     32,155      1,671       5.2
Occupancy costs .......................................     27,411     28,907     (1,496)     (5.2)
Other operating expenses:
     External services ................................     12,048     13,850     (1,802)    (13.0)
     Postage and communications .......................     15,439     18,045     (2,606)    (14.4)
     Lending and collection ...........................     11,865      7,543      4,322      57.3
     Professional service fees ........................      9,537     12,145     (2,608)    (21.5)
     Advertising and marketing ........................     13,376     13,912       (536)     (3.9)
     Other ............................................     36,120     41,927     (5,807)    (13.8)
                                                          --------   --------   --------     -----
           Total operating expenses ...................    364,749    400,137    (35,388)     (8.8)
Intangible assets amortization expense ................     38,255     41,800     (3,545)     (8.5)
                                                          --------   --------   --------     -----
               Total noninterest expenses                 $403,004   $441,937   $(38,933)     (8.8)%
                                                          ========   ========   ========      ====

            Allfirst's noninterest expenses for the nine months ended September 30, 1999 were $403.0 million, a $38.9 million (8.8%) decrease from noninterest expenses for the nine months ended September 30, 1998. Intangible asset amortization expenses decreased $3.6 million due to lower amortization of deposit premiums. Total operating expenses decreased $35.4 million (8.8%). The nine months ended September 30, 1999 included $10.0 million in expenses associated with the Allfirst brand introduction. The nine months ended September 30, 1998 included $14.3 million in expenses associated with systems integration and conversion projects and the consolidation of Allfirst's Maryland and Pennsylvania banking franchises. In addition, operating expenses in 1998 included $35.0 million in expenses related to discontinued business lines. Total operating expenses increased $3.8 million (1.2%) after excluding one time expenses related to the Allfirst brand introduction in 1999 and costs related to discontinued business lines, systems integration and conversion projects, and the franchise consolidation in 1998. Salaries and other personnel costs decreased $26.5 million (11.5%). Salaries and other personnel costs in 1998 included $21.1 million in expenses related to discontinued business lines. In addition, approximately $5.0 million in salaries and other personnel costs were incurred in 1998 related to systems integration and conversion projects. Excluding these items, salaries and other personnel costs decreased $0.4 million (0.2%). Equipment costs increased $1.7 million. Occupancy costs decreased $1.5 million with $0.9 million of the decrease due to cost savings associated with exited business lines. External services expense decreased $1.8 million (13.0%). External services expense in 1998 included $1.4 million in expenses associated with discontinued business lines. The remaining decrease is due to cost savings realized from the 1998 integration and conversion projects. Postage and communications expenses decreased $2.6 million (14.4%). Approximately $0.2 million in postage expense was incurred in 1999 as a result of the Allfirst brand introduction. Discontinued business lines incurred approximately $2.3 million in postage and communication costs in 1998 and postage costs related to systems integration and conversion projects totaled $0.7 million last year. Excluding these items, postage and communication expense increased $0.2 million (1.4%) in 1999. Lending and collection expenses increased $4.3 million. Lending and collection expenses related to discontinued business lines totaled $2.3 million in 1998. Excluding these expenses, lending and collection expenses increased $6.6 million in 1999 due primarily to a $6.7 million increase in lending and collection expenses associated with Allfirst's foreign maritime loan portfolio. Professional service fees decreased $2.6 million. In 1999, approximately $1.5 million in professional fees

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

were incurred in conjunction with the change to the Allfirst brand name in the second quarter of 1999. Approximately $4.7 million in contract programming expenses and professional fees were incurred in 1998 for systems integration and conversion projects. Excluding these items, professional service fees increased $0.6 million. Advertising and marketing expenses decreased $0.5 million (3.9%). Advertising expenses increased $5.4 million due to the implementation of the new Allfirst brand name in the second quarter of 1999. Advertising and marketing expenses associated with discontinued businesses in 1998 totaled $2.1 million and approximately $2.9 million in advertising expenses were incurred in 1998 as a result of integration of the Pennsylvania and Maryland franchises. Excluding these items, advertising and marketing expenses decreased $0.9 million. Other expenses decreased $5.8 million. Other expenses for the nine months ended September 30, 1999 included $2.0 million in expenses associated with the Allfirst brand introduction and a $1.9 million provision for losses on other maritime assets owned. Other expenses in 1998 included $3.9 million in costs related to discontinued businesses and $0.7 million in costs associated with systems integration and conversion projects in 1998. Excluding these items, other expenses decreased $5.1 million.


YEAR 2000

        Allfirst has developed an inventory of over 800 products and applications which may be affected by Year 2000 issues. This inventory covers all aspects of Allfirst's business. These applications were assigned a business priority and were organized into projects for replacement, upgrading, renovation and certification testing. Allfirst's primary efforts have been focused on inventoried items which have been identified as mission critical and very important - those applications where any disruption causes critical data to be unreliable, transactions to fail, legal requirements to be missed, or any other potentially serious business issue. As of June 30, 1999, all of Allfirst's mission critical and very important products had been certified as Year 2000 compliant. Integration testing was performed in the third quarter of 1999 with no significant problems identified. In addition, all of the critical departments of Allfirst have developed Year 2000 business resumption plans and these plans have been tested. There has been no significant change in the cost of compliance or the schedule for completion of Year 2000 testing in 1999.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK MANAGEMENT

        Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The effective management of market risk is essential to achieving Allfirst's objectives. As a financial institution, Allfirst's primary market risk exposure is interest rate risk.

Interest Rate Risk Management

        Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At September 30, 1999, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 1998 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

        Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first nine months of 1999.


                         Part II. - Other Information

Item 1. Legal Proceedings

        Various legal actions and proceedings are pending involving Allfirst Financial Inc. or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Allfirst's financial condition or results of operations. For additional information see note 5 of the Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

                The following exhibit is furnished to this Form 10-Q:

                (27)  Financial Data Schedule

        (b)  Reports on Form 8-K

                A current report on Form 8-K dated September 15, 1999


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Allfirst Financial Inc.

November 10, 1999                    By    /s/ Jerome W. Evans
                                     -------------------------
                                     Vice Chairman and Chief  Financial Officer

November 10, 1999                    By    /s/ Robert L. Carpenter, Jr.
                                     ----------------------------------
                                     Senior Vice President and  Controller