Form 10-K405
period 1999-12-31
ALLFIRST FINANCIAL INC
filed 2000-03-16
CIK 36510

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
[X]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1999
                                      OR
[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-7273

                               ----------------
                            Allfirst Financial Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                                 52-0981378
   (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or                       Identification No.)
           organization)

      25 South Charles Street                             21201
        Baltimore, Maryland                           (zip code)
       (Address of principal
        executive offices)

                                 410-244-4000
             (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                Name of each exchange on which
               None                                  registered

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                               (title of class)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days. Yes     No  [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 All 597,763 outstanding shares of Common Stock of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

  Documents incorporated by reference: Portions of the registrant's definitive Information Statement which will be filed on or about March 31, 2000 are incorporated herein by reference in response to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 Item  1 -- Business....................................................     1
 Item  2 -- Properties..................................................     4
 Item  3 -- Legal Proceedings...........................................     4
 Item  4 -- Submission of Matters to Security Holders...................     4

                                    PART II

 Item  5 -- Market for Registrant's Common Equity and Related
             Stockholder Matters........................................     4
 Item  6 -- Selected Consolidated Financial Data........................     5
 Item  7 -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     6
 Item  7a-- Quantitative and Qualitative Disclosures About Market Risk..    28
 Item  8 -- Financial Statements and Supplementary Data:
            Allfirst Financial Inc. and Subsidiaries:
            Consolidated Statements of Income...........................    31
            Consolidated Statements of Condition........................    32
            Consolidated Statements of Changes in Stockholders' Equity..    33
            Consolidated Statements of Cash Flows.......................    34
            Notes to Consolidated Financial Statements..................    35
            Report of Management........................................    69
            Report of Independent Accountants...........................    70
 Item  9 -- Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    71

                                   PART III

 Item 10 -- Directors and Executive Officers of the Registrant(1).......    71
 Item 11 -- Executive Compensation(1)
 Item 12 -- Security Ownership of Certain Beneficial Owners and
             Management(1)
 Item 13 -- Certain Relationships and Related Transactions(1)

                                    PART IV

 Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form
             8-K:
            Financial Statement Schedules...............................    72
            Exhibits....................................................    72
            Reports on Form 8-K.........................................    72
 Signatures..............................................................   74

--------
(1) Incorporated by reference to portions of the Registrant's Definitive Information Statement which will be filed on or about March 31, 2000.

                                    PART I

Item 1. Business

  Allfirst Financial Inc. ("Allfirst") is a bank holding company with its headquarters in Baltimore, Maryland. At December 31, 1999, Allfirst had consolidated total assets of $17.5 billion, total deposits of $12.1 billion, and total stockholders' equity of $1.8 billion. Allfirst provides comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland and the adjacent states. Allfirst serves customers through a network of 260 full service branch offices and more than 550 automated teller machines.

  Allfirst is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB"), an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. AIB is registered as a bank holding company in the United States and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 1999. Based upon United States generally accepted accounting principles at December 31, 1999, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $67 billion. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States, the United Kingdom and in Poland.

  On September 15, 1999, First Maryland Bancorp ("First Maryland") was merged into Allfirst, a Delaware corporation, with Allfirst as the surviving corporation. The purposes of the merger were to change the state of incorporation of First Maryland from Maryland to Delaware and to change the name of First Maryland to "Allfirst Financial Inc." First Maryland formed Allfirst solely for the purpose of effecting the Merger. The Merger was structured as an "F" reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. The capital structure, stockholders, assets and business of Allfirst are identical to that of First Maryland. Allfirst Bank, the principal subsidiary, and all other direct and indirect subsidiaries of First Maryland are now direct and indirect subsidiaries of Allfirst. The individuals that served as directors, officers and employees of First Maryland at the time of the merger now hold the same offices and positions with, and perform the same functions for Allfirst. Allfirst became responsible for all of the debts, liabilities, and obligations, of First Maryland existing on the effective date of the merger without limitation or restriction.

  During the second quarter of 1999, the new Allfirst brand name and logo were introduced. On June 28, 1999, most of Allfirst's subsidiary names were changed to incorporate the new Allfirst identity and the name of Allfirst's lead bank changed from FMB Bank to Allfirst Bank.

  The assets of Allfirst Bank at December 31, 1999 accounted for approximately 93% of Allfirst's consolidated total assets. In addition to domestic banking services, Allfirst Bank conducts international activities at its Baltimore headquarters, through a Cayman Island branch and through correspondent accounts maintained with approximately 25 foreign banks. It offers investment, foreign exchange and securities brokerage services through a brokerage subsidiary and acts as investment advisor to the ARK Funds, a family of proprietary mutual funds.

  Allfirst operates various other subsidiaries, including Allfirst Financial Center N.A., a national bank, ("Allfirst Financial Center", and together with Allfirst Bank, the "Banks"), Allfirst Leasing Corporation, a commercial finance company specializing in equipment financing, and Allfirst Mortgage Corporation, a commercial real estate lender.

  Allfirst's business segments are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable segments are Corporate Banking, Real Estate Finance, Retail Banking, Trust and Investment Advisory Services, and Treasury. Additional information on business segments is presented in Note 22 of the Notes To Consolidated Financial Statements.

Competition

  The market for banking and bank-related services is highly competitive. Passage of financial modernization legislation in November 1999, which removed barriers to affiliation among banks, broker-dealers and insurance companies, will increase competition in these markets. Allfirst and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, consumer finance companies, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions that offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Allfirst and its subsidiaries compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Allfirst regularly reviews various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

Supervision and Regulation

  The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of Allfirst and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described.

  Allfirst is a bank holding company registered under the Bank Holding Company Act, and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "FRB").

  Allfirst Bank, as a state-chartered member bank of the Federal Reserve System, is subject to supervision and regulation by the FRB and the Maryland Banking Commissioner. Allfirst Financial Center, as a national banking association, is subject to supervision and regulation by the Office of the Comptroller of the Currency of the United States ("OCC"). Both Banks, as federally insured institutions, are also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory authority is required for the establishment of additional branch offices by any of the Banks, subject to applicable state law restrictions.

  Federal law regulates transactions among Allfirst and its affiliates, including the amount of banking affiliates' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of Allfirst's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities.

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

  The 1989 Financial Institution Reform, Recovery and Enforcement Act ("FIRREA") expanded federal regulatory enforcement powers over financial institutions. In addition, FIRREA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA imposes substantial examination, audit and reporting requirements on insured depository institutions. The regulation also requires that risk-based capital standards incorporate interest rate risk, market risk, concentrations of credit risk and risks of nontraditional activities. Allfirst Bank was considered "well capitalized" under regulatory definitions in effect at December 31, 1999. This is the highest rating presently available.

  As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Banks is particularly susceptible to changes in Federal and state legislation and regulations which may increase the cost of doing business.

Dividends

  Allfirst is a legal entity separate and distinct from the Banks and its other subsidiaries, although the principal source of Allfirst's cash revenues is dividends from the Banks. Various Federal and state laws and regulations limit the amount of dividends the Banks can pay to Allfirst without regulatory approval.

  The approval of a bank's primary federal regulator is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, Allfirst Bank may pay dividends only out of undivided profits unless State of Maryland bank regulatory approval is obtained, and Allfirst Financial may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 2000, $189.2 million of the retained earnings of Allfirst Bank and none of the retained earnings of Allfirst Financial Center were available to pay dividends to Allfirst.

  The FRB and the OCC also have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any practice or activity which, in the OCC's opinion, constitutes an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the financial condition of such bank and other factors, be construed by the OCC to be such an unsafe or unsound practice. The OCC has stated that a dividend by a national bank should bear a direct correlation to the level of the bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and the marketplace's perception of the bank and should not be governed by the financing needs of the bank's parent corporation. As a result, notwithstanding the level of dividends which could be declared without regulatory approval by the Banks as set forth in the preceding paragraph, the level of dividends from the Banks to Allfirst in 2000 is not expected to exceed the earnings of the Banks. If the ability to pay dividends to Allfirst were to become restricted, Allfirst would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

Monetary Policy

  Allfirst's subsidiaries, and thus Allfirst, are affected by monetary policies of regulatory authorities, including the FRB, which regulate the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques of monetary policy available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowing, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Allfirst cannot be predicted.

Employees

  As of December 31, 1999, Allfirst employed approximately 5,493 full-time equivalent employees. Management of Allfirst considers relations with its employees to be satisfactory.

Item 2. Properties

  The following describes the location and general character of the principal offices and other materially important physical properties of Allfirst and its subsidiaries.

  Allfirst is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 82% of the 343 thousand square feet of office space available in the building as of December 31, 1999. Allfirst's lease for this space expires in 2006, with a renewal option to the year 2011. During 1999, the annual rental for the space less amounts received on subleases to others was $4.6 million.

  Allfirst is the sole tenant at First Center located at 110 South Paca Street, Baltimore, Maryland. The building contains 267 thousand square feet of office space and houses certain staff and operations functions of Allfirst. The current lease term expires on December 31, 2011. During 1999, the annual base rental for the space was $2.6 million. Allfirst is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  Allfirst Financial Center, located at Mitchell Street, Millsboro, Delaware is owned by Allfirst. The building, acquired in 1981, contains approximately 300 thousand square feet of space, sits on approximately 60 acres of land, and houses certain retail operations functions of Allfirst.

  One South Market Square Office Tower located at 213 Market Street, Harrisburg, Pennsylvania is also owned by Allfirst. The building contains approximately 185 thousand square feet of office space and houses, among other things, certain executive offices and commercial operations functions of Allfirst Bank.

  In addition to the above office space, Allfirst owns and leases office space in various other office buildings and locations.

Item 3. Legal Proceedings

  Allfirst and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of management, based on its review with counsel of the development of these matters to date, disposition of all pending litigation will not materially affect the consolidated financial position or results of operations of Allfirst and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Allfirst became a wholly owned subsidiary of AIB on March 21, 1989 and, as a result, Allfirst's common stock is no longer listed or traded on any securities exchanges.

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data is derived from the audited financial statements of Allfirst. It should be read in conjunction with the detailed information and financial statements of Allfirst included elsewhere herein.

                                           Years ended December 31,
                          --------------------------------------------------------------
                             1999         1998        1997(1)       1996         1995
                          -----------  -----------  -----------  -----------  ----------
                                            (Dollars in thousands)
Consolidated Summary of
 Operations:
 Interest and dividend
  income................  $ 1,066,589  $ 1,076,406  $   941,498  $   719,029  $  707,541
 Interest expense.......      530,139      534,178      445,754      315,373     314,548
                          -----------  -----------  -----------  -----------  ----------
 Net interest income....      536,450      542,228      495,744      403,656     392,993
 Provision for loan and
  lease losses..........       34,150       34,297       32,017        6,500      16,000
                          -----------  -----------  -----------  -----------  ----------
 Net interest income
  after provision for
  loan and lease
  losses................      502,300      507,931      463,727      397,156     376,993
 Noninterest income.....      310,197      436,537      317,876      212,896     192,217
 Noninterest expenses...      533,010      601,878      546,114      402,865     385,031
                          -----------  -----------  -----------  -----------  ----------
 Income before income
  taxes.................      279,487      342,590      235,489      207,187     184,179
 Income tax expense.....      101,410      124,467       84,301       74,850      63,992
                          -----------  -----------  -----------  -----------  ----------
 Net income.............      178,077      218,123      151,188      132,337     120,187
 Dividends declared on
  preferred stock.......        5,765       12,225       12,225       12,023      11,820
                          -----------  -----------  -----------  -----------  ----------
 Net income to common
  shareholders..........  $   172,312  $   205,898  $   138,963  $   120,314  $  108,367
                          ===========  ===========  ===========  ===========  ==========
Consolidated Average
 Balances:
 Total assets...........  $17,663,700  $17,072,800  $14,132,300  $10,477,100  $9,789,500
 Loans, net of unearned
  income................   10,656,400   10,214,100    8,358,500    6,312,300   5,804,700
 Deposits...............   11,968,900   11,961,400    9,569,600    7,073,500   6,744,100
 Long-term debt.........      999,800      686,400      594,900      481,800     269,500
 Common stockholder's
  equity................    1,817,700    1,812,100    1,438,300    1,062,300     965,000
 Stockholders' equity...    1,894,700    1,957,000    1,583,200    1,207,200   1,109,800
Consolidated Ratios:
 Return on average
  assets................         1.01%        1.28%        1.07%        1.26%       1.23%
 Return on average
  common stockholder's
  equity................         9.48        11.36         9.66        11.33       11.23
 Return on average total
  stockholders' equity..         9.40        11.15         9.55        10.96       10.83
 Average total
  stockholders' equity
  to average total
  assets................        10.73        11.46        11.20        11.52       11.34
 Capital to risk-
  adjusted assets:
 Tier 1.................         9.86         9.38         8.30        14.12       13.77
 Total..................        13.24        12.65        11.90        17.20       17.05
 Tier 1 leverage ratio..         8.75         8.41         7.26        12.18       10.91
 Net interest margin
  (FTE).................         3.60         3.79         4.07         4.30        4.47
 Net charge-offs to
  average loans, net of
  unearned income.......         0.32         0.36         0.48         0.61        0.51
 Allowance for loan and
  lease losses to loans,
  net of unearned
  income................         1.46         1.49         1.67         2.28        2.89
 Nonperforming assets to
  loans, net of unearned
  income plus other
  foreclosed assets
  owned.................         0.74         0.95         0.80         0.87        0.73
Tax-effected net income
 and ratios excluding
 goodwill and core
 deposit intangible
 amortization and
 balances:(2)
 Net income.............  $   223,763  $   266,696  $   179,204  $   136,322  $  122,812
 Return on average
  assets................         1.33%        1.65%        1.32%        1.31%       1.26%
 Return on average
  common stockholder's
  equity................        22.50        27.85        18.69        12.34       11.87
 Return on average total
  stockholders' equity..        21.40        25.19        17.26        11.83       11.37

--------
(1) Allfirst acquired Dauphin Deposit Corporation ("DDC") on July 8, 1997. Results of operation for the year ended December 31, 1997 are not comparable to the results of operations in other years presented. DDC's results of operations have been included in Allfirst's results since July 1, 1997.
(2) Amortization and balances of core deposit intangibles are net of applicable income taxes. Goodwill amortization and balances are not tax effected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following analysis of Allfirst's financial condition and results of operations as of and for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements of Allfirst and statistical data presented elsewhere herein.

Forward-Looking Statements

  Certain information included in this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Although Allfirst believes that the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Overview

  Allfirst's net income to common shareholders for the year ended December 31, 1999 was $172.3 million, compared to $205.9 million for the year ended December 31, 1998, a decrease of $33.6 million (16.3%). In 1999, the full year results included a $6.1 million after-tax charge related to the Allfirst name change and after-tax securities gains of $3.0 million. In 1998, the full year results included a $37.4 million after-tax gain from the sale of the Company's consumer credit card portfolio, after-tax securities gains of $38.3 million and after-tax nonrecurring technology and integration costs totaling $13.7 million. Excluding these items, net income to common shareholders for the year ended December 31, 1999 increased 22% over 1998. Return on average assets and return on average common stockholder's equity were 1.01% and 9.48%, respectively, for the year ended December 31, 1999 compared to 1.28% and 11.36%, respectively, for the year ended December 31, 1998.

  Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $223.8 million for the year ended December 31, 1999 compared to $266.7 million for the year ended December 31, 1998. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.33% and 22.50%, respectively, for the year ended December 31, 1999 compared to 1.65% and 27.85%, respectively, for the year ended December 31, 1998.

  On February 13, 1998, Allfirst sold the residential first mortgage loan origination businesses of its mortgage banking subsidiaries to National City Mortgage Co. These transactions were at book value; therefore, no gain or loss was recognized on the sale. Residential mortgage loans are offered to Allfirst's customers through the retail branch system and Allfirst continues to meet the needs of low and moderate income communities in its market.

  On February 25, 1998, Allfirst sold substantially all of its remaining credit card loans, including its interest in the First Omni Bank Credit Card Master Trust, to Bank of America National Association ("BOANA"). Allfirst realized a pretax gain of $60 million on the sale. BOANA and Allfirst have entered into an agreement whereby BOANA provides retail credit card products and services to customers of Allfirst's bank subsidiaries on an agency basis.

  On January 19, 1999, Allfirst sold Hopper Soliday & Co., Inc., a full service investment banking and securities brokerage subsidiary. No gain or loss was recognized on this sale.

Net Interest Income

  Net interest income, the primary source of Allfirst's earnings, is defined as the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. When net interest income is presented on a fully tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%.

  The following table reconciles net interest income as shown in the financial statements to tax-equivalent net interest income.

                                                  Years ended December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
                                                    (dollars in millions)
Net interest income--per financial statements... $  536.5  $  542.2  $   495.7
Tax equivalent adjustment.......................     14.9      14.5       10.5
                                                 --------  --------  ---------
Net interest income--tax equivalent basis....... $  551.4  $  556.7  $   506.2
                                                 ========  ========  =========
Average earning assets.......................... 15,307.0  14,694.9  $12,447.8
Net interest margin (FTE).......................     3.60%     3.79%      4.07%

  Net interest income on a fully tax equivalent basis for the year ended December 31, 1999 of $551.4 million decreased $5.3 million (1.0%) when compared to net interest income of $556.7 million for the year ended December 31, 1998. During the third quarter of 1999, Allfirst redeemed its 7.875% preferred stock, replacing it with the proceeds from the issuance of Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by $5.0 million, increased the return to common shareholders by $3.4 million by replacing preferred dividends with tax deductible interest expense. In addition, net interest income declined relative to 1998 due to a 14 basis point decrease in the net interest spread. Net interest spread is the difference between the yield on average interest earning assets and the rate paid on average interest bearing liabilities. Customer deposit balances declined in 1999, as customers moved funds into other higher yielding investment products. These deposits were replaced by higher cost purchased deposits and other purchased funds which contributed to the decrease in the net interest spread in 1999. The impact of the preferred stock redemption and the decline in deposits on the net interest spread was partially offset by a $612 million (4.2%) increase in interest earning assets. In addition, Allfirst realized a $1.0 million improvement in long-term funding costs, due to the replacement of $60.0 million in long-term debt with an interest rate of 10.375% with long-term debt with an interest rate of 6.875%.

  Allfirst's net interest margin was 3.60% for the year ended December 31, 1999 compared to 3.79% for the year ended December 31, 1998. The decline in net interest margin is primarily due to lower net interest spreads which were the result of competitive pressures, the loss of customer deposits, and the preferred stock redemption.

  Fully tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table below indicates, net interest income on a tax equivalent basis decreased $5.3 million when the year ended December 31, 1999 is compared to the year ended December 31, 1998. The $13.2 million positive volume variance was primarily due to loan growth and an increase in investment securities. The $18.6 million negative rate variance was primarily the result of a decline in loan yields and the yield on investments securities which was partially offset by lower rates on interest bearing deposits, purchased funds and long-term debt.

                         Net Interest Income Analysis
                            (Tax Equivalent Basis)

                                 1999 Over 1998                 1998 Over 1997
                          -----------------------------  -----------------------------
                                       Due to change                  Due to change
                                           in(1)                          in(1)
                           Increase  ------------------   Increase  ------------------
                          (Decrease)  Volume     Rate    (Decrease)  Volume     Rate
                          ---------- --------  --------  ---------- --------  --------
                                               (in thousands)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans.................   $ (2,051) $ 33,827  $(35,878)  $120,326  $145,856  $(25,530)
 Interest and dividends
  on investment
  securities available-
  for-sale..............     14,607    28,282   (13,675)    29,539    38,874    (9,335)
 Interest and fees on
  loans held-for-sale...    (16,185)  (12,780)   (3,405)    (2,206)   (4,585)    2,379
 Interest on trading
  account securities....     (1,638)   (1,461)     (177)    (1,206)     (341)     (865)
Interest on money market
 investments............     (4,103)   (3,536)     (567)    (7,467)   (8,132)      665
                           --------  --------  --------   --------  --------  --------
   Total................     (9,370)   44,332   (53,702)   138,986   171,672   (32,686)
                           --------  --------  --------   --------  --------  --------
Interest Expense on
 Deposits and Borrowed
 Funds:
 Interest on deposits...    (27,187)   (2,764)  (24,423)    92,636    85,289     7,347
 Interest on Federal
  funds purchased and
  other short-term
  borrowings............      8,048    13,129    (5,081)    (9,464)   (5,083)   (4,381)
 Interest on long-term
  debt..................     15,101    20,741    (5,640)     5,251     6,648    (1,397)
                           --------  --------  --------   --------  --------  --------
   Total................     (4,038)   31,106   (35,144)    88,423    86,854     1,569
                           --------  --------  --------   --------  --------  --------
   Net interest income..   $ (5,332) $ 13,226  $(18,558)  $ 50,563  $ 84,818  $(34,255)
                           ========  ========  ========   ========  ========  ========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

  The following table provides additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the years ended December 31, 1999, 1998 and 1997.

     Average Balances, Interest Yields and Rates, and Net Interest Margin
                            (Tax Equivalent Basis)

                                                     Years ended December 31,
                         -----------------------------------------------------------------------------------
                                    1999                        1998                        1997
                         --------------------------- --------------------------- ---------------------------
                                             Average                     Average                     Average
                          Average            Yield/   Average            Yield/   Average            Yield/
                          Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                         ---------  -------- ------- ---------  -------- ------- ---------  -------- -------
                                                      (dollars in millions)
ASSETS
Earning assets:
 Trading account
  securities...........  $    28.3  $    1.5  5.15%  $    56.5  $    3.1  5.48%  $    61.6   $  4.3   6.98%
 Money market
  investments..........       40.1       2.1  5.13       107.9       6.2  5.71       251.0     13.6   5.41
Investment
 securities(5):
 Taxable...............    3,942.1     235.6  5.98     3,497.9     221.6  6.33     3,184.6    209.4   6.58
 Tax-exempt(1).........      408.6      32.0  7.84       422.2      32.1  7.61       245.7     19.5   7.95
 Equity investments....      206.7      12.2  5.91       184.1      11.6  6.28        77.0      6.8   8.86
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
 Total investment
  securities
  available-for-sale...    4,557.3     279.9  6.14     4,104.3     265.3  6.46     3,507.3    235.7   6.72
Loans held-for-sale....       24.9       1.6  6.41       212.2      17.8  8.38       269.4     20.0   7.42
Loans (net of unearned
 income)(1, 2):
 Commercial............    3,474.9     250.1  7.20     3,139.1     239.0  7.61     2,283.1    178.9   7.84
 Commercial real
  estate...............    2,369.8     185.5  7.83     2,234.5     186.2  8.33     1,844.7    156.4   8.48
 Residential...........      732.2      54.2  7.41       866.7      64.5  7.44       937.9     68.6   7.32
 Retail................    2,871.3     232.1  8.08     2,740.8     230.3  8.40     2,339.2    212.5   9.08
 Retail leases
  receivable...........      342.1      25.8  7.53       312.7      23.7  7.59       172.5     12.6   7.32
 Commercial leases
  receivable...........      553.4      28.9  5.21       474.8      23.8  5.02       406.8     20.8   5.10
 Foreign...............      312.7      20.0  6.39       445.4      31.1  6.99       374.3     28.5   7.62
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
 Total loans...........   10,656.4     796.5  7.47    10,214.1     798.6  7.82     8,358.5    678.3   8.11
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
  Total earning
   assets..............   15,307.0  $1,081.6  7.07%   14,694.9  $1,090.9  7.42%   12,447.8   $951.9   7.65%
Allowance for loan and
 lease losses..........     (157.4)                     (161.7)                     (164.6)
Cash and due from
 banks.................      864.3                       895.7                       732.2
Other assets...........    1,649.7                     1,643.9                     1,116.9
                         ---------                   ---------                   ---------
 Total assets..........  $17,663.7                   $17,072.8                   $14,132.3
                         =========                   =========                   =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Deposits in domestic
 offices:
 Interest bearing
  demand...............  $   139.6  $    2.8  2.01%  $   520.2  $    7.7  1.49%  $   365.0   $  5.9   1.62%
 Money market
  accounts.............    2,630.2      70.5  2.68     2,246.2      72.2  3.22     1,795.0     54.2   3.02
 Savings...............    1,379.7      25.5  1.85     1,488.3      37.0  2.49     1,327.0     34.0   2.57
 Other consumer time...    2,903.2     146.6  5.05     3,279.2     172.0  5.25     2,610.7    136.4   5.23
 Large denomination
  time.................    1,868.7     101.0  5.41     1,471.1      84.1  5.72     1,022.8     58.2   5.69
Deposits in foreign
 banking office(6).....      332.7      16.6  4.98       315.5      17.2  5.45       159.3      8.9   5.57
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
 Total interest bearing
  deposits.............    9,254.1     363.1  3.92     9,320.5     390.3  4.19     7,279.8    297.6   4.08
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
Funds purchased........    1,598.4      76.9  4.81     1,367.4      69.9  5.11     1,045.9     55.4   5.30
Other borrowed funds,
 short-term............      517.0      25.4  4.91       480.3      24.4  5.07       899.5     48.3   5.37
Long-term debt.........      999.8      64.7  6.48       686.4      49.6  7.23       594.9     44.4   7.46
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
 Total interest bearing
  liabilities..........   12,369.3     530.1  4.29%   11,854.6     534.2  4.51%    9,820.2    445.7   4.54%
                         ---------  --------  ----   ---------  --------  ----   ---------   ------   ----
Noninterest bearing
 deposits..............    2,714.9                     2,640.8                     2,289.8
Other liabilities......      676.6                       612.4                       431.4
Redeemable preferred
 stock.................        8.2                         8.0                         7.8
Stockholders' equity...    1,894.7                     1,957.0                     1,583.2
                         ---------                   ---------                   ---------
 Total liabilities and
  stockholders'
  equity...............  $17,663.7                   $17,072.8                   $14,132.3
                         =========                   =========                   =========
Net interest income,
 tax equivalent basis..             $  551.4                    $  556.7                     $506.2
                                    ========                    ========                     ======
Net interest
 spread(3).............                       2.78%                       2.92%                       3.11%
Contribution of
 interest free sources
 of funds..............                       0.82                        0.87                        0.96
                                              ----                        ----                        ----
Net interest
 margin(4).............                       3.60%                       3.79%                       4.07%
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

Noninterest Income

  The following table presents the components of noninterest income for the years ended December 31, 1999, 1998 and 1997, and a year-to-year comparison expressed in terms of percent changes. Allfirst has reclassified certain categories of income and expense. Network service fees and VISA(R) royalties, previously shown as noninterest expenses, are now offset against the associated revenue and shown on a net basis as noninterest income. A new category titled electronic banking income captures Automated Teller Machine ("ATM") fees, surcharge revenue and interchange income from VISA(R) debit card transactions. Previously ATM fees were presented with deposit service charges and debit card income was presented with credit card income. All prior periods have been restated to conform to the current year's presentation.

                              Noninterest Income

                                Years ended December 31,    Percent change
                               -------------------------- --------------------
                                 1999     1998     1997   1999/1998  1998/1997
                               -------- -------- -------- ---------  ---------
                                           (dollars in thousands)
Service charges on deposit
 accounts..................... $ 93,948 $ 89,808 $ 80,140     4.6%      12.1%
Trust and investment advisory
 fees.........................   82,081   71,221   45,867    15.3       55.3
Electronic banking income.....   24,485   20,789   16,230    17.8       28.1
Mortgage banking income.......   13,556   30,736   48,819   (55.9)     (37.0)
Security sales and fees.......   12,099   24,343   12,553   (50.3)      93.9
Servicing income..............    1,968    6,056   26,509   (67.5)     (77.2)
Other.........................   77,085   72,825   59,147     5.8       23.1
                               -------- -------- --------  ------      -----
Total fees and other income...  305,222  315,778  289,265    (3.3)       9.2
Securities gains, net.........    4,975   60,759      456   (91.8)       --
Gain on sale of credit card
 loans........................      --    60,000   28,155  (100.0)     113.1
                               -------- -------- --------  ------      -----
  Total noninterest income.... $310,197 $436,537 $317,876   (28.9)%     37.3%
                               ======== ======== ========  ======      =====

  Allfirst's noninterest income for the year ended December 31, 1999 was $310.2 million, a $126.3 million (28.9%) decrease from noninterest income for the year ended December 31, 1998. Noninterest income in 1999 benefited from investment securities gains of $5.0 million. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment securities gains of $60.8 million. Excluding these items, total fees and other income decreased $10.6 million (3.3%) when compared to 1998. Fees and other income in 1998 included $49.0 million in fees and other income related to discontinued business lines. Excluding revenue from discontinued business lines in 1998, total fees and other income increased $38.4 million (14.4%) in 1999. Service charges on deposit accounts increased $4.1 million (4.6%) due to a higher level of corporate analysis fees in 1999. Trust and investment advisory fees increased $10.9 million (15.3%). Electronic banking income increased $3.7 million (17.8%) primarily due to an increase in Visa(R) debit card interchange income. Mortgage banking income decreased $17.2 million (55.9%) and was affected by the sale of Allfirst's residential first mortgage loan origination businesses in the first quarter of 1998. Excluding revenue from discontinued businesses in 1998, mortgage banking income increased $4.9 million (56.4%). Income from securities sales and fees decreased $12.2 million (50.3%) due to the sale of Hopper Soliday in January 1999. Excluding the revenue from Hopper Soliday in 1998, income from security sales and fees increased $4.1 million (50.7%). Servicing income decreased $4.1 million (67.5%) primarily due to a $3.3 million decline in servicing income on credit card loans resulting from the exit of that business. Other income increased $4.3 million (5.8%). Excluding other income from discontinued businesses totaling $7.2 million in 1998, other income increased $11.5 million. Line of credit fees increased $3.3 million. Income from lease residual gains increased $6.1 million due to some large lease residual gains on railcars in 1999. Gains on the sale of other real estate owned increased $1.3 million in 1999 and other nonrecurring gains totaled $3.0 million in 1999. Other income in 1998 included a $1.2 million gain on the payoff of a troubled debt restructuring and other nonrecurring revenue totaling $0.9 million.

Noninterest Expenses

  The following table presents the components of noninterest expenses for the years ended December 31, 1999, 1998 and 1997 and a year to year comparison expressed in terms of percent changes. All prior periods have been restated to conform with the current years presentation. Additional information on the reclassification of prior periods is presented under "noninterest income" on page 10.

                             Noninterest Expenses

                                 Years ended December 31,    Percent change
                                -------------------------- -------------------
                                  1999     1998     1997   1999/1998 1998/1997
                                -------- -------- -------- --------- ---------
                                            (dollars in thousands)
Salaries and other personnel
 costs......................... $275,942 $311,030 $292,497   (11.3)%     6.3%
Equipment costs................   45,936   42,882   40,757     7.1       5.2
Occupancy costs................   36,579   37,974   36,976    (3.7)      2.7
Other operating expenses:
  External services............   16,010   18,113   26,574   (11.6)    (31.8)
  Postage and communications...   20,216   23,841   21,393   (15.2)     11.4
  Advertising and marketing....   13,626   20,234   16,871   (32.7)     19.9
  Professional service fees....   12,407   18,628    9,863   (33.4)     88.9
  Lending and collection.......   13,024   16,802    8,778   (22.5)     91.4
  Other........................   48,274   56,772   37,637   (15.0)     50.8
                                -------- -------- --------   -----    ------
Total operating expenses.......  482,014  546,276  491,346   (11.8)     11.2
Intangible assets amortization
 expense.......................   50,996   55,602   34,768    (8.3)     59.9
Merger related expenses........      --       --    20,000     --     (100.0)
                                -------- -------- --------   -----    ------
    Total noninterest
     expenses.................. $533,010 $601,878 $546,114   (11.4)%    10.2%
                                ======== ======== ========   =====    ======

  Allfirst's noninterest expenses for the year ended December 31, 1999 were $533.0 million, a $68.9 million (11.4%) decrease from noninterest expenses for the year ended December 31, 1998. Intangible assets amortization expense decreased $4.6 million primarily due to lower deposit premium amortization. Total operating expenses decreased $64.3 million (11.8%). Operating expenses associated with the Allfirst brand introduction totaled $10.0 million in 1999. The year ended December 31, 1998 included $22.7 million in expenses related to the installation of an enhanced technology platform and other issues arising from the integration of Allfirst's constituent banks and $2.0 million in expenses related to the Allfirst brand introduction. In addition, operating expenses in 1998 included $38.3 million in operating expenses related to discontinued businesses. Excluding these expenses, total operating expenses decreased $11.3 million (2.4%) when 1999 is compared to 1998.

  Salaries and other personnel costs decreased $35.1 million (11.3%). Salaries and other personnel costs in 1998 included $23.0 million in expenses related to discontinued business lines. In addition, approximately $9.3 million in salaries and other personnel costs were incurred in 1998 related to systems integration and conversion projects. Excluding these items, salaries and other personnel costs decreased $2.8 million (1.0%). Equipment costs increased $3.1 million (7.1%). Occupancy costs decreased $1.4 million (3.7%) with $1.1 million of the decrease due to cost savings associated with exited business lines. External services expense decreased $2.1 million (11.6%). External services expense in 1998 included $1.4 million in expenses associated with discontinued business lines. The remaining decrease is due to cost savings realized from the 1998 integration and conversion projects. Postage and communications expenses decreased $3.6 million (15.2%). Discontinued business lines incurred approximately $2.6 million in postage and communication costs in 1998 and postage costs related to systems integration and conversion projects totaled $0.9 million last year. Excluding these items, postage and communication expense decreased $0.1 million (0.9%) in 1999. Advertising and marketing expenses decreased $6.6 million (32.7%). Advertising expenses increased $6.2 million due to the implementation of the new Allfirst brand name in the second quarter of 1999. Advertising and marketing expenses associated with discontinued businesses in 1998 totaled $2.3 million and approximately $4.6 million in advertising expenses were incurred in 1998 as a result of integration of the Pennsylvania and Maryland franchises. Excluding these items, advertising and marketing expenses decreased $5.9 million (44.1%). Professional service fees decreased $6.2 million (33.4%). In 1999, approximately $1.5 million in professional fees were incurred in conjunction with the change to the Allfirst brand name in the second quarter of 1999. Approximately $8.3 million in contract programming expenses and professional fees were incurred in 1998 for systems integration and conversion projects. Excluding these items, professional service fees increased $0.6 million (5.7%). Lending and collection expenses decreased $3.8 million (22.5%). Lending and collection expenses related to discontinued business lines totaled $2.5 million in 1998. Excluding these expenses, lending and collection expenses decreased $1.3 million in 1999 due primarily to a $2.4 million decrease in lending and collection expenses associated with Allfirst's foreign maritime loan portfolio.

Quarterly Summary

  The following table presents a summary of earnings by quarter for the years ended December 31, 1999 and 1998:

                         Summary of Quarterly Earnings

                                               1999 quarters ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------- ------------ -----------
                                                  (in thousands)
Interest and dividend income....... $264,216 $261,482   $266,551    $274,340
Net interest income................  131,628  134,362    133,426     137,034
Provision for loan and lease
 losses............................   11,630    9,349      6,185       6,986
Income before income taxes.........   67,262   59,362     76,640      76,223
Net income.........................   42,418   37,551     48,106      50,002

                                               1998 quarters ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------- ------------ -----------
                                                  (in thousands)
Interest and dividend income....... $270,185 $269,758   $267,350    $269,113
Net interest income................  136,505  136,817    132,594     136,312
Provision for loan and lease
 losses............................    8,871    5,251      2,808      17,367
Income before income taxes.........  151,602   75,386     63,497      52,105
Net income.........................   95,699   47,454     40,053      34,917

Investment Portfolio

  At December 31, 1999, the investment securities available-for-sale portfolio was $4.3 billion compared with $4.8 billion at December 31, 1998, a $528 million (11%) decrease. The taxable equivalent yield on the total portfolio for the year ended December 31, 1999 was 6.14% compared to 6.46% for the year ended December 31, 1998. Net unrealized losses on the investment securities portfolio were $156.5 million at December 31, 1999.

  Investment securities sold in 1999 totaled $1.5 billion and generated pretax gains of $5.0 million. The majority of the securities sold were U.S. Treasury securities, Federal agency securities and mortgage backed securities. The U.S. Treasury securities and mortgage backed securities were sold to reduce the duration of the investment securities portfolio. The Federal agency securities were sold to improve the yield of the investment portfolio. In 1999, Allfirst purchased $2.0 billion of investment securities to partially replace $823 million of maturities, calls and paydowns of securities and the $1.5 billion of securities sold. The investment security purchases were primarily U.S. government agency securities, mortgage backed securities and collateralized mortgage obligations.

  The following table sets forth the book value ("fair value") of the available-for-sale securities owned by Allfirst.

                    Available-for-Sale Investment Portfolio

                                                        December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                                                       (in thousands)
U.S. Treasury & U.S. Government agencies..... $  207,895 $  256,218 $  862,175
Mortgage-backed obligations..................  1,896,061  2,602,572  1,655,235
Collateralized mortgage obligations(1).......  1,051,283    738,822    976,746
Asset-backed securities......................    392,411    493,027    309,338
Obligations of states and political
 subdivisions................................    436,616    457,880    435,223
Other debt securities........................     73,804     84,655     60,768
Equity securities............................    229,273    181,913    144,622
                                              ---------- ---------- ----------
  Total...................................... $4,287,343 $4,815,087 $4,444,107
                                              ========== ========== ==========

--------
(1) At December 31, 1999, 1998 and 1997, $1,051.3 million, $738.6 million, and
    $967.2 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

  The following table shows the maturity distribution of the available-for-sale debt securities of Allfirst at December 31, 1999 based upon amortized cost.

              Maturity of Available-for-Sale Investment Portfolio

                                           Maturing
                            ---------------------------------------
                                       After      After
                             Within   One year  Five years
                              One     Through   Through 10  After
                              Year    5 Years     years    10 years   Totals
                            -------- ---------- ---------- -------- ----------
                                              (in thousands)
U.S. Treasury & U.S.
 Government Agencies....... $103,464 $  107,933  $    --   $    --  $  211,397
Mortgage-backed
 obligations(1)............  201,835    731,566   701,466   365,772  2,000,639
Collateralized mortgage
 Obligations(1)............  155,894    779,092    52,452    80,765  1,068,203
Asset-backed
 securities(1).............   99,154    281,227    14,402     2,853    397,636
Obligations of states and
 political Subdivisions....   43,883     96,915    52,701   254,381    447,880
Other debt and equity
 securities(2).............   70,760      1,250     1,750   244,351    318,111
                            -------- ----------  --------  -------- ----------
  Total.................... $674,990 $1,997,983  $822,771  $948,122 $4,443,866
                            ======== ==========  ========  ======== ==========

--------
(1) The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.
(2) Equity securities totaling $244.4 million have been classified in after 10 years.

  The following table reflects the approximate weighted average tax equivalent yield (at an assumed Federal tax rate of 35%) of the available-for-sale investment portfolio at December 31, 1999 based upon amortized cost.

                    Available-for-Sale Investment Portfolio
                            (Tax Equivalent Yields)

                                                   Maturing
                                       --------------------------------
                                                        After
                                               After   5 years
                                       Within One year Through
                                        One   Through    10     After
                                        Year  5 Years   years  10 years Totals
                                       ------ -------- ------- -------- ------
                                                   (in thousands)
U.S. Treasury & U.S. Government
 agencies.............................  4.76%   4.84%    -- %     -- %   4.80%
Mortgage-backed obligations...........  5.92    5.92    5.92     5.95    5.93
Collateralized mortgage
 obligations(1).......................  6.23    6.23    6.23     6.23    6.23
Asset-backed securities...............  6.65    6.65    6.65     6.65    6.65
Obligations of states and political
 subdivisions.........................  7.54    7.41    7.09     7.59    7.49
Other debt and equity securities......  4.65    7.25    7.37     4.39    4.47
                                        ----    ----    ----     ----    ----
  Total...............................  5.89%   6.16%   6.03%    6.01%   6.06%
                                        ====    ====    ====     ====    ====

--------
(1) Computation of weighted average tax equivalent yields includes $129.3 million of floating rate CMOs.

Loan Portfolio

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       Composition of the Loan Portfolio

                                                               December 31,
                          -------------------------------------------------------------------------------------------
                                1999               1998               1997               1996              1995
                          -----------------  -----------------  -----------------  ----------------  ----------------
                            Amount      %      Amount      %      Amount      %      Amount     %      Amount     %
                          ----------- -----  ----------- -----  ----------- -----  ---------- -----  ---------- -----
                                                          (Dollars in thousands)
Commercial..............  $ 3,542,014  32.9% $ 3,452,416  32.7% $ 2,868,728  28.4% $1,731,031  25.5% $1,798,248  29.3%
Commercial real estate..    2,329,886  21.6    2,305,639  21.8    2,256,895  22.4   1,453,244  21.4   1,265,736  20.6
Residential mortgage....      686,780   6.4      827,103   7.8      987,751   9.8     833,045  12.2     650,588  10.6
Retail..................    2,945,593  27.3    2,755,218  26.1    2,713,663  26.9   1,977,241  29.1   1,753,608  28.6
Commercial leases.......      615,670   5.7      540,395   5.1      469,217   4.7     390,929   5.7     304,239   4.9
Retail leases...........      383,880   3.5      318,582   3.0      305,004   3.0      47,131   0.7      30,265   0.5
Foreign.................      276,807   2.6      365,067   3.5      482,328   4.8     365,824   5.4     336,140   5.5
                          ----------- -----  ----------- -----  ----------- -----  ---------- -----  ---------- -----
Total loans, net of
 unearned income........  $10,780,630 100.0% $10,564,420 100.0% $10,083,586 100.0% $6,798,445 100.0% $6,138,824 100.0%
                          =========== =====  =========== =====  =========== =====  ========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loan portfolio of Allfirst at December 31, 1999. Allfirst's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged-off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          Contractual Loan Maturities

                                               Maturing
                                   --------------------------------
                                               After 1
                                     In one      year
                                      Year     Through     After
                                    Or less   5 years(1)  5 years      Total
                                   ---------- ---------- ---------- -----------
                                                  (in thousands)
Commercial........................ $  837,957 $2,042,511 $  661,546 $ 3,542,014
Commercial real estate............    523,714  1,081,728    724,444   2,329,886
Residential mortgage..............     30,882     97,889    558,009     686,780
Retail............................    479,064  1,600,598    865,931   2,945,593
Commercial leases receivable......     56,554    344,774    214,342     615,670
Retail leases receivable..........    100,854    278,315      4,711     383,880
Foreign...........................     95,967    171,158      9,682     276,807
                                   ---------- ---------- ---------- -----------
  Total........................... $2,124,992 $5,616,973 $3,038,665 $10,780,630
                                   ========== ========== ========== ===========
Amount of loans based upon:
Fixed interest rates.............. $1,113,035 $3,037,799 $1,575,724 $ 5,726,558
                                   ========== ========== ========== ===========
Variable interest rates(2)........ $1,011,957 $2,579,174 $1,462,941 $ 5,054,072
                                   ========== ========== ========== ===========

--------
(1) Includes demand loans and loans having no stated schedule of repayments or maturity.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

Commercial Loans

  Commercial loan outstandings of $3.5 billion comprised 32.9% of Allfirst's total loans and leases at December 31, 1999. Commercial loans include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. Commercial loans increased $89.6 million or 2.6% during 1999. The increase in commercial loans in 1999 was primarily due to growth in loans to mid-sized corporate customers.

  The commercial loan portfolio is segregated by market sector. There are two primary market sectors, Corporate Banking and Business and Workplace Banking. Business and Workplace Banking is focused on customers with sales volumes less than $10 million. Corporate Banking services all other customers. Within Corporate Banking there are specialized lending functions including Communications, Healthcare, International, Asset Based Lending, Transportation, Not for Profit and Financial Institutions. The primary market for commercial lending is Maryland, Pennsylvania, Virginia and Washington, D.C.

Commercial Real Estate

  Allfirst's commercial real estate portfolio represents loans secured primarily by commercial real property. The properties financed include both owner-occupied and investor real estate. Commercial real estate loans of $2.3 billion comprised 21.6% of the total loan portfolio at December 31, 1999. Commercial real estate loans increased $24.2 million or 1.1% during 1999. The commercial real estate portfolio continues to benefit from increasing rental rates and falling vacancies in Allfirst's primary markets. Allfirst continues to focus on acquisition and refinancing loans for quality projects with strong sponsorship for investor real estate financing. In addition, Allfirst intends to continue to actively solicit commercial real estate loans to support its emphasis as a relationship lender for regional companies.

  The commercial real estate portfolio continues to be well balanced by property type and is geographically centered in Allfirst's regional marketplace, with the majority of the portfolio secured by properties in Maryland, Pennsylvania, Virginia, and Washington, D.C.

  Commercial real estate loans included $476 million in construction loans at December 31, 1999. These loans are for land acquisition and development, and building construction. Since December 31, 1998, real estate construction loans have increased $42 million or 9.6%. Most construction activity continues to occur in Northern Virginia and along the Baltimore/Washington corridor with development primarily for build-to-suit commercial office space, industrial and retail projects. Allfirst continues to pursue high quality loan opportunities.

Residential Mortgage

  Residential mortgages at December 31, 1999 of $687 million, decreased $140 million from December 31, 1998. The decline is due to loan maturities and loan prepayments prompted by favorable market conditions. However, the pace of prepayments has slowed due to rising interest rates and receding demand for refinancing. Allfirst has decided to limit the origination of new loans for its residential mortgage portfolio, therefore, this loan portfolio is expected to continue to decline in the future.

  Allfirst sold the residential loan origination businesses of its mortgage banking subsidiaries in 1998. Allfirst continues to offer a comprehensive range of first mortgage products through a third party affiliation. See Part I, above.

Retail

  Allfirst provides a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through the branch and telephone banking system of Allfirst. Loan applications will also be taken over the internet in the year 2000. In addition, automobile loans are made available to the marketplace on an indirect basis by means of select third party referral sources.

  As compared to December 31, 1998, retail loans increased $190 million to $2.9 billion at December 31, 1999. The growth in retail loans is largely attributable to a $212 million increase in indirect automobile loans, and modest growth in the direct portfolio and small business loans, offset by a $38 million decline in indirect marine loans.

Commercial Leases Receivable

  Commercial leases receivable include small equipment and general equipment leasing portfolios. Commercial leases receivable increased to $616 million at December 31, 1999 from $540 million at December 31, 1998. The majority of the commercial leasing portfolio is general equipment leases with an emphasis on transportation equipment which includes railcars, tractors, trailers and some commercial aircraft. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

Retail Leases Receivable

  Retail leases receivable consist of retail auto leases. Retail leases receivable increased to $384 million at December 31, 1999 from $319 million at December 31, 1998. Retail leasing experienced record growth in 1999, booking $187 million in gross new business.

Foreign

  Foreign loans totaled $276.8 million at December 31, 1999, a decrease of $88.3 million when compared to December 31, 1998. Foreign loans outstanding at December 31, 1999 included international maritime loans totaling $183 million, foreign direct investment loans totaling $26 million, and other foreign loans of $68 million. The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Lending and collection expenses in 1999 included approximately $7.5 million in collection costs associated with the maritime loan portfolio. See "Asset Quality" for additional information.

Asset Quality

 Credit Risk Management

  Credit approval policies for Allfirst are designed to provide an effective and timely response to loan requests, while ensuring the maintenance of a sound portfolio. Allfirst manages credit risk through the credit approval process and written policies, which generally specify underwriting guidelines and standards and in some cases limit credit exposure by industry, country or product type. All credit policies and credit concentration exposure limits are reviewed and approved annually by the Executive Committee of the Board of Directors.

  The Credit Review function periodically reviews all lending units throughout Allfirst. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, and to certify adequacy of the allowance for loan and lease losses, which the Audit Committee is required to approve quarterly.

 Provision for Loan and Lease Losses

  The provision for loan and lease losses was $34.2 million for the year ended December 31, 1999, a decrease of $0.1 million (0.4%) from the $34.3 million provision for 1998. The provision for loan and lease losses in 1998 was $2.5 million lower than net charge-offs. Net charge-offs decreased $2.6 million when 1999 is compared to 1998. The sale of substantially all of Allfirst's credit card loans in the first quarter of 1998 resulted in a $3.2 million decrease in net credit card charge-offs in 1999 versus 1998. Net charge-offs on the foreign maritime portfolio were $8.7 million for the year ended December 31, 1999, a $10.7 million decrease from 1998. These decreases were offset by an $11.3 million increase in charge-offs on other loan portfolios in 1999 due principally to a $5.1 million increase in retail net charge-offs, a $3.1 million increase in commercial charge-offs and a $2.2 million increase in residential mortgage net charge-offs. The increase in retail charge-offs in 1999 is primarily related to charge-offs of retail deposit overdrafts which occurred after system conversions in 1998. The system deficiencies causing these overdrafts have been resolved.

 Nonperforming Assets

  Nonperforming assets were $80.5 million at December 31, 1999, compared to $100.9 million at December 31, 1998, a decrease of $20.4 million. Nonaccrual loans decreased $7.6 million. Additions to nonperforming loans in 1999 aggregated $55.4 million. These additions were offset by reductions in nonaccrual loans totaling $63.0 million due to paydowns and payoffs of nonaccrual loans totaling $27.8 million, charge-offs of $14.6 million, loans returned to accrual status of $12.8 million and transfers to other real estate and other assets owned of $7.8 million.

  Other real estate and other assets owned decreased $2.7 million when compared to December 31, 1998. Additions to other real estate owned totaled $6.7 million, including transfers from nonaccrual loans of $5.6 million. Sales and paydowns of other real estate owned totaled $9.2 million. Repossessed assets decreased $0.2 million.

  Other nonperforming assets decreased $10.1 million when compared to December 31, 1998. Other nonperforming assets include $15.8 million and $23.1 million, respectively, in nonperforming maritime loans at December 31, 1999 and 1998. Allfirst has classified these loans as other nonperforming assets because 1) the value of the loan collateral is equal to the loan principal and 2) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, in the loan agreement. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations. In addition, other nonperforming assets at December 31, 1998 included a $2.8 million ownership interest in a commercial aircraft resulting from a lessee default on a commercial lease in which Allfirst was a participant. This asset was sold in the third quarter of 1999.

  The foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that have depressed the dry bulk and tanker shipping industries. Recently the dry bulk shipping industry has shown signs of improvement; however, the tanker market continues to be weak. At December 31, 1999, Allfirst's total international maritime exposure was $237.4 million, including loans and leases of $195.4 million, $15.8 million in other foreign maritime assets, and $26.2 million in unfunded loan commitments, letters of credit and risk participations. This compares to total foreign maritime exposure of $313.9 million at December 31, 1998. Nonperforming assets at December 31, 1999 included $6.5 million in nonaccrual maritime loans and $15.8 million in other nonperforming maritime assets.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                             Nonperforming Assets

                                                 December 31,
                                   --------------------------------------------
                                    1999      1998     1997     1996     1995
                                   -------  --------  -------  -------  -------
                                            (Dollars in thousands)
Nonaccrual loans
Domestic:
  Commercial.....................  $13,496  $ 17,356  $21,730  $13,988  $16,587
  Commercial real estate.........    8,151     6,332    9,417   20,347    5,910
  Residential mortgage...........   20,511    22,366   24,808    7,545    6,375
  Commercial leases receivable...      264       --       --       --       --
Foreign..........................    9,302    13,227    4,340    3,800    4,321
                                   -------  --------  -------  -------  -------
    Total nonaccrual loans.......   51,724    59,281   60,295   45,680   33,193
Restructured loans...............      --         88    3,692      126      143
Other real estate and other
 assets owned(1).................   12,971    15,630   16,963   13,146   11,501
Other(2).........................   15,767    25,903      --       --       --
                                   -------  --------  -------  -------  -------
    Total nonperforming assets...  $80,462  $100,902  $80,950  $58,952  $44,837
                                   =======  ========  =======  =======  =======
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned....................     0.74%     0.95%    0.80%    0.87%    0.73%
                                   =======  ========  =======  =======  =======
Accruing loans contractually past
 due 90 days or more as to
 principal or interest:
  Domestic.......................  $31,693  $ 40,469  $23,717  $23,812  $18,808
                                   =======  ========  =======  =======  =======

--------
(1) Other real estate and other assets owned represents collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(2) Other includes maritime loans discussed in detail under "Nonperforming Assets". Other also includes a $2.8 million ownership interest in a commercial aircraft in 1998.

  The following table details the gross interest income that would have been received during the year ended December 31, 1999 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually included in income for the year.

                                                                  Year ended
                                                                 December 31,
                                                                     1999
                                                               ----------------
                                                               Domestic Foreign
                                                                loans    Loans
                                                               -------- -------
                                                                (in thousands)
Gross interest income that would have been recorded had
 nonaccrual loans been current in accordance with original
 terms........................................................  $3,369  $2,216
Interest income actually recorded.............................   1,741     233

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which Allfirst has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 1999, Allfirst was monitoring $80.2 million of potential problem loans which were not included in the nonperforming assets table disclosed above. There were no other interest earning assets, other than loans, at December 31, 1999 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

Allowance for Loan and Lease Losses

  The following table details certain information relating to the Allowance for Loan and Lease Losses ("Allowance") of Allfirst for the five years ended December 31, 1999. See also Note 5 of the Notes to Consolidated Financial Statements of Allfirst.

              Analysis of the Allowance for Loan and Lease Losses

                                               December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                          (Dollars in thousands)
Summary of Transactions
Allowance at beginning of
 year........................  $157,351  $168,186  $154,802  $177,621  $191,024
Provision for loan and lease
 losses......................    34,150    34,297    32,017     6,500    16,000
Losses charged-off:
 Commercial loans............     9,083     6,836     9,581     2,743     1,848
 Commercial real estate
  loans......................       283       692       543     6,384     1,270
 Residential mortgages.......     4,447     1,300       868       177       110
 Retail loans, excluding
  credit card loans..........    17,622    11,476     7,998     5,893     2,988
 Credit card loans...........       187     3,463    26,962    30,156    30,352
 Commercial leases
  receivable.................       --          1       --        --        --
 Retail leases receivable....     1,860     1,106       736       125        40
 Foreign loans...............     8,820    19,364       --        --      1,840
                               --------  --------  --------  --------  --------
 Total losses charged-off....    42,302    44,238    46,688    45,478    38,448
                               --------  --------  --------  --------  --------
Recoveries of losses
 previously charged-off:
 Commercial loans............       749     1,642     1,083     1,787     1,025
 Commercial real estate
  loans......................     1,322     1,928       313       560       452
 Residential mortgages.......       965        47        97         8        28
 Retail loans, excluding
  credit card loans..........     4,550     3,460     2,893     2,143     2,194
 Credit card loans...........        42       102     1,507     2,568     5,127
 Commercial leases
  receivable.................        13         7       --          4        17
 Retail leases receivable....       347       255       221       109       202
 Foreign loans...............       164       --        557       --        --
                               --------  --------  --------  --------  --------
 Total recoveries............     8,152     7,441     6,671     7,179     9,045
                               --------  --------  --------  --------  --------
Net losses charged-off.......    34,150    36,797    40,017    38,299    29,403
Allowance for loans of
 acquired banks..............       --        --     42,884    10,642       --
Allowance attributable to
 loans sold..................       --     (6,850)  (21,500)      --        --
Transfer of allowance to
 reserve for off-balance
 sheet liability.............       --     (1,485)      --     (1,662)      --
                               --------  --------  --------  --------  --------
Total allowance at end of
 year........................  $157,351  $157,351  $168,186  $154,802  $177,621
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 by Category
 Commercial loans............  $  8,334  $  5,194  $  8,498  $    956  $    823
 Commercial real estate
  loans......................    (1,039)   (1,236)      230     5,824       818
 Residential mortgages.......     3,483     1,253       771       169        82
 Retail loans................    13,072     8,016     5,105     3,750       794
 Credit card loans...........       144     3,361    25,455    27,588    25,225
 Commercial leases
  receivable.................       (13)       (6)      --         (4)      (17)
 Retail leases receivable....     1,513       851       515        16      (162)
 Foreign loans...............     8,656    19,364      (557)      --      1,840
                               --------  --------  --------  --------  --------
 Total.......................  $ 34,150  $ 36,797  $ 40,017  $ 38,299  $ 29,403
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 to Average Loans by Category
 Commercial loans............      0.24%     0.16%     0.37%     0.05%     0.05%
 Commercial real estate
  loans......................     (0.04)    (0.06)     0.01      0.44      0.06
 Residential mortgages.......      0.48      0.14      0.08      0.02      0.01
 Retail loans................      0.46      0.30      0.26      0.30      0.08
 Credit card loans...........      0.95     10.18      6.72      5.37      4.72
 Commercial leases
  receivable.................       --        --        --        --        --
 Retail leases receivable....      0.44      0.27      0.30      0.04     (0.58)
 Foreign loans...............      2.77      4.35     (0.15)      --       0.61
                               --------  --------  --------  --------  --------
 Total loans.................      0.32%     0.36%     0.48%     0.61%     0.51%
 Total loans--excluding
  credit cards...............      0.32%     0.33%     0.18%     0.18%     0.08%
Allowance as a percentage of
 year end loans, net of
 unearned income.............      1.46%     1.49%     1.67%     2.28%     2.89%
Allowance as a percentage of
 nonperforming loans.........    304.21%   265.04%   262.84%   337.95%   532.82%

  Allfirst evaluates, reports and documents the Allowance in accordance with all regulatory guidelines including the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The adequacy of the Allowance is evaluated at least quarterly, employing a methodology that is sound, based on reliable information and well documented. The methodology provides consistency and integrity; however, changes can be incorporated as the risk profiles of the various loan portfolios change over time.

  All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the Allowance. The Allowance does not provide for the estimated losses stemming from uncollectible interest because Corporate Policy generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

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

  The Unallocated reserve is the portion of the Allowance that is not attributable to any specific components of the loan portfolio. While the methodology used for general and specific reserves (together the "Allocated Reserves"), is Allfirst's best estimate of inherent losses within a range of credit losses given the current economic climate, the unallocated reserve is available to support losses that are probable within the high end of the loss range. The unallocated reserve additionally protects Allfirst from any errors and omissions or subjectivity that might occur in testing or reviewing the Allowance for adequacy.

  The Allowance was $157.4 million for the year ended December 31, 1999 as provisions of $34.2 million equaled net charge-offs of $34.2 million. Allocated reserves for the Foreign portfolio decreased by $7.7 million due to the improvement in the martime portfolio. The unallocated reserve increased by $12.1 million to $62.5 million. The unallocated reserve represented 40% of the Allowance as of December 31, 1999 compared to 32% as of December 31, 1998. At year end, the Allowance covered 1999 charge-offs more than four times and represented 1.46% of total loans.

  The following table provides an allocation of the Allowance to the respective loan classifications. The allocation of the Allowance is based on a consideration of all of the factors discussed above which are used to determine the Allowance as a whole. Since all of those factors are subject to change, the allocation of the Allowance detailed below is not necessarily indicative of future losses or future allocations. The Allowance at December 31, 1999 was available to absorb losses occurring in any category of loans.

             Allocation of the Allowance for Loan and Lease Losses

                                                   December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Commercial........................ $ 30,103 $ 37,115 $ 35,867 $ 18,139 $ 30,073
Commercial real estate............   16,500   18,062   21,584   17,671   17,624
Residential mortgage..............    4,411    4,100    1,719    1,334    1,150
Retail............................   15,078   12,494   13,041    4,609    3,976
Credit card.......................      --       --     6,010   31,801   36,141
Commercial leases receivable......   10,210   10,113   10,787   12,374   13,407
Retail leases receivable..........    2,484    1,298      873      160      111
Foreign...........................   16,063   23,807   14,143   13,540   10,323
Unallocated.......................   62,502   50,363   64,162   55,174   64,816
                                   -------- -------- -------- -------- --------
  Total allowance................. $157,351 $157,351 $168,186 $154,802 $177,621
                                   ======== ======== ======== ======== ========

Deposits

  Total deposits at December 31, 1999 were $12.1 billion, a $114 million decrease when compared to December 31, 1998. Noninterest bearing deposits decreased $541 million from December 31, 1998. The decrease was due to a $578 million decrease in commercial demand deposit balances offset by a $37 million increase in retail balances.

  Interest bearing deposits increased $426 million due to a $1.3 billion increase in purchased time deposits. This increase was offset by an $848 million decrease in interest bearing deposits from Allfirst's retail and corporate customers. The decrease in customer deposits included a $26 million decrease in interest bearing demand deposits, a $430 million decrease in money market deposits, a $69 million decrease in savings deposits and a $323 million decrease in consumer time deposits. The decrease in money market deposits is partially due to a $196 million decline in deposits from a financial services customer and the withdrawal of a $125 million mortgage escrow deposit from a corporate customer. Competitive pressures from non-bank financial services companies continue to be strong, especially from mutual fund companies and broker-dealers. The decline in consumer time deposits, savings, and money market accounts evidences the consumer trend toward higher-yielding, non-insured investment vehicles. Allfirst has participated in this trend with investment sales increasing 77% when the year ended December 31, 1999 is compared to December 31, 1998. To the extent that Allfirst must replace noninterest bearing or interest bearing deposits with purchased funds, Allfirst's cost of funds increases.

  The following table details the maturity of certificates of deposit of $100,000 or more on December 31, 1999. There were no non-certificate time deposits of $100,000 or more at December 31, 1999.

  Maturity Distribution of Certificates of Deposit in Amounts of $100,000 or
                                     More

                                                                   (In millions)
Within three months...............................................   $1,211.9
After three months but within six months..........................      577.2
After six months but within twelve months.........................      972.7
After twelve months...............................................      102.8
                                                                     --------
  Total...........................................................   $2,864.6
                                                                     ========

Short-term Borrowings

  To the extent that deposits are not adequate to fund customer loan demand in the Banks, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, Allfirst seeks to meet its liquidity needs in the short-term funds markets. Allfirst utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the three years ended December 31, 1999.

                             Short-term Borrowings

                                                 Years ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                  (Dollars in thousands)
Federal funds purchased:
  End of year outstandings.................. $  291,993  $1,364,149  $1,092,307
  Highest month-end balance.................  1,223,680   1,572,750   1,214,465
  Average balance...........................    818,532     726,942     553,226
  Average interest rate at year end.........       5.49%       5.00%       6.50%
  Weighted average interest rate(1).........       4.93        5.28        5.47
Repurchase agreements:
  End of year outstandings.................. $  629,281  $  821,645  $  605,161
  Highest month-end balance.................    984,940     821,645     654,453
  Average balance...........................    779,853     640,498     492,638
  Average interest rate at year end.........       4.22%       4.45%       5.06%
  Weighted average interest rate(1).........       4.55        4.77        4.95
Master demand notes of Allfirst:
  End of year outstandings.................. $  334,186  $  319,705  $  335,116
  Highest month-end balance.................    339,301     325,524     343,907
  Average balance...........................    319,734     308,587     338,602
  Average interest rate at year end.........       5.15%       4.65%       4.90%
  Weighted average interest rate(1).........       4.78        4.98        4.91
Other borrowed funds, short-term:
  End of year outstandings.................. $  375,576  $   58,222  $  151,574
  Highest month-end balance.................    375,576     301,539     675,111
  Average balance...........................    197,249     171,747     560,911
  Average interest rate at year end.........       4.22%       3.68%       5.90%
  Weighted average interest rate(1).........       4.94        5.06        5.53

--------
(1) The weighted average interest rate is calculated by dividing the annual interest expense by the daily average outstanding principal balance.

  As indicated, short-term borrowings include master demand notes of Allfirst. The master demand note ("masternote") is an unsecured obligation of Allfirst which was developed to meet the investment needs of Allfirst's cash management customers. Under the masternote program, available customer balances are invested overnight in masternotes. The proceeds are used to provide short-term funding to Allfirst's nonbank subsidiaries, with any excess funds invested in short-term liquid assets. Outstanding masternote balances are determined by the investable balances of Allfirst's sweep account customers that elect the masternote investment option.

Long-term Debt

  Long-term debt increased $339 million when compared to December 31, 1998. During the second quarter of 1999, Allfirst redeemed its 10.375% subordinated capital notes using the proceeds from the issuance of $100 million of 6.875% subordinated notes. During the third quarter of 1999, Allfirst issued $100 million Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities. The proceeds from these securities, as well as other funding sources, were used to redeem Allfirst's preferred stock. A more detailed description of the Subordinated Capital Trust Enhanced Securities is included under "Capital Adequacy and Resources". In addition, long-term advances from the Federal Home Loan Bank increased $200 million from December 31, 1998.

Liquidity Risk Management

  Liquidity is the ability of Allfirst to meet a demand for funds, such as deposit outflows, new loan requests and other corporate funding requirements. Liquidity can be obtained through the issuance of liabilities at acceptable costs within an acceptable period of time or through the maturity or sale of assets.

  The liquidity of Allfirst is enhanced by asset and liability management policies. The Asset and Liability Committee ("ALCO") is responsible for setting general guidelines regarding Allfirst's sources and uses of funds and asset and liability sensitivity, pursuant to Allfirst's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. Allfirst maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions. Allfirst's current policy requires qualifying liquid assets to cover 5% of total retail liabilities plus the higher of 15% of total unsecured wholesale liabilities or sufficient liquidity to cover all wholesale liabilities maturing within 180 days at various required percentages, plus 15% of undrawn credit facilities. Available liquidity at December 31, 1999 was $3.4 billion versus required liquidity per policy of $3.2 billion.

  Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of Allfirst. Dividends from subsidiaries totaled $141.6 million for the year ended December 31, 1999. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. On March 30, 1999, Allfirst paid a dividend of $90 million to its sole common shareholder, AIB. In January 2000, Allfirst's Board of Directors declared a $92 million dividend, payable to AIB in March 2000.

Stockholders' Equity and Capital Adequacy

  Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At December 31, 1999, Allfirst's Tier 1 risk based capital ratio was 9.86% ($1.5 billion of Tier 1 capital) and its total risk based capital ratio was 13.24% ($2.0 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt, the allowance for loan and lease losses, and other off balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

  On July 13, 1999, Allfirst issued 100,000 Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") at a price to investors of $98.9 million. Each Capital Trust Security pays a non-cumulative quarterly distribution based on three month LIBOR plus 1.50%, reset quarterly. These securities are classified as long-term debt on the Consolidated Statement of Condition and qualify as Tier 1 Capital, with the limitation that the Capital Trust Securities and other qualifying capital trust preferred securities cannot exceed 25% of Tier 1 capital. On July 14, 1999, the proceeds from the issuance of the Capital Trust Securities, as well as other funding sources, were used to redeem Allfirst's 7.875% non-cumulative Preferred Stock at a redemption price of $25.00 per share plus $2.4 million of accrued and unpaid dividends.

  The following table details Allfirst's capital components and ratios at December 31, 1999 and 1998 based upon the capital requirements of the regulatory agencies. For additional information on regulatory capital see Note 18 of the Notes to Consolidated Financial Statements.

                              Capital Components

                                                          December 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
                                                     (Dollars in thousands)
Preferred stockholders' equity...................... $       --   $   144,852
Common stockholder's equity.........................   1,823,020    1,866,475
Guaranteed preferred beneficial interests in junior
 subordinated debentures............................     395,744      296,330
Disallowed intangibles..............................    (841,161)    (893,584)
Minority interest...................................         120          --
Net unrealized losses (gains) on investment
 securities available for sale......................      96,163      (24,414)
                                                     -----------  -----------
  Tier 1 capital....................................   1,473,886    1,389,659
                                                     -----------  -----------
Qualifying subordinated debt........................     339,510      259,815
Redeemable preferred stock..........................       5,005        4,866
Allowance for loan and lease losses.................     155,951      155,951
Off balance sheet reserves..........................       4,209        4,075
Mandatory convertible securities....................         --        59,995
                                                     -----------  -----------
  Tier 2 capital....................................     504,675      484,702
                                                     -----------  -----------
Total capital....................................... $ 1,978,561  $ 1,874,361
                                                     ===========  ===========
Risk-adjusted assets................................ $14,943,778  $14,816,766
Average quarterly assets (fourth quarter)........... $17,689,521  $17,420,806
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets............        9.86%        9.38%
    Regulatory minimum..............................        4.00         4.00
  Total capital to risk-adjusted assets.............       13.24        12.65
    Regulatory minimum..............................        8.00         8.00
Leverage ratio......................................        8.75         8.41

Year 2000

  During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, Allfirst has successfully managed the transition.

  Although considered unlikely, unanticipated problems in Allfirst's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with Allfirst's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

  Allfirst completed the replacement of major systems in 1998 in order to upgrade its technology platforms to its strategic target environment. In the process, Allfirst replaced a significant portion of its software with Year 2000 compliant products. It is difficult to separate the costs associated with system replacements and upgrades due to target environment strategies from those associated with Year 2000 compliance. Direct expenses associated with system replacements and upgrades due to target environment strategies and Year 2000 compliance totaled $18.9 million of which $4.3 million was expensed in the year ended December 31, 1999. In addition, capital expenditures related to system upgrades totaled $38.4 million. Depreciation expense related to these capital expenditures was $5.9 million in 1999 and $0.1 million in 1998.

Recent Accounting Pronouncements

  The impact of recently issued accounting pronouncements is detailed in Note 2 of the Notes to Consolidated Financial Statements of Allfirst.

Results of Operations--1998 Compared to 1997

  Allfirst's net income for the year ended December 31, 1998 was $218.1 million, compared to $151.2 million for the year ended December 31, 1997, an increase of $66.9 million (44.3%). Net income in 1998 included a $37.4 million after tax gain ($60.0 million pretax) on the sale of credit card loans and $38.3 million of after-tax securities gains ($60.8 million pretax) which were the result of repositioning the investment portfolio. Net income in 1997 included a $17.4 million after-tax gain ($28.2 million pretax) on the sale of credit card loans and merger related expenses of $12.5 million after-tax ($20.0 million pretax). Return on average assets and return on average common stockholder's equity were 1.28% and 11.36%, respectively, for the year ended December 31, 1998 compared to 1.07% and 9.66%, respectively, for the year ended December 31, 1997.

  On July 8, 1997, Allfirst and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC"), which was merged into Allfirst. The acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, (comprised primarily of goodwill of $825.1 million), which are amortized against earnings. DDC's results of operations have been included with Allfirst's results of operations since July 1, 1997.

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

  The DDC acquisition provided the opportunity for Allfirst to create a new company, instead of simply combining the two organizations. In connection with the target environment identification and integration process, Allfirst recorded pretax merger-related expenses of $20.0 million in the fourth quarter of 1997 in addition to acquisition costs which are recorded as a component of the goodwill related to the acquisition. Also, in connection with identifying the target environment, Allfirst decided to exit two business lines, consumer credit cards and residential mortgage banking. In each case, management determined that the investment of resources necessary to operate these businesses at acceptable levels of return could be applied more effectively elsewhere in Allfirst. Allfirst continues to offer residential mortgage products through retail bank branches and consumer credit card products through agency relationships. The sales of these business lines did not have an adverse effect on Allfirst's financial condition or results of operations.

  In the majority of Allfirst's income and expense categories, the increases in the amounts reported for the year ended December 31, 1998 compared with the amounts reported for the same periods in 1997 resulted from the Merger. Other significant factors affecting Allfirst's results of operations are described below.

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

  Allfirst's noninterest income for the year ended December 31, 1998 was $436.5 million, a $118.7 million (37.3%) increase over noninterest income for the year ended December 31, 1997. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment securities gains of $60.8 million. Noninterest income in 1997 benefited from $28.2 million in gains on the sale of credit card loans. Total fees and other income increased $26.5 million (9.2%). Trust and investment advisory fees increased $25.4 million. Approximately half of the increase was due to an increase in fee income in 1998 with the remainder due to DDC trust revenue for a full year in 1998. Mortgage banking income was impacted by the sale of Allfirst's residential first mortgage loan origination businesses in the first quarter of 1998. Servicing income decreased $20.5 million (77.2%) due to an $18.4 million decline in servicing income on credit card loans resulting from the exit of that business. Trading income, which is included in other income, increased $7.0 million in 1998. In addition, other income in 1998 benefited from a $1.2 million gain on the payoff of a troubled debt restructuring and $4.2 million in miscellaneous income from discontinued business lines. Other income in 1997 included a $6.1 million gain on the sale of an investment in an ATM and point of sale network.

  Allfirst's noninterest expenses for the year ended December 31, 1998 were $601.9 million, a $55.8 million (10.2%) increase over noninterest expenses for the year ended December 31, 1997. Noninterest expenses in 1998 included a $20.8 million increase in intangible asset amortization expense primarily due to the DDC acquisition. Allfirst incurred approximately $22.6 million in expenses in 1998 related to the installation of an enhanced technology platform and other issues arising from the integration of Allfirst's constituent banks. These costs include $10.2 million in salaries and other personnel costs, $7.3 million in professional fees, $3.4 million in advertising and marketing expenses and $1.7 million in other expenses. Lending and collection expenses in 1998 included approximately $9.8 million in collection costs associated with the maritime loan portfolio. The decline in external service fees is due to the sale of the credit card loan portfolio.

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

Interest Rate Risk Management

  Management of the interest rate risk of Allfirst is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options.

  Measurement of Allfirst's sensitivity to changing interest rates is accomplished primarily through a simulation model. Allfirst identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). Allfirst's PML model is commonly known as a Value at Risk ("VAR") model. The essence of the PML or VAR approach is to calculate the potential financial impact of probability-derived, worst-case, immediate and sustained changes in interest rates. Measuring risk and establishing the probable worst-case is a statistical technique. The statistical concept used to measure risk is volatility as measured by the standard deviation of interest rate or price movements. The standard deviation is determined by regression analysis of historical price and rate movements. The greater the standard deviation, the higher the measured risk. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. These changes in interest rates for each point on the yield curve are input into Allfirst's simulation model to determine the PML. Sensitivity to rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

Equity at Risk

  Equity at risk measures the loss in the value of the current balance sheet as a result of an immediate, adverse and sustained movement in interest rates. The fundamental premises of the technique are twofold: (1) the value of a fixed rate asset or liability will vary with a change in interest rates; and
(2) the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates. In the equity at risk simulation, the present value of all assets and liabilities is determined under both the current interest rate scenario and the PML scenario. The difference in the present value of Allfirst under these two scenarios is deemed to be Allfirst's equity at risk exposure. At December 31, 1999, Allfirst's equity at risk was in compliance with a policy limit of a difference of no more than $56.9 million.

  The average, high and low equity at risk exposure for the years ended December 31, 1999 and 1998 are detailed in the following table:

                                                                  Years ended
                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
Average equity at risk......................................... $44,941 $28,679
Highest equity at risk......................................... $49,804  36,990
Lowest equity at risk.......................................... $24,449  10,715

  The average equity at risk exposures for the year ended December 31, 1999 increased by $16.3 million when compared to the year ended December 31, 1998. The increase in equity at risk is due to investment in longer duration investment securities in 1999 and a decrease in the duration of Allfirst's funding in 1999 due to the decline in customer deposits.

Earnings at Risk

  The PML impact on future income is known as earnings at risk. The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one-year time frame is the earnings impact. Allfirst's current policy is to limit earnings at risk to 10% of budgeted current NIBT assuming the same PML interest rate shock methodology employed to calculate Allfirst's equity at risk exposure. At December 31, 1999, Allfirst's earnings at risk was in compliance with the 1999 policy limit of $30.3 million.

  The average, high and low earnings at risk exposure for the years ended December 31, 1999 and 1998 are detailed in the table below:

                                                                  Years ended
                                                                  December 31,
                                                                 --------------
                                                                  1999   1998
                                                                 ------ -------
                                                                 (in thousands)
Average earnings at risk........................................ $3,958 $ 6,428
Highest earnings at risk........................................  5,901  11,128
Lowest earnings at risk.........................................    610   1,474

  No material change occurred in earnings at risk for the year ended December 31, 1999 compared to the year ended December 31, 1998.

Fixed Income and Derivative Trading Risk Management

  Allfirst maintains active securities and derivative trading positions resulting from activity generated for corporate customers as well as Allfirst's own trading account. Allfirst utilizes a variance-covariance VAR measurement system for the determination of market risk. VAR provides a single number summary of the largest amount Allfirst is likely to lose over a specified time period from adverse changes in prices or rates. Risk is calculated as the PML in fair value over a one-month period that would arise from a worst-case movement in market rates. The worst-case is based on a historical observation of price/yield volatility over a period of years. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. Possible limitations of VAR models are that past movements in rates may not be indicative of future market conditions regardless of the historical time period of observation and changes in market rates may not display a normal distribution which the models assume. At December 31, 1999, aggregate fixed income and derivative trading VAR was in compliance with a policy limit of $3.0 million.

  The average, high and low fixed income and derivative trading VAR for the years ended December 31, 1999 and 1998 are detailed in the following table:

                                                                    Years ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1999  1998
                                                                    ----- -----
                                                                        (in
                                                                    thousands)
Average fixed income and derivative trading value at risk.......... $  95 $ 253
Highest fixed income and derivative trading value at risk..........   498   897
Lowest fixed income and derivative trading value at risk...........   --      1

  No material change occurred in the risk profile of fixed income and derivative trading for the year ended December 31, 1999 compared to the year ended December 31, 1998.

Foreign Exchange Risk Management

  Allfirst maintains active foreign exchange trading positions to service the needs of its corporate and retail customers as well as for its own trading account. Foreign exchange market risk is the potential loss arising from an adverse shift in exchange rates and is calculated based on historical movements and the probability of occurrence. Foreign exchange market risk is calculated using Monte Carlo simulations with 1,000 iterations. The amount of risk implied is the tenth worst observation resulting in a 99% confidence that actual losses will not exceed this amount. At December 31, 1999, the value at risk of Allfirst's aggregate foreign exchange position was in compliance with a policy limit of $2.25 million.

  The average, high and low value at risk of Allfirst's aggregate foreign exchange position for the years ended December 1999 and 1998 are detailed below:

                                                                   Years ended
                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
Average aggregate foreign exchange position value at risk........ $1,003 $1,103
Highest aggregate foreign exchange position value at risk........  2,004  2,111
Lowest aggregate foreign exchange position value at risk.........    152    115

  No material change occurred in the risk profile of foreign exchange positions for the year ended December 31, 1999 compared to the year ended December 31, 1998.

Item 8. Financial Statements and Supplementary Data

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31,
                                                ------------------------------
                                                   1999       1998      1997
                                                ---------- ---------- --------
                                                        (In thousands)
Interest Income
Interest and fees on loans..................... $  793,271 $  795,127 $675,450
Interest and dividends on investment
 securities:
  Taxable......................................    235,647    221,590  209,393
  Tax-exempt...................................     20,911     21,626   13,058
  Dividends....................................     11,656     11,029    5,684
Interest on loans held-for-sale................      1,596     17,781   19,987
Other interest income..........................      3,508      9,253   17,926
                                                ---------- ---------- --------
    Total interest and dividend income.........  1,066,589  1,076,406  941,498
                                                ---------- ---------- --------
Interest Expense
Interest on deposits...........................    363,093    390,280  297,644
Interest on Federal funds purchased and other
 short-term borrowings.........................    102,306     94,259  103,722
Interest on long-term debt.....................     64,740     49,639   44,388
                                                ---------- ---------- --------
    Total interest expense.....................    530,139    534,178  445,754
                                                ---------- ---------- --------
Net interest income............................    536,450    542,228  495,744
Provision for loan and lease losses (note 5)...     34,150     34,297   32,017
                                                ---------- ---------- --------
Net interest income after provision for loan
 and lease losses..............................    502,300    507,931  463,727
                                                ---------- ---------- --------
Noninterest Income
Service charges on deposit accounts............     93,948     89,808   80,140
Trust and investment advisory fees.............     82,081     71,221   45,867
Electronic banking income......................     24,485     20,789   16,230
Other income (note 15).........................    104,708    133,960  147,028
                                                ---------- ---------- --------
    Total fees and other income................    305,222    315,778  289,265
Securities gains, net (note 4).................      4,975     60,759      456
Gain on sale of credit card loans..............        --      60,000   28,155
                                                ---------- ---------- --------
    Total noninterest income...................    310,197    436,537  317,876
                                                ---------- ---------- --------
Noninterest Expenses
Salaries and other personnel costs (notes 13
 and 14).......................................    275,942    311,030  292,497
Equipment costs (note 6).......................     45,936     42,882   40,757
Occupancy costs (note 6).......................     36,579     37,974   36,976
Other operating expenses (note 15).............    123,557    154,390  121,116
                                                ---------- ---------- --------
    Total operating expenses...................    482,014    546,276  491,346
Intangible assets amortization expense.........     50,996     55,602   34,768
Merger related expenses (note 16)..............        --         --    20,000
                                                ---------- ---------- --------
    Total noninterest expenses.................    533,010    601,878  546,114
                                                ---------- ---------- --------
Income before income taxes.....................    279,487    342,590  235,489
Income tax expense (note 17)...................    101,410    124,467   84,301
                                                ---------- ---------- --------
Net income.....................................    178,077    218,123  151,188
Dividends on preferred stock...................      5,765     12,225   12,225
                                                ---------- ---------- --------
Net income to common shareholders.............. $  172,312 $  205,898 $138,963
                                                ========== ========== ========

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           December 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                                                          (in thousands,
                                                     except per share amounts)
Assets
Cash and due from banks............................  $    798,389  $  1,206,178
Interest bearing deposits in other banks...........         1,339         1,478
Trading account securities.........................         1,716        42,528
Federal funds sold and securities purchased under
 resale agreements.................................       147,225       130,916
Investment securities available-for-sale (note 4)..     4,287,343     4,815,087
Loans held-for-sale................................         4,808        84,254
Loans, net of unearned income of $217,146 in 1999
 and $199,471 in 1998:
  Commercial.......................................     3,542,014     3,452,416
  Commercial real estate...........................     2,329,886     2,305,639
  Residential mortgage.............................       686,780       827,103
  Retail...........................................     2,945,593     2,755,218
  Credit card......................................
  Commercial leases receivable.....................       615,670       540,395
  Retail leases receivable.........................       383,880       318,582
  Foreign..........................................       276,807       365,067
                                                     ------------  ------------
    Total loans, net of unearned income............    10,780,630    10,564,420
Allowance for loan and lease losses (note 5).......      (157,351)     (157,351)
                                                     ------------  ------------
    Loans, net.....................................    10,623,279    10,407,069
                                                     ------------  ------------
Premises and equipment (note 6)....................       203,425       203,903
Due from customers on acceptances..................         4,601        12,253
Intangible assets (note 7).........................       841,161       893,584
Other assets.......................................       593,964       497,670
                                                     ------------  ------------
      Total assets.................................  $ 17,507,250  $ 18,294,920
                                                     ============  ============
Liabilities and Stockholders' Equity
Domestic deposits:
  Noninterest bearing deposits.....................  $  2,735,959  $  3,276,589
  Interest bearing deposits........................     9,074,884     8,623,861
Interest bearing deposits in foreign banking
 office............................................       331,744       356,601
                                                     ------------  ------------
    Total deposits.................................    12,142,587    12,257,051
Federal funds purchased and securities sold under
 repurchase agreements (note 8)....................       921,274     2,185,794
Other borrowed funds, short-term (note 9)..........       709,762       377,927
Bank acceptances outstanding.......................         4,602        12,253
Accrued taxes and other liabilities (note 17)......       702,150       586,137
Long-term debt (note 10)...........................     1,195,394       856,320
                                                     ------------  ------------
      Total liabilities............................    15,675,769    16,275,482
                                                     ------------  ------------
4.50% Cumulative, Redeemable Preferred Stock, $5
 par value per share, $100 liquidation preference
 per share; authorized and issued 90,000 shares
 (note 11).........................................         8,341         8,111
Minority interest..................................           120           --
Commitments and contingent liabilities (notes 6, 20
 and 23)
Stockholders' equity:
  7.875% Non-cumulative Preferred Stock, Series A,
   $5 par value per share, $25 liquidation
   preference per share; authorized 8,910,000
   shares; issued 6,000,000 shares at December 31,
   1998 (note 11)..................................           --         30,000
  Common stock, no par value per share; authorized
   1,200,000, shares; issued 597,763 shares........        85,395        85,395
  Capital surplus..................................       582,780       701,988
  Retained earnings................................     1,252,646     1,170,565
  Accumulated other comprehensive income (loss)
   (note 12).......................................       (97,801)       23,379
                                                     ------------  ------------
    Total stockholders' equity.....................     1,823,020     2,011,327
                                                     ------------  ------------
      Total liabilities, redeemable preferred
       stock, minority interest and stockholders'
       equity......................................  $ 17,507,250  $ 18,294,920
                                                     ============  ============

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Accumulated
                                                         Other
                                                        Compre-
                                                        hensive
                          Preferred Common  Capital     Income     Retained
                            Stock    Stock  Surplus     (Loss)     Earnings     Total
                          --------- ------- --------  ----------- ----------  ----------
                                                 (in thousands)
Balance on December 31,
 1996...................    30,000   84,926  198,176      7,282      927,113   1,247,497
Net income..............       --       --       --         --       151,188     151,188
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --         255          --          255
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment (Note 12)..       --       --       --      26,057          --       26,057
                                                                              ----------
 Other comprehensive
  income................                                                          26,312
                                                                              ----------
  Comprehensive income..                                                         177,500
                                                                              ----------
Issuance of Common
 Stock..................       --       469  503,812        --           --      504,281
Accretion of redeemable
 preferred stock........       --       --       --         --          (196)       (196)
Dividends declared on
 common stock...........       --       --       --         --       (44,000)    (44,000)
Dividends declared on
 preferred stock........       --       --       --         --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --         --          (405)       (405)
                          --------  ------- --------   --------   ----------  ----------
Balance on December 31,
 1997...................    30,000   85,395  701,988     33,594    1,021,880   1,872,857
Net income..............       --       --       --         --       218,123     218,123
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --        (240)         --         (240)
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment (Note 12)..       --       --       --      (9,975)         --       (9,975)
                                                                              ----------
 Other comprehensive
  loss..................                                                        ( 10,215)
                                                                              ----------
  Comprehensive income..                                                         207,908
                                                                              ----------
Accretion of redeemable
 preferred stock........       --       --       --         --          (213)       (213)
Dividends declared on
 common stock...........       --       --       --         --       (57,000)    (57,000)
Dividends declared on
 preferred stock........       --       --       --         --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --         --          (405)       (405)
                          --------  ------- --------   --------   ----------  ----------
Balance on December 31,
 1998...................  $ 30,000  $85,395 $701,988   $ 23,379   $1,170,565  $2,011,327
Net income..............       --       --       --         --       178,077     178,077
Other comprehensive
 income, net of tax:
 Minimum pension
  liability adjustment..       --       --       --        (603)         --         (603)
 Change in unrealized
  gains/losses on
  investment securities,
  net of
  reclassification
  adjustment (Note 12)..       --       --       --    (120,577)         --     (120,577)
                                                                              ----------
 Other comprehensive
  loss..................                                                       ( 121,180)
                                                                              ----------
  Comprehensive income..                                                          56,897
                                                                              ----------
Tax benefit--restricted
 stock awards...........                         792                                 792
Redemption of preferred
 stock..................  (30,000)      --  (120,000)                           (150,000)
Accretion of redeemable
 preferred stock........       --       --       --         --          (231)       (231)
Dividends declared on
 common stock...........       --       --       --         --       (90,000)    (90,000)
Dividends declared on
 preferred stock........       --       --       --         --        (5,356)     (5,356)
Dividends declared on
 redeemable preferred
 stock..................       --       --       --         --          (409)       (409)
                          --------  ------- --------   --------   ----------  ----------
Balance on December 31,
 1999...................  $    --   $85,395 $582,780   $(97,801)  $1,252,646  $1,823,020
                          ========  ======= ========   ========   ==========  ==========

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
                                                    (in thousands)
Operating Activities
Net income..............................  $   178,077  $   218,123  $   151,188
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Provision for loan and lease losses....       34,150       34,297       32,017
 Provision for other real estate
  losses................................        1,890          387          221
 Amortization of intangibles............       50,996       55,602       34,768
 Depreciation and amortization..........       34,639       29,347       32,416
 Deferred income tax expense............       62,561       67,820       64,585
 Net gain on the sale of assets.........       (7,333)    (121,731)     (29,192)
 Net decrease (increase) in loans
  originated for sale...................       79,446      342,965      (79,927)
 Net decrease (increase) in trading
  account securities....................       25,189       (2,989)     (20,180)
 Net decrease in accrued interest
  receivable............................          898        4,908        2,683
 Net increase (decrease) in accrued
  interest payable......................       35,011      (19,864)      16,454
 Other, net.............................       51,537      (94,363)    (109,887)
                                          -----------  -----------  -----------
 Net cash provided by operating
  activities............................      547,061      514,502       95,146
                                          -----------  -----------  -----------
Investing Activities
 Proceeds from sales of investment
  securities available-for-sale.........    1,490,223    3,605,263    2,480,951
 Proceeds from paydowns and maturities
  of investment securities available-
  for-sale..............................      823,063      865,772      857,890
 Purchases of investment securities
  available-for sale....................   (2,024,335)  (4,554,015)  (2,996,164)
 Net (increase) decrease in short-term
  investments...........................      (23,807)     (79,786)      46,569
 Net disbursements from lending
  activities of banking subsidiaries....     (279,050)    (626,440)    (427,611)
 Principal collected on loans of nonbank
  subsidiaries..........................       13,334       39,427       58,244
 Loans originated by nonbank
  subsidiaries..........................      (10,997)     (30,071)     (68,986)
 Principal payments received under
  leases................................        5,203        4,578        3,889
 Purchases of assets to be leased.......       (1,382)      (3,855)      (3,192)
 Proceeds from the sale of other real
  estate................................       35,537       10,059       10,207
 Purchases of premises and equipment....      (35,418)     (72,475)     (33,083)
 Proceeds from the sale of premises and
  equipment.............................        3,619        6,225          --
 Proceeds from the sale of credit card
  loans.................................          --       197,369      366,694
 Acquisitions...........................          --           --      (874,261)
 Other, net.............................      (11,715)      (1,795)      84,854
                                          -----------  -----------  -----------
 Net cash used for investing
  activities............................      (15,725)    (639,744)    (493,999)
                                          -----------  -----------  -----------
Financing Activities
 Net (decrease) increase in deposits....     (114,464)    (207,105)     778,741
 Net (decrease) increase in short-term
  borrowings............................     (917,672)     379,563     (411,499)
 Proceeds from the issuance of long-term
  debt..................................      299,615      200,000      196,951
 Principal payments on long-term debt...      (60,000)         --       (20,033)
 Payments on medium-term bank notes.....          --       (50,000)         --
 Proceeds from the issuance of
  guaranteed preferred beneficial
  interests in junior subordinated
  debentures............................          --           --       148,317
 Proceeds from the issuance of
  Subordinated Capital Trust Enhanced
  Securities............................       98,902          --           --
 Redemption of Preferred Stock..........     (150,000)         --           --
 Proceeds from issuance of Preferred
  Stock of a subsidiary.................          120          --           --
 Cash dividends paid....................      (95,765)     (69,225)     (56,225)
                                          -----------  -----------  -----------
 Net cash (used for) provided by
  financing activities..................     (939,264)     253,233      636,252
                                          -----------  -----------  -----------
(Decrease) increase in cash and cash
 equivalents............................     (407,928)     127,991      237,399
Cash and cash equivalents at January
 1,.....................................    1,207,656    1,079,665      842,266
                                          -----------  -----------  -----------
Cash and cash equivalents at December
 31,....................................  $   799,728  $ 1,207,656  $ 1,079,665
                                          ===========  ===========  ===========
Supplemental Disclosures
 Interest payments......................  $   495,128  $   554,041  $   403,948
 Income tax payments....................       34,251       31,952       38,603
Noncash Investing And Financing
 Activities
 Common stock issued to AIB in
  connection with purchase acquisition..          --           --       504,281
 Loan charge-offs.......................       42,302       44,238       46,688
 Transfers to other real estate and
  other assets owned....................       27,532       30,442        9,936

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Allfirst Financial Inc. and subsidiaries ("Allfirst"), formerly First Maryland Bancorp, is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, Allfirst Bank and Allfirst Financial Center N.A. (the "Banks"). Other subsidiaries of Allfirst are primarily engaged in consumer banking, construction lending, equipment, consumer, and commercial financing and investment advisory services. Allfirst is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

1. Summary of Significant Accounting Policies

  The accounting and reporting policies of Allfirst conform to generally accepted accounting principles. The following is a description of the more significant of these policies:

  Basis of Presentation--The consolidated financial statements include the accounts of Allfirst Financial Inc. and all of its subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

  Use of Estimates--In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses.

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

  Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase--Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is Allfirst's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral is obtained when deemed appropriate. Allfirst also monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required.

  Securities--Allfirst's securities portfolio is classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity. Amortization and accretion of discounts and premiums associated with securities classified as available-for-sale are computed on the level yield method. Realized gains and losses, and declines in value judged to be other than temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Loans Held-For-Sale--Loans held-for-sale are stated at the lower of aggregate cost or fair value.

  Loans--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The net asset amounts for leased assets reflect related estimated residual values. Discounts on loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commitment and origination fees greater than $15 thousand are recognized as income over the commitment and loan periods, respectively. Commercial, commercial real estate and residential mortgage loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or
(3) there has been significant deterioration in the financial position of the borrower. Retail loans are generally charged-off prior to payments of principal or interest becoming more than 120 days delinquent. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of collectibility include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for loan and lease losses through changes in the provision for loan and lease losses. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the shortfall, if the ultimate collectibility of all amounts due is expected. Allfirst defines "minimum delay" as past due less than 90 days.

  Allowance for Loan and Lease Losses--The allowance for loan and lease losses ("allowance") is maintained to absorb all estimated losses in the loan and lease portfolio by direct charges against income in the form of provisions for credit losses. The level of the allowance is based on management's evaluations of various factors effecting the loan portfolio including overall growth in the portfolio, an analysis of significant individual credits and homogenous pools, adverse situations that could affect a borrower's ability to pay, prior and current loss experience and economic conditions. The allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged-off. The allowance is also increased by the allowance attributable to loans acquired and is reduced by the allowance attributable to loans sold.

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

  Intangible Assets--Intangible assets are primarily goodwill, or the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Goodwill is amortized

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES on a straight-line basis over periods ranging from 15 to 25 years. Core deposit intangibles are amortized using an accelerated method over a period of up to 10 years, while other intangible assets are amortized on a straight line basis over terms of up to 10 years. Management evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and identifiable intangible assets. Impairment is measured using estimates of the future earnings potential of the entity or assets acquired.

  Mortgage Servicing Rights--A portion of the total cost of applicable mortgage loans is allocated to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Allfirst recognizes mortgage servicing rights related to both retail and commercial mortgage originations. Market quotes, when available, are used to determine the fair value of the mortgage servicing rights at origination. When market quotes are not available, mortgage servicing rights are recorded using a discounted cash flow analysis. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are written off. Allfirst analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed the fair value. Loans serviced for third party investors at December 31, 1999 and 1998 totaled $1.2 billion and $862.7 million, respectively. These amounts are not included in the accompanying consolidated financial statements.

  Other Real Estate and Assets Owned--Other real estate and other assets owned represents property acquired through foreclosure or deeded to Allfirst in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets owned, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for loan and lease losses. Subsequent write downs to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. If there is an improvement in fair value, the valuation allowance is reduced, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income. Expenses incurred in maintaining assets are included in other operating expenses.

  Other Nonperforming Assets--Other nonperforming assets include maritime loans where Allfirst is exposed to a higher than normal risk of loss from a decrease in the value of the loan's collateral due to high loan to value ratios. These loans are valued based on the estimated cash flows from the shipping vessel's operations using current shipping rates, as well as independent valuations.

  Income Taxes--Allfirst files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

  Derivative Financial Instruments--Allfirst enters into risk management instruments to adjust the interest rate sensitivity of select interest earning assets and interest bearing liabilities and to hedge the risk of future fluctuations in interest rates. Allfirst accounts for these instruments on an accrual basis when the following conditions are met: (1) the specific assets or liabilities to be hedged expose Allfirst to interest rate risk; (2) the financial instruments manage the interest rate risk exposure; (3) the financial instruments are designated to specific groups of assets or liabilities; and (4) at inception and throughout the terms of the financial instruments, there is a high correlation between the indices of the financial instruments and the indices of the designated assets and liabilities. Changes in the fair value of risk management instruments are not included in the financial

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES statements. Interest income (expense) is adjusted on an accrual basis for the impact of payments to be made or received on these instruments in the category of the underlying hedged asset (liability). In addition, premiums related to the purchase of options are deferred and amortized as an adjustment to interest income or expense as determined by the nature of the underlying asset (liability). Gains or losses from the early termination of instruments are deferred and amortized into interest income (expense) over the shorter of the life of the underlying hedged asset (liability) or the remaining life of the instrument. Financial instruments that fail to meet the conditions noted above are considered trading instruments.

  Allfirst also enters into derivatives for trading purposes. Trading instruments are carried at fair value. Fair value is generally determined based on quoted market rates and pricing models. If these methods cannot be applied, quoted prices of similar instruments may be used. Fair values and accrued interest receivable (payable) are included in other assets and liabilities in the consolidated statements of condition. Gains, both realized and unrealized, are included in trading income, which is a component of noninterest income.

  Cash Flow--For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

  Stock Based Compensation--Allfirst's stock based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation", allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

2. Recent Accounting Pronouncements

  SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement 133", is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The impact of the adoption of SFAS 133 has not been determined.

3. Acquisition of Dauphin Deposit Corporation

  On July 8, 1997, Allfirst and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC") which was merged into Allfirst. Under terms of the Merger Agreement ("Agreement"), holders of approximately 86% of the outstanding DDC common stock received AIB American Depository Shares ("ADSs") at an exchange ratio of one AIB ADS for each share of DDC common stock. Each AIB ADS represents two EURO 0.32 ordinary shares of AIB after adjusting for the three for one stock split in May 1999. The remaining DDC shareholders received $43.00 per share in cash for their DDC common stock. The AIB ADSs were valued at $43.00 per ADS which was the value of an ADS on the date the exchange ratio was established in accordance with the terms of the Agreement and United States generally accepted accounting principles ("U.S. GAAP"). The aggregate value

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES of the consideration paid to DDC shareholders under U.S. GAAP was $1.366 billion which was funded by cash and the issuance of $504.3 million in common stock to AIB as reported in the Consolidated Statements of Changes in Stockholders' Equity.

  On the date of acquisition, DDC had total assets of $7.0 billion and total deposits of $4.2 billion. This acquisition was accounted for as a purchase business combination and the results of operations have been included with Allfirst's results of operations since July 1, 1997. Allfirst recorded $942 thousand in imputed interest on the consideration used to acquire DDC for the period of July 1, 1997 to July 8, 1997. As a result of the acquisition, Allfirst recorded $901.6 million in intangible assets which included $825.1 million in goodwill and a core deposit intangible of $69.9 million. Goodwill is amortized on a straight line basis over 25 years. The core deposit intangible is amortized under an accelerated method over 10 years.

  Allfirst included a $44.0 million restructuring liability as a component of goodwill. This liability included $16.1 million for change in control agreements, $10.9 million in severance and bonus accruals associated with the elimination of approximately 500 full time equivalent positions, $10.1 million in costs associated with owned and leased facilities that have been vacated and furniture, equipment, software and leasehold improvements that have been abandoned or sold as a result of business or process changes, $5.4 million for contract terminations, and $1.5 million for other miscellaneous liabilities. The following table reflects a summary of activity with respect to the DDC restructuring reserve at December 31, 1999 and 1998. The remaining balances are primarily related to facilities closing costs.

                                                                  Years Ended
                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                 (in millions)
   Balance at beginning of year................................. $ 14.9  $ 25.0
   Cash outlays.................................................  (12.1)  (10.1)
                                                                 ------  ------
   Balance at end of year....................................... $  2.8  $ 14.9
                                                                 ======  ======

  A summary of unaudited pro forma combined financial information for the year ended December 31, 1997 as if the transaction had occurred on January 1, 1997 is presented below. The pro forma financial information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods. The effect of anticipated cost savings from the merger has not been included in the pro forma information.

                                                                       1997
                                                                  --------------
                                                                  (in thousands)
   Net interest income...........................................    $575,097
   Noninterest income............................................     379,679
   Net income....................................................     147,538

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4. Investment Securities

  The amortized cost and fair values of available-for-sale securities at December 31, 1999 are as follows:

                                               Gross      Gross
                                  Amortized  Unrealized Unrealized     Fair
                                     Cost      Gains      Losses      Value
                                  ---------- ---------- ----------  ----------
                                                (in thousands)
   U.S. Treasury and U.S.
    Government agencies.......... $  211,397   $   12   $  (3,514)  $  207,895
   Mortgage-backed obligations...  2,000,639      --     (104,578)   1,896,061
   Collateralized mortgage
    obligations..................  1,068,203      569     (17,489)   1,051,283
   Asset-backed securities.......    397,636      --       (5,225)     392,411
   Obligations of states and
    political subdivisions.......    447,880    2,432     (13,696)     436,616
   Other debt securities.........     73,760       44         --        73,804
   Equity securities.............    244,351    5,248     (20,326)     229,273
                                  ----------   ------   ---------   ----------
     Total....................... $4,443,866   $8,305   $(164,828)  $4,287,343
                                  ==========   ======   =========   ==========

  The amortized cost and fair values of available-for-sale securities at December 31, 1998 are as follows:

                                                Gross      Gross
                                   Amortized  Unrealized Unrealized    Fair
                                      Cost      Gains      Losses     Value
                                   ---------- ---------- ---------- ----------
                                                 (in thousands)
   U.S. Treasury and U.S.
    Government agencies........... $  253,728  $ 2,758    $  (268)  $  256,218
   Mortgage-backed obligations....  2,586,365   18,735     (2,528)   2,602,572
   Collateralized mortgage
    obligations...................    736,795    3,849     (1,822)     738,822
   Asset-backed securities........    489,328    4,046       (347)     493,027
   Obligations of states and
    political subdivisions........    445,354   12,878       (352)     457,880
   Other debt securities..........     84,655      --         --        84,655
   Equity securities..............    179,595    3,830     (1,512)     181,913
                                   ----------  -------    -------   ----------
     Total........................ $4,775,820  $46,096    $(6,829)  $4,815,087
                                   ==========  =======    =======   ==========

  The amortized cost and fair values of available-for-sale debt securities at December 31, 1999 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 1999
                                                          ---------------------
                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                             (in thousands)
   Due in one year or less............................... $  218,107 $  216,782
   Due after one year through five years.................    206,098    204,972
   Due after five years through ten years................     54,451     54,118
   Due after ten years...................................    254,381    242,442
   Mortgage-backed and asset backed securities(1)........  3,466,478  3,339,756
                                                          ---------- ----------
     Total............................................... $4,199,515 $4,058,070
                                                          ========== ==========

--------
(1) Includes mortgage-backed obligations, collateralized mortgage obligations and asset backed securities.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Proceeds from the sale of investment securities available-for-sale were $1.5 billion, $3.6 billion and $2.5 billion during 1999, 1998, and 1997 respectively. Gross gains and losses realized on the sale of investment securities available-for-sale were as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                        1999    1998     1997
                                                       ------  -------  -------
                                                           (in thousands)
   Gross gains........................................ $5,452  $60,973  $ 5,212
   Gross losses.......................................   (477)    (214)  (4,756)
                                                       ------  -------  -------
     Total............................................ $4,975  $60,759  $   456
                                                       ======  =======  =======

  Investment securities with a book value of $2.3 billion at December 31, 1999 and $2.4 billion at December 31, 1998 were pledged to secure public funds, trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes required by law.

5. Impaired Loans and Allowance for Loan and Lease Losses

  Impaired loans include commercial, commercial real estate and foreign loans. Impaired loans do not include certain groups of smaller, homogenous loans such as residential mortgages, retail loans and credit card loans that are evaluated collectively for impairment, or leases and loans measured at fair value or lower of cost or fair value. Reserves for possible future credit losses related to impaired loans are included in the allowance for loan and lease losses. Charge-offs on impaired loans are recorded when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with Allfirst's method of interest recognition on nonaccrual loans.

  In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. At December 31, 1999, total nonaccrual loans exceeded total impaired loans by $23.3 million. Nonaccrual loans that did not meet the definition of an impaired loan included nonaccrual residential mortgage loans of $20.5 million and a $2.8 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements. All impaired loans are included in nonperforming assets. At December 31, 1999, the majority of the impaired loans were measured using observable market prices or the fair value of the loan's collateral. The valuation allowances for impaired loans and the activity related to impaired loans is included in the allowance for loan and lease losses.

  The following tables present information on impaired loans.

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
                                                               (in thousands)
   Recorded investment in impaired loans at the end of the
    period.................................................... $28,413 $34,114
   Impaired loans for which there is a related allowance for
    loan and lease losses.....................................  10,691  20,338
   Related allowance for loan and lease losses................   3,448   6,697
   Impaired loans for which there is no related allowance for loan and lease losses.....................................  17,722  13,776

                                                       Years Ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
                                                           (in thousands)
   Average recorded investment in impaired loans...... $31,482 $40,211 $34,140
   Interest income recognized on impaired loans.......   1,398     988   1,742

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following table summarizes the activity in the allowance for loan and lease losses:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
   Balance at beginning of year................. $157,351  $168,186  $154,802
   Provision charged to operating expenses......   34,150    34,297    32,017
   Less charge-offs, net of recoveries of
    $8,152, $7,441, and $6,671..................  (34,150)  (36,797)  (40,017)
   Allowance on loans of acquired banks.........      --        --     42,884
   Allowance attributable to loans sold.........      --     (6,850)  (21,500)
   Transfer of allowance to reserve for off-
    balance sheet liability.....................      --     (1,485)      --
                                                 --------  --------  --------
   Balance at end of year....................... $157,351  $157,351  $168,186
                                                 ========  ========  ========

6. Premises and Equipment

  Components of premises and equipment at December 31, 1999 and 1998 are as follows:

                                   December 31, 1999              December 31, 1998
                             ------------------------------ ------------------------------
                                      Accumulated                    Accumulated
                                      Depreciation                   Depreciation
                                          And                            And
                               Cost   Amortization   Net      Cost   Amortization   Net
                             -------- ------------ -------- -------- ------------ --------
                                                    (in thousands)
   Land....................  $ 20,322   $    --    $ 20,322 $ 22,102   $    --    $ 22,102
   Buildings and land
    improvements...........    89,367     24,085     65,282   84,727     21,840     62,887
   Leasehold improvements..    50,563     26,157     24,406   49,598     25,198     24,400
   Furniture and
    equipment..............    81,558     50,534     31,024   76,029     47,103     28,926
   Computer hardware and
    software...............   155,881     93,490     62,391  143,294     77,706     65,588
                             --------   --------   -------- --------   --------   --------
     Total.................  $397,691   $194,266   $203,425 $375,750   $171,847   $203,903
                             ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $32.1 million in 1999, $27.6 million in 1998, and $27.9 million in 1997.

 Lease Commitments

  Allfirst occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $18.6 million in 1999, $19.8 million in 1998, and $20.1 million in 1997. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $4.7 million in 1999, $4.5 million in 1998, and $4.3 million in 1997. Aggregate minimum annual noncancellable long-term lease commitments, net of subleases, total approximately $20.5 million in 2000, $18.7 million in 2001, $16.3 million in 2002, $14.2 million in 2003, $12.7 million in 2004 and $55.4 million thereafter.

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which Allfirst may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 1999.

7. Intangible Assets

  Intangible assets at December 31, 1999 and 1998 included the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Goodwill.................................................. $802,499 $840,487
   Core deposit intangible...................................   32,588   44,522
   Other premiums on deposits................................    4,000    4,904
   Employment contracts......................................    1,768    2,476
   Other.....................................................      306    1,195
                                                              -------- --------
     Total................................................... $841,161 $893,584
                                                              ======== ========

8. Funds Sold and Purchased and Repurchase Agreements

  Federal funds sold and purchased generally represent one-day transactions, a portion of which arise because of Allfirst's market activity in Federal funds on behalf of its correspondent banks. At December 31, 1999, Federal funds sold totaled $128.0 million and Federal funds purchased totaled $292.0 million. Securities sold or purchased under agreements to resell or repurchase are secured by U.S. Treasury and U.S. Government agency securities and generally mature within three months. At December 31, 1999, securities purchased under agreements to resell totaled $19.2 million. All securities purchased were delivered either directly to Allfirst or to an agent for safekeeping. The aggregate fair value of all securities purchased under agreements to resell did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities purchased under agreements to resell averaged approximately $4.9 million during 1999, and the maximum amount outstanding at any month end during 1999 was $19.2 million.

  At December 31, 1999, securities sold under agreements to repurchase totaled $629.3 million. The aggregate fair value of all securities sold under agreements to repurchase did not exceed 10% of total assets and the amount at risk with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders' equity. Securities sold under agreements to repurchase averaged approximately $779.9 million during 1999, and the maximum amount outstanding at any month end during 1999 was $984.9 million.

9. Other Borrowed Funds, Short-term

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 1999 and 1998:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Master demand notes of Allfirst........................... $334,186 $319,705
   Federal funds purchased--term.............................  100,000      --
   Treasury tax and loan note account........................  275,576   56,020
   Other.....................................................      --     2,202
                                                              -------- --------
     Total................................................... $709,762 $377,927
                                                              ======== ========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  At December 31, 1999, Allfirst had available lines of credit with third-party banks aggregating $50 million to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

10. Long-term Debt

  Following is a summary of the long-term debt of Allfirst at December 31, 1999 and 1998. All of the long-term debt of Allfirst is unsecured, except the Federal Home Loan Bank Advances.

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
                                                              (in thousands)
   10.375% Subordinated Capital Notes due August 1, 1999..  $      --  $ 59,995
   Adjustable rate Federal Home Loan Bank Advances........     400,000  200,000
   8.375% Subordinated Notes due May 15, 2002.............      99,896   99,853
   7.20% Subordinated Notes due July 1, 2007..............     199,915  199,903
   6.875% Subordinated Notes due June 1, 2009.............      99,637      --
   Floating rate Subordinated Capital Income Securities
    due January 15, 2027..................................     147,979  147,690
   Floating rate Subordinated Capital Income Securities
    due February 1, 2027..................................     148,808  148,640
   Floating rate Non-cumulative Subordinated Capital Trust
    Enhanced Securities due July 15, 2029.................      98,958      --
   Obligations under capitalized leases...................         201      239
                                                            ---------- --------
     Total................................................  $1,195,394 $856,320
                                                            ========== ========

  The combined maturities of all long-term debt are as follows:

     2000        2001        2002       2003     2004     Thereafter       Total
   --------    --------     -------     ----     ----     ----------     ----------
                              (in thousands)
   $200,000    $200,000     $99,896     $201     $ --      $695,297      $1,195,394

  There is no provision in any of the notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of Allfirst.

  Allfirst repaid the 10.375% notes on June 2, 1999, using $60 million of the proceeds from the issuance of the 6.875% Subordinated Notes.

  Adjustable rate Federal Home Loan Bank Advances of $200 million each mature on December 4, 2000 and August 20, 2001, respectively, and are redeemable prior to maturity. The interest rates are equal to one month LIBOR minus 5 basis points and one month LIBOR minus 3 basis points, respectively. Interest is payable monthly on each reset date. Investment securities with a market value of $421 million were pledged to secure these borrowings at December 31, 1999.

  The 8.375% Subordinated Notes mature May 15, 2002, with interest payable semiannually and are not redeemable prior to maturity.

  The 7.20% Subordinated Notes mature July 1, 2007, with interest payable semiannually and are not redeemable prior to maturity. Concurrently with the issuance of these subordinated notes, Allfirst entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The 6.875% Subordinated Notes mature on June 1, 2009, with interest payable semi-annually and are not redeemable prior to maturity. Concurrently with the issuance of these subordinated notes, Allfirst entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate.

  The Floating Rate Subordinated Capital Income Securities ("Capital Securities") were issued through two wholly owned subsidiaries, First Maryland Capital I ("Capital I") and First Maryland Capital II ("Capital II"), Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. Allfirst has fully and unconditionally guaranteed all of the Trusts' obligations under the Capital Securities. Allfirst purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by Allfirst which represent the sole assets of the Trusts.

  Holders of the Capital Securities are entitled to receive cumulative cash distributions at a variable annual rate equal to LIBOR plus 1.00 % for the $150 million issued in December 1996 by Capital I and LIBOR plus 0.85% for the $150 million issued in February 1997 by Capital II. Cash distributions in each case are based on the liquidation amount of $1,000 per Capital Security. Interest on the Junior Subordinated Debentures is calculated at the same rate as the Capital Securities.

  The December 1996 Junior Subordinated Debentures mature on January 15, 2027 and are redeemable by Allfirst in whole or in part on or after January 15, 2007. The February 1997 Junior Subordinated Debentures mature on February 1, 2027 and are redeemable by Allfirst in whole or in part on or after February 1, 2007. The Junior Subordinated Debentures are redeemable by Allfirst in whole but not in part, upon the occurrence of certain special events. The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity, or are distributed in liquidation to the Trusts.

  The Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") were issued through a consolidated subsidiary, Allfirst Preferred Capital Trust ("Allfirst Capital Trust"). Allfirst Capital Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Capital Trust Securities and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust ("Allfirst Asset Trust") and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Asset Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for the exclusive purposes of (i) issuing its Asset Preferred Securities and common securities,
(ii) investing the gross proceeds of the Asset Preferred Securities in a junior subordinated debenture of Allfirst Financial Inc. and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Financial Inc. holds 100% of the common securities of both trusts.

  Distributions on the Capital Trust Securities are non-cumulative. The distribution rate on the Capital Trust Securities is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per Capital Trust Securities, reset quarterly two business days prior to the distribution dates of October 15, January 15, April 15, and July 15 in each year. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for payment. The Capital Trust Securities are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst Financial Inc. held by the Allfirst Asset Trust is redeemed. Allfirst Financial Inc. may redeem the junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES unpaid distributions for the current quarterly period from the last distribution date. An equal amount of the Capital Trust Securities will be redeemed upon any redemption of the Asset Preferred Securities at an amount per Capital Trust Security equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date. Allfirst Financial Inc. has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Capital Trust Securities and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available.

11. Preferred Stock

  On July 14, 1999, the proceeds from the issuance of the Capital Trust Securities, as well as other funding sources, were used to redeem Allfirst's 7.875% Non-cumulative Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends from the immediately preceding dividend payment date to the redemption date of $2.4 million.

  Allfirst authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition in 1996. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 1999, all 90 thousand shares were outstanding and had a balance of $8.3 million. The cumulative dividends are payable quarterly when, and as declared by, Allfirst's Board of Directors out of funds legally available for such payments.

  The shares are redeemable at Allfirst's option or the holders' options (on at least 30 days notice but no more than 60 days notice) during a redemption period commencing July 1, 2002 and ending June 30, 2003 at $100 per share (liquidation value) plus accrued and unpaid cumulative dividends through the redemption date.

12. Comprehensive Income (Loss)

  The components of other comprehensive loss for the year ended December 31, 1999 are as follows:

                                                    December 31, 1999
                                             --------------------------------
                                                        Tax Expense
                                                            Or
                                              Pretax     (Benefit)  After tax
                                             ---------  ----------- ---------
                                                     (in thousands)
   Unrealized gains /losses on securities:
    Unrealized losses arising during
     period................................. $(190,815)  $(73,245)  $(117,570)
     Less: reclassification adjustment for
      gains realized in net income..........     4,975      1,968       3,007
                                             ---------   --------   ---------
      Net change in unrealized
       gains/losses......................... $(195,790)  $(75,213)   (120,577)
   Minimum pension liability adjustment.....                             (603)
                                                                    ---------
       Other comprehensive loss.............                        $(121,180)
                                                                    =========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The components of other comprehensive loss for the year ended December 31, 1998 are as follows:

                                                     December 31, 1998
                                               ------------------------------
                                                         Tax Expense
                                                             Or       After
                                                Pretax    (Benefit)    tax
                                               --------  ----------- --------
                                                      (in thousands)
   Unrealized gains/losses on securities:
    Unrealized gains arising during period.... $ 45,654    $17,282   $ 28,372
     Less: reclassification adjustment for
      gains realized in net income............   60,759     22,412     38,347
                                               --------    -------   --------
      Net change in unrealized gains/losses... $(15,105)   $(5,130)    (9,975)
   Minimum pension liability adjustment.......                           (240)
                                                                     --------
       Other comprehensive loss...............                       $(10,215)
                                                                     ========

  The components of other comprehensive income for the year ended December 31, 1997 are as follows:

                                                        December 31, 1997
                                                   ---------------------------
                                                           Tax Expense
                                                               Or       After
                                                   Pretax   (Benefit)    tax
                                                   ------- ----------- -------
                                                         (in thousands)
   Unrealized gains/losses on securities:
    Unrealized gains arising during period........ $40,805   $14,495   $26,310
     Less: reclassification adjustment for gains
      realized in net income......................     456       203       253
                                                   -------   -------   -------
      Net change in unrealized gains/losses....... $40,349   $14,292    26,057
   Minimum pension liability adjustment...........                         255
                                                                       -------
       Other comprehensive income.................                     $26,312
                                                                       =======

13. Employee Benefit Plans

  Allfirst sponsors three defined benefit pension plans. The largest plan ("the qualified plan") covers substantially all employees of Allfirst and its subsidiaries; the two smaller plans ("the nonqualified plans") provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels.

  In addition, Allfirst sponsors defined benefit post retirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are similar to those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through a variety of health care programs including Health Maintenance Organizations and insurance companies whose premiums are based on the benefits paid during the year. Information related to these plans is presented under "Other Benefits" in the following table.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, an analysis of funded status of the plans and the amounts recognized in the consolidated statements of condition for the years ending December 31, 1999 and 1998.

                                                Nonqualified
                           Qualified Plans      Plans Pension
                          Pension Benefits        Benefits         Other Benefits
                          ------------------  ------------------  ------------------
                            1999      1998      1999      1998      1999      1998
                          --------  --------  --------  --------  --------  --------
                                             (in thousands)
Change in benefit
 obligation
Benefit obligation at
 beginning of year......  $215,763  $198,693  $ 22,200  $ 16,412  $ 38,538  $ 36,071
Service cost............     8,647     7,268       790       895     1,531     1,482
Interest cost...........    14,286    13,568     1,080     1,392     2,312     2,584
Amendments..............       --     (7,635)      --      1,766    (2,383)      428
Actuarial (gain) loss...   (33,890)   17,984    (2,651)    2,166    (4,227)      807
Benefits paid...........   (20,637)  (14,115)   (9,229)     (431)   (3,402)   (2,834)
                          --------  --------  --------  --------  --------  --------
Benefit obligation at
 end of year............  $184,169  $215,763  $ 12,190  $ 22,200  $ 32,369  $ 38,538
                          ========  ========  ========  ========  ========  ========
Change in plan assets
Fair value of plan
 assets at beginning of
 year...................  $269,748  $232,160
Actual return on plan
 assets.................    56,583    51,703
Employer contribution...       --        --
Plan participants'
 contributions..........       --        --
Benefits paid...........   (20,637)  (14,115)
                          --------  --------
Fair value of plan
 assets at end of year..  $305,694  $269,748
                          ========  ========
Funded (unfunded)
 status.................  $121,525  $ 53,985  $(12,190) $(22,200) $(32,369) $(38,538)
Unrecognized net (gain)
 loss...................   (54,524)    9,505       255     3,674    (6,321)   (2,194)
Unrecognized prior
 service (benefit)
 cost...................    (8,248)   (9,278)    3,085     3,531    (4,226)   (2,229)
Unrecognized transition
 (asset) obligation.....       --     (1,236)      179       239    12,900    13,892
                          --------  --------  --------  --------  --------  --------
  Net amount
   recognized...........  $ 58,753  $ 52,976  $ (8,671) $(14,756) $(30,016) $(29,069)
                          ========  ========  ========  ========  ========  ========
Amounts recognized in
 the statement of
 financial position
 consist of:
Prepaid benefit cost....  $ 58,753  $ 52,976
Accrued benefit
 liability..............       --        --   $(10,030) $(17,772) $(30,016) $(29,069)
Intangible asset........       --        --        262       306       --        --
Accumulated other
 comprehensive income...       --        --      1,097     2,710       --        --
                          --------  --------  --------  --------  --------  --------
  Net amount
   recognized...........  $ 58,753  $ 52,976  $ (8,671) $(14,756) $(30,016) $(29,069)
                          ========  ========  ========  ========  ========  ========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Net periodic benefit costs were based on the following assumptions:

                               Qualified
                                 Plans
                                Pension      Nonqualified Plans       Other
                               Benefits       Pension Benefits      Benefits
                              ------------  ----------------------  ----------
                              1999   1998      1999        1998     1999  1998
                              -----  -----  ----------  ----------  ----  ----
Weighted average assumptions
 as of December 31:
Discount rate...............   7.93%  6.76% 7.68%-7.84% 5.58%-6.52% 8.25% 7.00%
Expected return on plan
 assets.....................  10.00% 10.00%        --          --    --    --
Rate of compensation
 increase...................   4.00%  4.50%       4.00%       4.50%  --    --

  The 1999 health care trend rate is assumed to be 7.5% for non-HMO healthcare benefits and 4.5% for HMO medical benefits. These rates are assumed to decrease gradually to 4.5% in the year 2002 and remain at that level thereafter, for the non-HMO plans. The HMO plans are currently at their ultimate rate of 4.5%.

  The components of net periodic benefit costs for Allfirst's defined benefit pension plans for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                  Qualified Plan           Nonqualified Plan
                                 Pension Benefits           Pension Benefits
                            ----------------------------  --------------------
                              1999      1998      1997     1999   1998   1997
                            --------  --------  --------  ------ ------ ------
                                            (in thousands)
Components of net periodic
 benefit cost:
Service cost............... $  8,647  $  7,268  $  8,174  $  790 $  895 $  748
Interest cost..............   14,286    13,568    11,597   1,080  1,392    926
Expected return on plan
 assets....................  (26,444)  (22,726)  (14,718)    --     --     --
Amortization of
 unrecognized transition
 (asset) obligation........   (1,236)   (1,411)   (1,411)     60     60    100
Amortization of prior
 service (benefit) cost....   (1,030)   (1,030)     (345)    446    446    316
Recognized net actuarial
 losses....................      --        --      1,277     751    626    158
Settlement expense.........      --        --        --       15    --     --
                            --------  --------  --------  ------ ------ ------
  Net periodic (benefit)
   cost.................... $ (5,777) $ (4,331) $  4,574  $3,142 $3,419 $2,248
                            ========  ========  ========  ====== ====== ======

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $12.2 million, $9.3 million, and $0, respectively, as of December 31, 1999, and $22.2 million, $17.6 million, and $0, respectively, as of December 31, 1998.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The components of Allfirst's net periodic postretirement benefit costs for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                  Other Benefits
                               ----------------------
                                1999    1998    1997
                               ------  ------  ------
                                  (in thousands)
   Components of net periodic
    benefit cost:
   Service cost..............  $1,531  $1,482  $1,220
   Interest cost.............   2,312   2,584   2,003
   Amortization of
    unrecognized transition
    obligation...............     992     992     992
   Amortization of prior
    service benefit..........    (387)   (216)   (254)
   Recognized net actuarial
    gains....................     (99)    (49)   (193)
                               ------  ------  ------
     Net periodic benefit
      cost...................  $4,349  $4,793  $3,768
                               ======  ======  ======

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-  1-Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                        (in thousands)
   Effect on total of service cost and interest
    cost components............................      $  156        $  (150)
   Effect on post retirement benefit
    obligation.................................       1,639         (1,519)

  Allfirst provides all salaried and eligible hourly employees with a defined contribution plan. Eligible employees can enter the plan on January 1, April 1, July 1, or October 1 following their date of employment. Employees can contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% during 1999). Allfirst matches 100% of the first 3% and 50% of the next 3% of an employee's contribution. Defined contribution plan expenses totaled $7.3 million, $7.4 million and $4.7 million in 1999, 1998 and 1997, respectively.

14. Restricted Stock Awards and Stock Options

  Allfirst's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of Allfirst of up to 7 million Ordinary shares of AIB ("Common Stock') EURO 0.32 each (or the equivalent thereof in Common Stock ADSs). Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by Allfirst in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. Awards aggregating the equivalent of 96 thousand shares of Common Stock were made during 1999. During 1998 and 1997, awards were made under the 1989 Plan aggregating the equivalent of 130 thousand and 208 thousand shares of Common Stock, respectively. Expenses relative to this plan totaled $827 thousand, $602 thousand, and $913 thousand, in 1999, 1998, and 1997, respectively. The awards are subject to a restriction period of at least three years.

  Allfirst's 1997 and 1999 Stock Option Plans provide for the grant to key employees of options to acquire AIB ADSs. The options are granted at no less than the fair market value of the stock at the date of the grant. Options granted in 1998 and 1999, with the exception of the options granted under the Allfirst Shares Plan and the 1999 stock option plan, vest one half in 24 months and one half in 36 months from the grant date and must be exercised within 10 years of the grant date or they will expire. Options granted on December 29, 1997 vested six months from the grant date and must be exercised within seven years of the grant date or they will expire. During 1999, Allfirst implemented an all employee stock option program called Allfirst Shares which is part of

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES the 1997 Stock Option Plan. Each full and part-time employee who was eligible for employee benefits and was employed by Allfirst as of May 4, 1999 received an option to purchase up to 100 AIB ADSs. The options may be exercised (i) any time after May 4, 2002 and before May 4, 2004, as long as the closing price of AIB ADSs has equaled or exceeded 150% of the exercise price for five consecutive days at any time after the grant date; or (ii) any time after May 4, 2004, regardless of the price of the ADRs. The options must be exercised within 10 years or they will expire. Options under the 1999 stock option plan vest based on certain performance objectives.

  Allfirst and an independent Trustee created a trust which acquired AIB ADSs in the open market with the proceeds of a loan from Allfirst. Proceeds from option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of Allfirst's general creditors in the event of insolvency. The AIB ADSs held by the trust are classified on Allfirst's financial statements as investment securities available-for-sale. At December 31, 1999 and 1998 investment securities available-for-sale included $86.1 million and $66.3 million, in AIB ADSs, respectively, related to the 1997 and 1999 Stock Option Plans. Any decline in value of the AIB ADSs in the trust will be reflected as an unrealized loss on investment securities available-for-sale and reflected in other comprehensive income in stockholders' equity. AIB will not issue any securities in connection with the 1997 or 1999 Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the Stock Option Plans.

  The summary of the status of Allfirst's stock option plans as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                       1999                   1998(a)
                             ------------------------ ------------------------
                                         Weighted-                Weighted-
                             Shares(b)    Average     Shares(b)    Average
                               (000)   Exercise Price   (000)   Exercise Price
                             --------- -------------- --------- --------------
   Outstanding at beginning
    of year................   2,979.3      $22.31      1,902.9     $ 18.67
   Granted.................   2,174.3       28.05      1,372.8       26.57
   Exercised...............    (519.5)      18.67       (296.4)     (18.67)
   Forfeited...............    (352.4)      27.68          --          --
                              -------      ------      -------     -------
   Outstanding at end of
    year...................   4,281.7      $25.23      2,979.3     $ 22.31
                              =======      ======      =======     =======

--------
(a) adjusted for a 3 for 1 stock split in May 1999.
(b) shares represent AIB ADSs.

  The following table summarizes information about fixed options outstanding at December 31, 1999:

                       Options Outstanding                  Options Exercisable
          --------------------------------------------- ----------------------------
            Number                                        Number
          Outstanding Weighted-Average                  Exercisable
          At 12/31/99    Remaining     Weighted-Average At 12/31/99 Weighted-Average
             (000)    Contractual Life  Exercise Price     (000)     Exercise Price
          ----------- ---------------- ---------------- ----------- ----------------
            1,073.5      5.0 years          $18.67        1,073.5        $18.67
            1,096.8      8.8 years           26.42            --            --
               75.0      8.8 years           29.29            --            --
               76.2      9.1 years           34.04            --            --
              557.4      9.3 years           31.67            --            --
            1,402.8      9.6 years           26.05            --            --
            -------      ---------          ------        -------        ------
   Total    4,281.7      8.2 years          $25.23        1,073.5        $18.67
            =======      =========          ======        =======        ======

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted were estimated at the date of the grants using a Black-Scholes option pricing model. The following details the weighted average assumptions used and the resulting fair values provided by the option pricing model:

                                        Stock Options
                          Stock Options  Granted on   Stock Options Stock Options Stock Options
                           Granted on    10/9/98 and   Granted on    Granted on    Granted on
                            12/29/97      10/22/98       2/9/99        5/4/99        8/10/99
                          ------------- ------------- ------------- ------------- -------------
Expected future dividend
 yield..................        4.53%         4.03%         3.06%          2.96%         2.67%
Volatility factor.......        0.22          0.26        0.2950         0.3036        0.3254
Risk free interest
 rate...................        5.77%         4.70%         5.01%          5.38%         5.87%
Expected life of
 options................     7 years      10 years      10 years      5.5 years     5.5 years
Fair value per share of
 stock options granted..     $  3.52      $   5.89      $  10.47      $    8.73     $    8.03

  The pro forma net income of Allfirst that would have been recognized in the consolidated statements of income if the fair value method of accounting for stock options had been used is $173.9 million, $213.7 million and $151.1 million, respectively for the years ended December 31, 1999, 1998 and 1997.

15. Other Income and Operating Expenses

  The following table summarizes the more significant elements of other income and other operating expenses for the three years ended December 31, 1999:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
   Other income:
     Mortgage banking income........................ $ 13,556 $ 30,736 $ 48,819
     Security sales and fees........................   12,099   24,343   12,553
     Servicing income...............................    1,968    6,056   26,509
     Other..........................................   77,085   72,825   59,147
                                                     -------- -------- --------
       Total........................................ $104,708 $133,960 $147,028
                                                     ======== ======== ========
   Other operating expenses:
     External services.............................. $ 16,010 $ 18,113 $ 26,574
     Postage and communications.....................   20,216   23,841   21,393
     Advertising....................................   13,626   20,234   16,871
     Professional service fees......................   12,407   18,628    9,863
     Lending and collection.........................   13,024   16,802    8,778
     Other..........................................   48,274   56,772   37,637
                                                     -------- -------- --------
       Total........................................ $123,557 $154,390 $121,116
                                                     ======== ======== ========

16. Merger Related Expenses

  In the fourth quarter of 1997, Allfirst completed its target environment and integration plan in connection with the acquisition of DDC. As a result, Allfirst recorded $20 million in merger related expenses including professional fees of $5.4 million related to the development of the target environment and integration plan and a $14.6 million restructuring charge. These costs were in addition to acquisition costs related to DDC which were

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES recorded as a component of goodwill. Included in the restructuring charge were $5.7 million in severance and outplacement costs associated with the elimination of approximately 101 non-DDC full-time equivalent employees; $7.7 million in costs associated with owned and leased facilities that will be vacated, and furniture, equipment, software and leasehold improvements that will be abandoned or sold as a result of business or process changes; and $1.2 million in other costs. There was no balance remaining in the severance accrual at December 31, 1998. The following table reflects a summary of activity with respect to the restructuring liability at December 31, 1999 and 1998. The remaining balances are primarily related to facilities closing costs.

                                                                       Years
                                                                       Ended
                                                                      December
                                                                        31,
                                                                     ----------
                                                                     1999 1998
                                                                     ---- -----
                                                                        (in
                                                                     millions)
   Balance at beginning of year..................................... $4.9 $11.2
   Accrual reversal credited to income..............................  0.5   --
   Cash outlays.....................................................  2.6   6.3
                                                                     ---- -----
   Balance at end of year........................................... $1.8 $ 4.9
                                                                     ==== =====

17. Income Taxes

  The components of income tax expense are as follows:

                                                      Years ended December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      -------- -------- -------
                                                           (in thousands)
   Current:
     Federal......................................... $ 35,769 $ 47,379 $22,898
     Foreign(1)......................................      219      160     133
     State...........................................    2,861    9,108  (3,315)
                                                      -------- -------- -------
       Total current.................................   38,849   56,647  19,716
                                                      -------- -------- -------
   Deferred:
     Federal.........................................   59,888   64,183  54,138
     State...........................................    2,673    3,637  10,447
                                                      -------- -------- -------
       Total deferred................................   62,561   67,820  64,585
                                                      -------- -------- -------
   Total income tax expense.......................... $101,410 $124,467 $84,301
                                                      ======== ======== =======

--------
(1) Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The differences between actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                  Years ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
   Federal income taxes at statutory rate of
    35%.........................................  $ 97,821  $119,907  $82,421
   Tax exempt income............................    (9,361)   (9,215)  (5,769)
   State income taxes, net of Federal benefits..     3,597     8,290    4,639
   Amortization of intangibles..................    13,149    13,155    7,394
   Other, net...................................    (3,796)   (7,670)  (4,384)
                                                  --------  --------  -------
   Income tax expense...........................  $101,410  $124,467  $84,301
                                                  ========  ========  =======
   Effective tax rate...........................     36.28%    36.33%   35.80%
                                                  ========  ========  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                              (in thousands)
   Deferred tax assets:
     Allowance for loan and lease losses.................... $ 56,396 $ 55,925
     Deferred compensation..................................   10,176    9,074
     Income on loans........................................    7,157    6,955
     Accrued expenses.......................................    4,821    8,316
     Net unrealized losses on investment securities
      available for sale....................................   60,360      --
     Other..................................................   13,611   13,733
                                                             -------- --------
       Total gross deferred tax assets......................  152,521   94,003
                                                             -------- --------
   Deferred tax liabilities:
     Leasing................................................  347,419  296,194
     Net unrealized gains on investment securities
      available-for-sale....................................      --    14,853
     Pensions...............................................    4,562      800
     Depreciation...........................................   12,395   10,899
                                                             -------- --------
       Total gross deferred tax liabilities.................  364,376  322,746
                                                             -------- --------
       Net deferred tax liability........................... $211,855 $228,743
                                                             ======== ========

18. Regulatory Matters and Dividend Restrictions

  Allfirst and its subsidiary banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Allfirst's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Allfirst and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of Allfirst and its subsidiary banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Allfirst and its subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Qualitative measures established by regulation to ensure capital adequacy require Allfirst and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, Allfirst and its subsidiary banks met all capital requirements to which they are subject.

  As of December 31, 1999, the most recent notification from the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized Allfirst and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", Allfirst and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Allfirst or its subsidiary banks' categories.

  Allfirst and its subsidiary banks' actual capital amounts and ratios at December 31, 1999 and 1998 are presented in the following table.

                                                              Minimum to Be
                                                                  "Well
                                                               Capitalized"
                                                               Under Prompt
                                             Minimum for        Corrective
                                           Capital Adequacy       Action
                              Actual           Purposes         Provisions
                         ----------------  ----------------  ----------------
                           Amount   Ratio    Amount   Ratio    Amount   Ratio
                         ---------- -----  ---------- -----  ---------- -----
                                       (Dollars in thousands)
As of December 31, 1999
Total Capital (to Risk
 Weighted Assets):
Allfirst................ $1,978,561 13.24% $1,195,502 8.00%  $1,494,378 10.00%
Allfirst Bank...........  1,656,891 11.48   1,154,857 8.00    1,443,572 10.00
Allfirst Financial
 Center N.A.............      8,244 35.08       1,880 8.00        2,350 10.00

Tier 1 Capital (to Risk
 Weighted Assets):
Allfirst................ $1,473,886  9.86% $  597,751 4.00%  $  896,626  6.00%
Allfirst Bank...........  1,329,659  9.21     577,429 4.00      866,143  6.00
Allfirst Financial
 Center N.A.............      8,084 34.40         940 4.00        1,410  6.00

Tier 1 Capital (to
 Average Assets):
Allfirst................ $1,473,886  8.75% $  673,934 4.00%  $  842,418  5.00%
Allfirst Bank...........  1,329,659  8.08     658,102 4.00      822,627  5.00
Allfirst Financial
 Center N.A.............      8,084 21.16       1,528 4.00        1,910  5.00

As of December 31, 1998
Total Capital (to Risk
 Weighted Assets):
Allfirst................ $1,874,361 12.65% $1,185,341 8.00%  $1,481,677 10.00%
Allfirst Bank...........  1,570,823 10.98   1,144,085 8.00    1,430,107 10.00
Allfirst Financial
 Center N.A.............      7,863 32.75       1,921 8.00        2,401 10.00

Tier 1 Capital (to Risk
 Weighted Assets):
Allfirst................ $1,389,659  9.38% $  592,671 4.00%  $  889,006  6.00%
Allfirst Bank...........  1,237,112  8.65     572,043 4.00      858,064  6.00
Allfirst Financial
 Center N.A.............      7,703 32.08         960 4.00        1,441  6.00

Tier 1 Capital (to
 Average Assets):
Allfirst................ $1,389,659  8.41% $  696,832 4.00%  $  871,040  5.00%
Allfirst Bank...........  1,237,112  7.22     689,431 4.00      861,778  5.00
Allfirst Financial
 Center N.A.............      7,703 15.54       1,983 4.00        2,479  5.00

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Dividends paid by Allfirst's subsidiary banks are subject to various legal and regulatory restrictions. The subsidiary banks can initiate dividend payments in 2000, without prior regulatory approval of $189.2 million, plus an amount equal to their net profits for 2000, as defined by statute, up to the date of any such dividend declaration.

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

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 1999 and 1998 were $30.6 million and $58.1 million, respectively.

19. Fair Value of Financial Instruments

  The following is information about the fair value of financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Allfirst.

  Trading account assets--Fair values are based on quoted market prices as recognized in the statements of condition.

  Investment securities--Fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market values for similar securities.

  Loans held-for-sale--Market quotes are used to estimate the value of loans held-for-sale which are primarily residential and commercial mortgages unless there is a firm commitment to sell the loans in which case the commitment price is used.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Many of Allfirst's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statements of condition approximate fair value. These items include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term borrowed funds, acceptances outstanding, and the financial instruments included in other assets and liabilities. The estimated fair values of Allfirst's remaining assets and liabilities as of December 31 are summarized below.

                                        1999                    1998
                               ----------------------- -----------------------
                                Carrying    Estimated   Carrying    Estimated
                                  Value    Fair Value     Value    Fair Value
                               ----------- ----------- ----------- -----------
                                               (in thousands)
   Financial Assets:
     Trading account assets... $     1,716 $     1,716 $    42,528 $    42,528
     Investment securities....   4,287,343   4,287,343   4,815,087   4,815,087
     Loans, held for sale.....       4,808       4,832      84,254      84,310
     Loans, net of allowance
      for loan and lease
      losses(1)...............   9,636,422   9,662,222   9,560,857   9,727,252
   Financial Liabilities:
     Deposits.................  12,142,587  12,161,623  12,257,051  12,301,824
     Long-term debt...........   1,195,394   1,238,732     856,320     914,926

--------
(1) Leases receivable with carrying values totaling $986.9 million and $846.2 million at December 31, 1999 and 1998, respectively are excluded. The carrying values are net of the allowance for lease losses and related unearned income.

  Off-Balance Sheet Instruments--The fair value of loan commitments and letters of credit, both commercial and standby, is assumed to equal the carrying value which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms. The fair value of foreign exchange contracts represents the net asset or liability of Allfirst, since these contracts are revalued on a monthly basis. The fair value of interest rate contracts is the estimated amount Allfirst would receive or pay to terminate the contracts or agreements, taking into account current interest rates, volatility factors and, when appropriate, the credit worthiness of the counterparties. See notes 20 and 21 for additional information about off-balance sheet financial instruments.

  The estimated fair values of Allfirst's off-balance sheet financial instruments as of December 31 are summarized below.

                                                             1999       1998
                                                          Estimated  Estimated
                                                          Fair Value Fair Value
                                                          ---------- ----------
                                                             (in thousands)
   Interest rate contracts issued for trading purposes..   $  6,511   $ 6,893
   Interest rate contracts held for purposes other than
    trading.............................................     (8,589)   23,356
   Foreign exchange options and forward contracts.......    (18,684)   13,168

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

20. Off-Balance-Sheet Trading and Lending Activities

Off-Balance-Sheet Financial Instruments--Trading Activities

  Allfirst maintains active trading positions in a variety of financial derivatives including foreign exchange and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and foreign exchange options. Many of these positions are a result of activity generated by corporate customers. The balance of the positions represent strategic trading decisions of Allfirst's derivative and foreign exchange traders.

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 1999 and 1998.

                                           1999                                     1998
                          ----------------------------------------  -------------------------------------
                                       Fair     Fair      Average               Fair     Fair    Average
                           Notional   Value     Value      Fair      Notional   Value   Value      Fair
                            Value     Gains   (Losses)     Value      Value     Gains  (Losses)   Value
                          ---------- -------- ---------  ---------  ---------- ------- --------  --------
                                                         (in thousands)
U.S. dollar interest
 rate contracts as
 intermediary:
 Interest rate swaps....  $2,399,847 $ 39,388 $ (32,786) $   6,713  $2,351,818 $29,926 $(23,235) $  5,829
 Interest rate caps and
  floors written........     716,905      --     (1,155)    (2,011)    683,709     --    (5,072)   (3,186)
 Interest rate caps and
  floors purchased......     708,088    1,137       --       1,978     689,637   5,081      --      3,257
 Swaptions written......      17,200      --       (337)      (193)     10,000     --      (115)     (388)
 Swaptions purchased....      17,200      338       --         195      10,000     120      --        396
Securities trading
 activities:
 Commitments to purchase
  securities, futures
  and forward
  contracts.............      29,099      --        --         --       50,772     --       --        --
 Commitments to sell
  securities, futures
  and Forward
  contracts.............      47,990      --        --         --      167,065     188      --        --
Foreign exchange trading
 activities:
 Commitments to purchase
  and sell foreign
  exchange..............   1,128,058    3,806    (3,697)        73     600,989   2,262   (1,976)     (168)
 Foreign exchange
  options written.......   1,267,365  104,092       --     136,693     810,108     --   (39,482)  (45,040)
 Foreign exchange
  options purchased.....   1,108,630      --   (122,885)  (100,440)    850,546  53,017      --     55,546

  Allfirst's credit risk exposure is represented by the instruments detailed above with a positive fair value. Allfirst would incur a loss if it was necessary to replace these instruments due to counterparty default. Allfirst minimizes the credit risk of these instruments through adherence to credit approvals, risk control limits, and monitoring procedures. Market risk is the risk of decline in the value of the contract arising from adverse movements in price, index or rate of the instrument underlying the contract. Exposure to market risk is managed in accordance with Allfirst's approved risk limits and by entering into offsetting positions. In addition, trading systems are in place which measure risks and profitability associated with trading positions as market movements occur.

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

  Interest Rate Caps and Floors--These instruments are written by Allfirst to enable customers to transfer, modify, or reduce their interest rate risk exposure. In a cap or floor contract, the purchaser pays a premium at the

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES initiation of the contract for the right to receive payments if market interest rates are greater than the strike price of a cap or less than the strike price of a floor. Payments made or received under cap or floor contracts are accrued based on contractual terms and are reported as trading income.

  Swaptions--These instruments are written by Allfirst to enable customers to transfer, modify or reduce their interest rate risk exposure. The purchaser of a swaption pays a premium up front to the seller for the opportunity to enter into a swap with specified terms or to cancel or extend an existing swap at a specified date in the future. Payments made or received under swaption contracts are accrued based on contractual terms and are reported as trading income.

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

                                                        Years ended December
                                                                 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
                                                           (in thousands)
   Interest rate contracts............................ $ 3,445 $ 4,066 $(1,224)
   Foreign exchange contracts.........................   6,580   4,615   3,483
   Securities.........................................   1,985   5,608   5,058
                                                       ------- ------- -------
     Total............................................ $12,010 $14,289 $ 7,317
                                                       ======= ======= =======

Off-Balance Sheet Financial Instruments Issued for Lending Activities

  Allfirst issues off-balance sheet financial instruments as part of its commercial and consumer lending activities. The contract amounts of these instruments represent potential credit risk at December 31, as shown below:

                                                             1999       1998
                                                          ---------- ----------
   Commercial and consumer lending activities:
     Unfunded commitments to extend credit............... $6,094,848 $6,362,105
     Standby letters of credit...........................  1,237,881  1,165,328
     Commercial and similar letters of credit............     51,528     44,064
     Loans sold with recourse............................    225,283    185,091
     Securities lent.....................................        --      62,730

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Commitments to extend credit--Allfirst enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. The credit risk associated with loan commitments is essentially the same as that involved in extending loans to customers. Collateral requirements and loan to value ratios are the same as those for funded transactions and are established based on management's assessment of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Standby, Commercial and Similar Letters of Credit--Standby letters of credit can be either financial or performance based. Financial standby letters of credit obligate Allfirst to disburse funds to a third party if Allfirst's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate Allfirst to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. Allfirst's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing both commercial and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Commercial letters of credit are conditional commitments issued by Allfirst in connection with obligations of customers (account parties) to other persons (beneficiaries). A draw on a letter of credit by the beneficiary creates a reimbursement obligation from the account party to Allfirst. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller upon compliance with specific terms of the commercial letter of credit.

  Loans sold with recourse--Loans sold with recourse are loans sold to a third party with an agreement that Allfirst will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbanking subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, Allfirst's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 1999 and 1998 Allfirst's credit risk on loans sold with recourse under the FNMA DUS program totaled $186.6 million and $151.3 million, respectively.

  Securities Lent--Securities lent represent securities owned by Allfirst or its customers which are lent to third parties. The contract amount represents potential credit risk. However, Allfirst obtains collateral, with a fair value exceeding 100 percent of the contract amount, for all securities lent which is used to indemnify Allfirst and customers against possible losses resulting from third party defaults.

 Concentrations of Credit Risk

  The majority of Allfirst's loan activity is with customers within the Baltimore/Washington and greater Harrisburg, Pennsylvania marketplaces which encompass all of Maryland, Washington, D.C., Northern Virginia and South Central Pennsylvania. As such, its performance will be influenced by the economies of those regions. The loan portfolio is diversified with no single industry comprising a significant portion of the total portfolio. Investment real estate outstandings comprise 13% of total loans, but are geographically diversified by product type.

21. Off -Balance Sheet Risk Management Activities

  Allfirst uses a variety of off-balance sheet financial instruments as part of its overall interest rate risk management process. Allfirst's principal objective of asset/liability management activities is to provide maximum

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating Allfirst's funding needs. Accordingly, Allfirst uses a combination of derivative financial instruments such as interest rate swaps, interest rate caps and floors, and options with indices that correlate to on-balance sheet instruments to modify the repricing characteristics of interest earning assets and interest bearing liabilities.

  The amounts disclosed below represent the period end notional values and fair values of derivative financial instruments held for risk management purposes. Allfirst's credit risk exposure is represented by the instruments detailed below with a positive fair value. Allfirst would incur a loss if it was necessary to replace these instruments due to counterparty default.

                                       1999                            1998
                         -------------------------------- ------------------------------
                          Notional  Fair Value Fair Value Notional Fair Value Fair Value
                           Value      Gains     (Losses)   Value     Gains     (Losses)
                         ---------- ---------- ---------- -------- ---------- ----------
                                                 (in thousands)
Convert fixed rate
 liabilities to
 floating:
  Swaps-receive
   fixed/pay floating... $1,315,000   $3,106    $(11,365) $420,000  $21,946    $   --
Convert floating rate
 liabilities to fixed:
  Swaps-pay
   fixed/receive
   floating.............    534,849    2,652         --     25,000       49        --
Convert floating assets
 to fixed:
  Swaps-receive
   fixed/pay floating...    275,000      --       (2,750)  325,000    2,781        --
Convert fixed rate
 assets to floating:
  Swaps-pay
   fixed/receive
   floating.............     25,450      --         (211)   45,775      --      (1,251)
Cap floating rate
 liabilities at strike
 level:
  Interest rate caps
   purchased............        --       --          --     35,200      --         --
Convert floating rate
 liabilities to a
 different index:
  Basis swaps...........     25,000      --          (21)   30,000      --        (170)

  Deferred losses on the early termination of interest rate swaps designated to Allfirst's prime based commercial loans were $858 thousand at December 31, 1997. These losses were amortized into income in 1998. At December 31, 1997, there was a $57 thousand deferred gain on the early termination of an interest rate swap designated to Allfirst's Federal funds purchased. This gain was amortized into income in 1998. At December 31, 1997, there was a $5.2 million deferred gain on the early termination of an interest rate swap designated to Allfirst's credit card securitization. This gain was amortized over the life of the securitization as a component of servicing income until the credit card securitization was sold in 1998 when it was recognized at a component of the gain on the sale of credit card loans.

22. Line of Business Reporting

  Allfirst's major lines of business are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Retail Banking, Corporate Banking, Real Estate Finance, Trust and Investment Advisory Services, and Treasury. Retail Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Corporate Banking provides commercial loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. Real Estate Finance provides construction and property loans and letters of credit to domestic corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Trust and Investment Advisory Services provides investment advisory, investment and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

Allfirst. Other business lines include smaller business units. The revenues and expenses in other business lines is primarily related to merchant services. Lines of business that Allfirst has exited are classified under discontinued business lines. Discontinued business lines also includes any gain or loss realized on the sale of the assets of the business line. As the table indicates, gains on the sale of credit card loans in 1997 and 1998 have been classified under discontinued business lines. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization of $49.0 million in 1999, $53.3 million in 1998 and $30.0 million in 1997. Other also receives a credit for funds provided and charges for funds used.

  Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for loan and lease losses are allocated based on the credit of each business line's loan portfolio and the changes therein. Capital is assigned to each business line based on regulatory risk-based capital guidelines. Interest rate risk is aggregated from all business lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following table presents operating information about each of Allfirst's business lines for the year ended December 31, 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                                                      Trust and
                                              Real    Investment           Other    Total
                           Retail  Corporate Estate    Advisory           Business Business           Consolidated
                          Banking   Banking  Finance   Services  Treasury  Lines    Lines    Other       Total
                          -------- --------- -------  ---------- -------- -------- -------- --------  ------------
                                                                (in thousands)
Net interest income
 (FTE)..................  $330,109 $171,444  $35,821   $ 2,461   $28,152  $   643  $568,630 $(17,209)   $551,421
Noninterest income......    73,812   79,070   20,028    92,563     4,340   27,416   297,229    7,993     305,222
Securities gains, net...       --       --       --        --      4,975      --      4,975      --        4,975
                          -------- --------  -------   -------   -------  -------  -------- --------    --------
 Total revenues.........   403,921  250,514   55,849    95,024    37,467   28,059   870,834   (9,216)    861,618
Total noninterest
 expenses, excluding
 intangible asset
 amortization...........   239,010  118,140   26,473    53,672     9,198   16,190   462,683   19,331     482,014
Goodwill and other
 intangible asset
 amortization...........       905      --       --      1,094       --       --      1,999   48,997      50,996
Provision for loan and
 lease losses...........    13,635   18,800     (603)       62       --       220    32,114    2,036      34,150
                          -------- --------  -------   -------   -------  -------  -------- --------    --------
Income before income
 taxes..................   150,371  113,574   29,979    40,196    28,269   11,649   374,038  (79,580)    294,458
Income tax expense
 (FTE)..................    59,177   44,705    7,655    16,077     8,470    4,553   140,637  (24,256)    116,381
                          -------- --------  -------   -------   -------  -------  -------- --------    --------
 Net income.............  $ 91,194 $ 68,869  $22,324   $24,119   $19,799  $ 7,096  $233,401 $(55,324)   $178,077
                          ======== ========  =======   =======   =======  =======  ======== ========    ========

                                                                (in millions)
Average assets..........  $  8,374 $  5,364  $ 1,691   $    69   $ 5,024  $   175  $ 20,697 $ (3,033)   $ 17,664
Average loans...........     4,120    4,774    1,588        13       --        91    10,586       70      10,656
Average deposits........     7,967    1,449       80        55     2,338      --     11,889       80      11,969

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following table presents operating information about each of Allfirst's business lines for the year ended December 31, 1998. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                                               Trust and                       Total
                                        Real   Investment           Other    Continuing Discontinued
                    Retail  Corporate  Estate   Advisory           Business   Business    Business             Consolidated
                   Banking   Banking   Finance  Services  Treasury  Lines      Lines       Lines      Other       Total
                   -------- ---------  ------- ---------- -------- --------  ---------- ------------ --------  ------------
                                                              (in thousands)
Net interest
 income (FTE)....  $326,429 $178,606   $37,593  $ 3,722   $30,516  $(1,125)   $575,741    $ 9,118    $(28,108)  $ 556,751
Noninterest
 income..........    72,430   68,965    16,075   77,026     3,959   38,002     276,457     49,178       3,711     329,346
Securities gains,
 net.............       --        (6)      --       --     60,765      --       60,759        --          --       60,759
Gain on sale of
 credit card
 loans...........       --       --        --       --        --       --          --      60,000         --       60,000
                   -------- --------   -------  -------   -------  -------    --------    -------    --------   ---------
 Total revenues..   398,859  247,565    53,668   80,748    95,240   36,877     912,957    118,296     (24,397)  1,006,856
Total noninterest
 expenses,
 excluding
 intangible asset
 amortization....   247,458  117,391    24,444   50,145    11,111   27,007     477,556     47,041      35,246     559,843
Goodwill and
 other intangible
 asset
 amortization....       905      --        --     1,094       --       --        1,999        306      53,298      55,603
Provision for
 loan and lease
 losses..........     9,782   16,608     2,477       70       --     2,906      31,843      1,143       1,311      34,297
                   -------- --------   -------  -------   -------  -------    --------    -------    --------   ---------
 Income before
  income taxes...   140,714  113,566    26,747   29,439    84,130    6,964     401,559     69,806    (114,252)    357,113
Income tax
 expense (FTE)...    55,652   44,915     6,434   11,643    30,178    2,754     151,576     26,269     (38,855)    138,990
                   -------- --------   -------  -------   -------  -------    --------    -------    --------   ---------
 Net income......  $ 85,062 $ 68,651   $20,313  $17,796   $53,951  $ 4,210    $249,983    $43,536    $(75,396)  $ 218,123
                   ======== ========   =======  =======   =======  =======    ========    =======    ========   =========

                                                               (in millions)
Average assets...  $  8,717 $  5,145   $ 1,723  $   151   $ 4,265  $    98    $ 20,099    $   425    $ (3,451)  $  17,073
Average loans....     3,867    4,583     1,641       13       --        32      10,136        176         (98)     10,214
Average
 deposits........     8,306    1,531        69      148     1,828      --       11,882        --           79      11,961

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The table below presents operating information about each of Allfirst's business lines for the year ended December 31, 1997.

                                              Trust and                       Total
                                       Real   Investment           Other    Continuing Discontinued
                    Retail  Corporate Estate   Advisory           Business   Business    Business             Consolidated
                   Banking   Banking  Finance  Services  Treasury  Lines      Lines       LInes      Other       Total
                   -------- --------- ------- ---------- -------- --------  ---------- ------------ --------  ------------
                                                              (in thousands)
Net interest
 income (FTE)....  $270,294 $152,307  $35,547  $ 2,802   $20,923  $(1,682)   $480,191    $ 35,909   $ (9,913)   $506,187
Noninterest
 income..........    77,341   59,171    8,361   52,894     2,291   19,261     219,319      77,580        608     297,507
Securities gain,
 net.............       --       448      --       --          8      --          456         --         --          456
Gain on sale of
 credit card
 loans...........       --       --       --       --        --       --          --       28,155        --       28,155
                   -------- --------  -------  -------   -------  -------    --------    --------   --------    --------
 Total revenues..   347,635  211,926   43,908   55,696    23,222   17,579     699,966     141,644     (9,305)    832,305
Total noninterest
 expenses........   225,304  100,830   17,926   45,226     9,001    9,542     407,829     102,834      8,925     519,588
Goodwill and
 other intangible
 assets..........       920      --       --     1,130       --       --        2,050       2,708     30,010      34,768
Provision for
 loan and lease
 losses..........     5,132    4,028    1,223       65       --     1,760      12,208      23,943     (4,134)     32,017
                   -------- --------  -------  -------   -------  -------    --------    --------   --------    --------
 Income before
  income taxes...   116,279  107,068   24,759    9,275    14,221    6,277     277,879      12,159    (44,106)    245,932
Income tax
 expense (FTE)...    45,950   41,911    7,560    3,389     1,929    2,457     103,196       4,762    (13,214)     94,744
                   -------- --------  -------  -------   -------  -------    --------    --------   --------    --------
 Net income......  $ 70,329 $ 65,157  $17,199  $ 5,886   $12,292  $ 3,820    $174,683    $  7,397   $(30,892)   $151,188
                   ======== ========  =======  =======   =======  =======    ========    ========   ========    ========

                                                               (in millions)
Average assets...  $  7,071 $  3,984  $ 1,641  $   140   $ 3,791  $    90    $ 16,717    $    950   $ (3,535)   $ 14,132
Average loans....     2,722    3,478    1,599       15       --        26       7,840         649       (130)      8,359
Average
 deposits........     6,769    1,325       64      137     1,078      --        9,373          15        182       9,570

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

23. Litigation

  Various legal actions and proceedings are pending involving Allfirst Financial Inc. or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Allfirst's financial condition or results of operations.

24. Condensed Parent Company Financial Information

  Following is condensed financial information of Allfirst Financial Inc. (parent company only):

                        CONDENSED STATEMENTS OF INCOME

                            Allfirst Financial Inc.

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (in thousands)
Income:
Dividends from subsidiaries:
  Bank subsidiaries.............................  $140,000  $147,000  $ 76,000
  Nonbank subsidiaries..........................     1,577     8,175    87,447
Interest income from subsidiaries:
  Bank subsidiaries.............................    30,831    31,843    27,940
  Nonbank subsidiaries..........................     5,019     8,312     9,377
Other interest and dividend income..............     6,958     5,539    12,908
Other income....................................     5,134     4,494    16,748
                                                  --------  --------  --------
    Total income................................   189,519   205,363   230,420
                                                  --------  --------  --------
Expenses:
Interest expense, short-term debt...............    15,598    15,780    16,900
Interest expense, long-term debt................    50,779    48,502    42,113
  Other expenses................................    37,837   (14,633)   31,317
                                                  --------  --------  --------
    Total expenses..............................   104,214    49,649    90,330
                                                  --------  --------  --------
Income before taxes and equity in undistributed
 net income of subsidiaries.....................    85,305   155,714   140,090
Income tax (benefit)............................    (7,406)     (758)  (10,976)
                                                  --------  --------  --------
Income before equity in undistributed net income
 of subsidiaries................................    92,711   156,472   151,066
Equity in undistributed net income of
 subsidiaries...................................    85,366    61,651       122
                                                  --------  --------  --------
Net income......................................  $178,077  $218,123  $151,188
                                                  ========  ========  ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION

                            Allfirst Financial Inc.

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                              (in thousands)
Assets
Cash.....................................................  $      741 $    1,459
Interest bearing deposits in other banks.................     332,208    161,086
Securities purchased under agreements to resell..........      10,000     20,000
Investment securities available-for-sale.................     187,632    192,021
Investment in subsidiaries:
  Bank subsidiaries......................................   1,326,297  1,358,818
  Nonbank subsidiaries...................................      89,558     79,752
Loans and advances to subsidiaries:
  Bank subsidiaries......................................     189,000    219,000
  Nonbank subsidiaries...................................      62,917    152,607
Loans, net of unearned income............................       9,026      8,775
Premises and equipment...................................       8,267      7,339
Intangible assets........................................     755,199    791,126
Other assets.............................................      63,136     62,742
                                                           ---------- ----------
    Total assets.........................................  $3,033,981 $3,054,725
                                                           ========== ==========
Liabilities and Stockholders' Equity
Short-term debt..........................................  $  342,186 $  319,964
Long-term debt...........................................     809,628    665,247
Other liabilities........................................      50,806     50,076
                                                           ---------- ----------
    Total liabilities....................................   1,202,620  1,035,287
4.50% Cumulative redeemable preferred stock, Series A, $5
 par value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares..............       8,341      8,111
Stockholders' equity.....................................   1,823,020  2,011,327
                                                           ---------- ----------
    Total liabilities, redeemable preferred stock and
     stockholders' equity................................  $3,033,981 $3,054,725
                                                           ========== ==========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)
                      CONDENSED STATEMENTS OF CASH FLOWS

                            Allfirst Financial Inc.

                                                Years ended December 31,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
                                                     (in thousands)
Operating Activities
Income before undistributed net income of
 subsidiaries................................ $  92,711  $ 156,472  $ 151,066
Adjustments to reconcile net income to net
 cash provided by operating activities.......    38,303    (39,448)    26,710
                                              ---------  ---------  ---------
    Net cash provided by operating
     activities..............................   131,014    117,024    177,776
                                              ---------  ---------  ---------
Investing Activities
Proceeds from sales of investment
 securities..................................   206,357     28,439     18,733
Proceeds from paydowns and maturities of
 investment securities(1)....................     2,125     23,045    141,327
Purchases of investment securities(1)........  (217,909)  (164,923)   (53,284)
Net decrease in short-term investments.......    10,000        --         --
Principal collected on loans of parent
 company.....................................       782      9,405      4,415
Loans originated by the parent company.......    (1,033)    (2,230)   ( 3,285)
Investment in subsidiaries...................    (3,233)    23,093    (37,539)
Net decrease (increase) in loans to
 subsidiaries, short-term....................    59,690     78,468    (28,629)
Long-term loans to subsidiaries..............       --         --     (45,000)
Principal collected on long-term loans to
 subsidiaries................................    60,000     20,000        --
Acquisitions.................................       --         --    (874,261)
Other, net...................................     2,384       (189)     1,894
                                              ---------  ---------  ---------
    Net cash provided by (used for) investing
     activities..............................   119,163     15,108   (875,629)
                                              ---------  ---------  ---------
Financing Activities
Net increase (decrease) in short-term
 borrowings..................................    14,481    (15,411)    14,498
Net increase in long-term borrowings from
 subsidiaries................................   104,155        --     152,905
Net increase (decrease) in short-term
 borrowings from subsidiaries................     7,741        259        (69)
Principal payments on long-term debt.........   (60,000)       --     (20,000)
Proceeds from the issuance of long-term
 debt........................................    99,615        --     196,951
Redemption Preferred Stock...................  (150,000)       --         --
Cash dividends paid..........................   (95,765)   (69,225)   (56,225)
                                              ---------  ---------  ---------
    Net cash (used for) provided by financing
     activities..............................   (79,773)   (84,377)   288,060
                                              ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents(2)..............................   170,404     47,755   (409,793)
Cash and cash equivalents at January 1,......   162,545    114,790    524,583
                                              ---------  ---------  ---------
Cash and cash equivalents at December 31,.... $ 332,949  $ 162,545  $ 114,790
                                              =========  =========  =========

--------
(1) Includes purchases and maturities of short-term Federal Agency discount notes which were utilized by the parent company for liquidity management purposes.
(2) Cash and cash equivalents include those amounts under the captions "Cash" and "Interest bearing deposits in other banks" on the condensed statements of condition.

                             REPORT OF MANAGEMENT

  The management of Allfirst Financial Inc. is responsible for the preparation, integrity and fair presentation of its published financial statements and all other information presented in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts some of which are based on judgments and estimates of management.

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

  The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal controls. PricewaterhouseCoopers LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

  Management assessed its internal control structure over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Allfirst maintained an effective internal control structure over financial reporting as of December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder
Allfirst Financial Inc.:

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Allfirst Financial Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Allfirst's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Baltimore, Maryland
February 3, 2000

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable

                                   PART III

Item 10. Executive Officers of the Registrant

  The following table presents information concerning the executive officers of Allfirst as of December 31, 1999. Unless otherwise noted, each was elected at the April 1999 meeting of the Board of Directors to serve until the April 2000 meeting of the Board of Directors, and each executive officer has been employed by Allfirst or one of its subsidiaries for the past five years.

                                                                                   Year
            Name                              Positions Held                  Age Elected
            ----                              --------------                  --- -------
Frank P. Bramble(1).........  Chairman of the Board of Allfirst and Allfirst   51  1994
                               Bank

Susan M. Keating(1).........  President and Chief Executive Officer of         49  1996
                               Allfirst and Allfirst Bank

Harry E. Berry..............  Executive Vice President of Allfirst and         54  1994
                               Allfirst Bank

Robert L. Carpenter, Jr. ...  Executive Vice President and Controller of       46  1995
                               Allfirst and Allfirst Bank

Bernard M. Cregg(1).........  Executive Vice President of Allfirst and         44  1998
                               Allfirst Bank

David M. Cronin.............  Executive Vice President and Treasurer of        50  1989
                               Allfirst; Executive Vice President of
                               Allfirst Bank

Jerome W. Evans.............  Vice Chairman and Chief Financial Officer of     53  1994
                               Allfirst and Allfirst Bank

Taylor Foss(1)..............  Executive Vice President of Allfirst and         47  2000
                               Allfirst Bank

Rick A. Gold(1).............  Executive Vice President of Allfirst and         50  1999
                               Allfirst Bank

Brian L. King...............  Executive Vice President of Allfirst and         54  1996
                               Allfirst Bank

Dan Ripienski(1)............  Executive Vice President and Chief Credit        49  1999
                               Officer of Allfirst and Allfirst Bank

Mary Ann Scully.............  Executive Vice President of Allfirst and         48  1999
                               Allfirst Bank

--------
(1) Until December 14, 1999, Mr. Bramble was also the Chief Executive Officer of Allfirst and Allfirst Bank. Prior to joining Allfirst in January, 1997, Mr. Cregg was Head of Group Human Resources and Strategic Technology of Allied Irish Banks, p.l.c., director of AIB European Investment Ltd. and a member of the Bank Council of Wielkopolski Bank Kredytowy SA. Prior to joining Allfirst in February 2000, Ms. Foss was Senior Vice President, Human Resources and Development for Fortis Financial Group. She had previously served as Senior Vice President, Human Resources, for First Bank System and MNC Financial, Inc. Prior to joining the Corporation in July 1997, Mr. Gold was an Executive Vice President and head of the Trust Division of Dauphin Deposit Corporation. On December 14, 1999, Ms. Keating was appointed to the additional office of Chief Executive Officer of Allfirst and Allfirst Bank. Prior to joining Allfirst in January 1996, Ms. Keating was President and Senior Bank Executive of NationsBank of Maryland, N.A. and an Executive Vice President of MNC Financial, Inc. Mr. Ripienski and Ms. Scully were elected executive officers at the December 1999 meeting of the Board of Directors. Ms. Foss was elected an executive officer at the January 2000 meeting of the Board of Directors.

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of Allfirst's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in Allfirst's definitive Information Statement, to be filed on or about March 31, 2000 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements: See Item 8.

    2. Financial Statement Schedules: None.

    3. Exhibits:

     (3.1) (i) Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Allfirst on October 1, 1999).

              (ii) Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Allfirst on October 1,
              1999).

     (4.1) Allfirst agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of holders of long-term debt of Allfirst and its consolidated subsidiaries.

     (10.1)   Executive Incentive Pay Plan**

     (10.2) Allfirst Financial Inc. 1989 Long-Term Incentive Plan and Trust, dated June 20, 1989, and Amendment No. 1 thereto dated as of January 18, 1991**

     (10.3) Amendment No. 2, dated April 1, 1994, to Allfirst Financial Inc. 1989 Long-Term Incentive Plan and Trust, as amended***

     (10.4)   Allfirst Financial Inc. Pension Plan for Executive
              Employees, as amended, effective January 1, 1986**

     (10.5) Amendment to Allfirst Financial Inc. Pension Plan for Executive Employees, effective December 14, 1993***

     (10.6) Allfirst Financial Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 1990**

     (10.7) Amendment No. 1 effective October 1, 1992, Amendment No. 2 effective January 20,1993 and Amendment No. 3 effective September 20, 1993, to Allfirst Financial Inc.Deferred Compensation Plan***

     (10.8) Allfirst Financial Inc. Deferred Compensation Amended and Restated Trust Agreement, dated September 23, 1988,
              Provident National Bank, trustee**

     (10.9)   Allfirst Financial Inc. Deferred Compensation Trust
              Agreement No. 2, effective July 13, 1990, Provident National Bank, trustee**

     (10.10)  Allfirst Financial Inc. Deferred Compensation Trust
              Agreement No. 3, effective January, 25 1993, Provident National Bank, trustee***

     (10.11) Allfirst Financial Inc. Deferred Compensation Plan, effective January 1, 1994***

     (10.12)  Allfirst Financial Inc. Deferred Compensation Trust
              Agreement No. 4, effective January 1, 1994, Provident National Bank, trustee***

     (10.13) Allfirst Financial Inc. Supplemental Retirement Trust Agreement, dated September 23, 1988, Provident National Bank, trustee**

     (10.14) Allfirst Financial Inc. Executive Post-Retirement Trust Agreement, dated October 7, 1988, Provident National Bank, trustee**

     (10.15) Allfirst Financial Inc. Executive Life Plan, effective January 1, 1990**

     (10.16) Allfirst Financial Inc. Executive Optional Life Plan, effective January 1, 1990**

     (10.17) Allfirst Financial Inc. Excess Benefit Plan, effective October 1, 1989**

     (10.18) Allfirst Financial Inc. 1997 Stock Option Plan and Trust (incorporated herein by reference to Exhibits 99.1 and 99.2 to registration statement on Form S-8, Registration No. 333-
              8212)

     (10.19)  Allfirst Financial Inc. 1999 Stock Option Plan

     (21)     Subsidiaries of the Registrant

     (23)     Consent of PricewaterhouseCoopers LLP

     (24)     Power of Attorney

     (27)     Financial Data Schedule
--------
 ** Incorporated by reference to Allfirst's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.
*** Incorporated by reference to Allfirst's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 22, 1996.

  (b) Reports on Form 8-K

  Current Report on Form 8-K filed October 1, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Allfirst Financial Inc.

                                                   /s/ Susan C. Keating
                                          By___________________________________
                                                    (Susan C. Keating,
                                               President and Chief Executive
                                                         Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

         /s/ Susan C. Keating          President and Chief          March 16, 2000
______________________________________  Executive Officer
          (Susan C. Keating)

PRINCIPAL FINANCIAL OFFICER:

         /s/ Jerome W. Evans           Vice Chairman and Chief      March 16, 2000
______________________________________  Financial Officer
          (Jerome W. Evans)

PRINCIPAL ACCOUNTING OFFICER:

     /s/ Robert L. Carpenter, Jr.      Executive Vice President     March 16, 2000
______________________________________  and Controller
      (Robert L. Carpenter, Jr.)

MAJORITY OF THE BOARD OF DIRECTORS:

Sherry F. Bellamy, James T. Brady, Frank P. Bramble, Benjamin L. Brown, Michael D. Buckley, Jeremiah E. Casey, J. Owen Cole, Edward A. Crooke, John F. Dealy, Mathias J. DeVito, Jerome W. Evans, Jerome W. Geckle, Frank A. Gunther, Jr., Margaret M. Heckler, Lee H. Javitch, Susan C. Keating, Gary Kennedy, William T. Kirchhoff, Henry J. Knott, Jr., Andrew Maier II, Thomas P. Mulcahy, and R. Champlin Sheridan


         /s/ Jerome W. Evans           Attorney-in-Fact             March 16, 2000
______________________________________
          (Jerome W. Evans)