Form 10-Q
period 2000-03-31
ALLFIRST FINANCIAL INC
filed 2000-05-15
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549
                               _________________

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            --
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7273
                        _______________________________

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes     No  X
                                                                -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     All 597,763 outstanding shares of Common Stock of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX


                                                                                                      Page No
                                                                                                      -------
Part I.  Financial Information
   Item 1.  Financial Statements (Unaudited)
            Consolidated Statements of Income......................................................       3
            Consolidated Statements of Financial Condition.........................................       4
            Consolidated Statements of Changes in Stockholders' Equity.............................       5
            Consolidated Statements of Cash Flows..................................................       6
            Notes to Consolidated Financial Statements.............................................       7
   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      11
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................      20
Part II.  Other Information
   Item 1.  Legal Proceedings......................................................................      21
   Item 6.  Exhibits and reports on Form 8-K.......................................................      21
   Signatures......................................................................................      21

Item 1. Financial Statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
                                                                                          2000         1999
                                                                                          ----         ----
                                                                                             (in thousands)
Interest Income
Interest and fees on loans and leases.................................................  $205,963     $194,151
Interest and dividends on investment securities:
     Taxable..........................................................................    55,958       62,007
     Tax-exempt.......................................................................     5,426        5,179
     Dividends........................................................................     1,724        1,731
Interest on loans held-for-sale.......................................................       321          562
Other interest income.................................................................       895          586
                                                                                        --------     --------
          Total interest and dividend income..........................................   270,287      264,216
                                                                                        --------     --------
Interest Expense
Interest on deposits..................................................................    94,671       91,909
Interest on Federal funds purchased and other short-term borrowings...................    30,557       27,017
Interest on long-term debt............................................................    20,732       13,662
                                                                                        --------     --------
          Total interest expense......................................................   145,960      132,588
                                                                                        --------     --------
Net Interest Income...................................................................   124,327      131,628
Provision for loan and lease losses...................................................     7,032       11,630
                                                                                        --------     --------
Net Interest Income After Provision for Loan and Lease Losses.........................   117,295      119,998
                                                                                        --------     --------
Noninterest Income
Service charges on deposit accounts...................................................    23,997       24,820
Trust and investment advisory income..................................................    21,832       19,963
Electronic banking income.............................................................     5,985        5,132
Other income..........................................................................    25,411       25,064
Securities gains, net.................................................................        32        5,283
                                                                                        --------     --------
     Total noninterest income.........................................................    77,257       80,262
                                                                                        --------     --------
Noninterest Expense
Salaries and other personnel costs....................................................    66,595       68,933
Equipment costs.......................................................................    11,856       11,305
Occupancy costs.......................................................................     9,512        9,512
Postage and communications............................................................     5,114        5,727
Other operating expenses..............................................................    20,408       24,756
Intangible assets amortization expense................................................    11,862       12,765
                                                                                        --------     --------
     Total noninterest expenses.......................................................   125,347      132,998
                                                                                        --------     --------
Income before income taxes............................................................    69,205       67,262
Income tax expense....................................................................    23,852       24,844
                                                                                        --------     --------
Net Income............................................................................    45,353       42,418
Dividends on preferred stock..........................................................       101        3,056
                                                                                        --------     --------
Net Income to Common Shareholders.....................................................  $ 45,252     $ 39,362
                                                                                        ========     ========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                              March 31,      December 31,
                                                                                               2000             1999
                                                                                           -------------    --------------
                                                                                                   (in thousands,
                                                                                             except per share amounts)
Assets
Cash and due from banks.................................................................. $   790,823      $   798,389
Interest bearing deposits in other banks.................................................       1,274            1,339
Trading account securities...............................................................       5,041            1,716
Federal funds sold and securities purchased under resale agreements......................      78,495          147,225
Investment securities available-for-sale.................................................   4,173,192        4,287,343
Loans held-for-sale......................................................................       4,841            4,808
Loans, net of unearned income of $206,755 and $217,146:
  Commercial.............................................................................   3,612,671        3,542,014
  Commercial real estate.................................................................   2,359,888        2,329,886
  Residential mortgage...................................................................     672,838          686,780
  Retail.................................................................................   2,922,235        2,945,593
  Commercial leases receivable...........................................................     597,110          615,670
  Retail leases receivable...............................................................     395,147          383,880
  Foreign................................................................................     267,376          276,807
                                                                                          -----------      -----------
     Total loans, net of unearned income.................................................  10,827,265       10,780,630
Allowance for loan and lease losses......................................................    (157,351)        (157,351)
                                                                                          -----------      -----------
     Loans, net..........................................................................  10,669,914       10,623,279
                                                                                          -----------      -----------
Premises and equipment...................................................................     200,669          203,425
Due from customers on acceptances........................................................      10,579            4,601
Intangible assets........................................................................     828,704          841,161
Other assets.............................................................................     909,274          593,964
                                                                                          -----------      -----------
          Total assets................................................................... $17,672,806      $17,507,250
                                                                                          ===========      ===========

Liabilities and Stockholders' Equity
Domestic deposits:
  Noninterest bearing deposits........................................................... $ 2,767,844      $ 2,735,959
  Interest bearing deposits..............................................................   8,643,061        9,074,884
Interest bearing deposits in foreign banking office......................................     210,196          331,744
                                                                                          -----------      -----------
     Total deposits......................................................................  11,621,101       12,142,587
Federal funds purchased and securities sold under repurchase agreements..................   1,806,047          921,274
Other borrowed funds, short-term.........................................................     574,194          709,762
Bank acceptances outstanding.............................................................      10,579            4,602
Accrued taxes and other liabilities......................................................     691,611          702,150
Long-term debt...........................................................................   1,195,548        1,195,394
                                                                                          -----------      -----------
          Total liabilities..............................................................  15,899,080       15,675,769
                                                                                          -----------      -----------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
preference per share: authorized and issued 90,000 shares................................       8,401            8,341
Minority interest........................................................................         117              120
Stockholders' equity:
Common Stock, no par value per share; authorized 1,200,000 shares,
  issued 597,763 shares..................................................................      85,395           85,395
Capital surplus..........................................................................     582,780          582,780
Retained earnings........................................................................   1,205,838        1,252,646
Accumulated other comprehensive loss.....................................................    (108,805)         (97,801)
                                                                                          -----------      -----------
          Total stockholders' equity.....................................................   1,765,208        1,823,020
                                                                                          -----------      -----------
            Total liabilities, redeemable preferred stock, minority interest  and
               stockholders' equity...................................................... $17,672,806      $17,507,250
                                                                                          ===========      ===========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)




                                                                                         Accumulated Other
                                                                                             Compre-
                                                                                             hensive
                                                        Preferred     Common   Capital       Income          Retained
                                                          Stock        Stock   Surplus        (Loss)         Earnings       Total
                                                          -----        -----   -------        ------         --------       -----
                                                                                     (in thousands)
Three Months Ended March 31, 1999
---------------------------------
Balance, December 31, 1998.............................  $30,000      $85,395  $701,988  $  23,379         $1,170,565  $2,011,327
Net income.............................................       -            -         -         -               42,418      42,418
Other comprehensive income, net of tax:
   Change in unrealized gains/losses on investment
    securities,  net of reclassification adjustment (1).      -            -         -     (24,553)                -      (24,553)
                                                                                                                       ----------
Other comprehensive income.............................                                                                   (24,553)
                                                                                                                       ----------
Comprehensive income...................................       -            -         -        -                    -       17,865
                                                                                                                       ----------
Accretion of redeemable preferred stock................       -            -         -        -                   (56)        (56)
Dividends declared on common stock.....................       -            -         -        -               (90,000)    (90,000)
Dividends declared on preferred stock..................       -            -         -        -                (2,955)     (2,955)
Dividends declared on redeemable preferred stock.......       -            -         -        -                  (101)       (101)
                                                         -------      -------  --------  ---------         ----------  ----------
Balance, March 31, 1999................................  $30,000      $85,395  $701,988  $  (1,174)        $1,119,871  $1,936,080
                                                         =======      =======  ========  =========         ==========  ==========

Three Months Ended March 31, 2000
---------------------------------
Balance, December 31, 1999.............................  $    -       $85,395  $582,780  $ (97,801)        $1,252,646  $1,823,020
Net income.............................................       -            -         -         -               45,353      45,353
Other comprehensive income, net of tax:
   Minimum pension liability adjustment................       -            -         -         979                 -          979
    Change in unrealized gains/losses on investment
     securities, net of reclassification adjustment (1)       -            -         -     (11,983)                -      (11,983)
                                                                                                                       ----------
Other comprehensive income.............................                                                                   (11,004)
                                                                                                                       ----------
Comprehensive income...................................       -            -         -         -                   -       34,349
                                                                                                                       ----------
Accretion of redeemable preferred stock................       -            -         -         -                  (60)        (60)
Dividends declared on common stock.....................       -            -         -         -              (92,000)    (92,000)
Dividends declared on redeemable preferred stock.......       -            -         -         -                 (101)       (101)
                                                         -------      -------  --------  ---------         ----------  ----------
Balance, March 31, 2000................................  $    -       $85,395  $582,780  $(108,805)        $1,205,838  $1,765,208
                                                         =======      =======  ========  =========         ==========  ==========



(1)  Disclosure of reclassification amount:                                                               Three Months Ended
                                                                                                              March 31,
                                                                                                         --------------------
                                                                                                         2000            1999
                                                                                                         ----            ----
     Net unrealized holding losses  on investment securities arising during period..................  $(11,964)       $(21,359)
     Less: reclassification adjustment for realized gains included in net income....................        19           3,194
                                                                                                      --------        --------
     Change in unrealized gains/losses on  investment securities, net of tax........................  $(11,983)       $(24,553)
                                                                                                      ========        ========




          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                       ------------------------
                                                                                                           2000           1999
                                                                                                         --------      --------
                                                                                                             (in thousands)
Operating Activities
Net income...........................................................................................   $  45,353     $  42,418
Adjustments to reconcile net income to net cash  (used for ) provided by operating activities:
  Provision for loan and lease losses................................................................       7,032        11,630
  Depreciation and amortization......................................................................      20,070        21,426
  Deferred income tax (credit) expense ..............................................................         (71)       12,958
  Net gain on the sale of assets.....................................................................        (188)       (6,224)
  Net (increase) decrease in loans originated for sale...............................................         (33)       18,687
  Net increase in trading account securities.........................................................      (3,325)       (6,072)
  Net decrease in accrued interest receivable........................................................       4,086         5,335
  Net (decrease) increase in accrued interest payable................................................     (34,379)          299
  Other, net.........................................................................................    (109,182)      (61,791)
                                                                                                        ---------     ---------
      Net cash (used for ) provided by operating activities..........................................     (70,637)       38,666
                                                                                                        ---------     ---------
Investing Activities
  Proceeds from sales of investment securities available-for-sale....................................      72,902       727,297
  Proceeds from paydowns and maturities of investment securities available-for-sale..................     131,802       283,298
  Purchases of investment securities available-for-sale..............................................    (106,980)     (865,270)
  Net decrease in short-term investments.............................................................      68,730       119,788
  Net (disbursements) receipts from lending activities of banking subsidiaries.......................     (61,289)        5,944
  Principal collected on loans of nonbank subsidiaries...............................................       1,865         7,312
  Loans originated by nonbank subsidiaries...........................................................      (1,993)       (5,490)
  Principal payments received under leases...........................................................       1,385         1,340
  Purchases of assets to be leased...................................................................        (239)         (614)
  Proceeds from the sale of other real estate........................................................       3,224         3,464
  Net purchases of premises and equipment............................................................      (5,014)      (10,806)
  Purchase of bank owned life insurance..............................................................    (179,000)          -
  Other, net.........................................................................................       1,995        14,195
                                                                                                        ---------     ---------
      Net cash (used for) provided by investing activities...........................................     (72,612)      280,458
                                                                                                        ---------     ---------
Financing Activities
  Net decrease in deposits...........................................................................    (521,486)      (93,609)
  Net increase (decrease) in short-term borrowings...................................................     749,205      (405,894)
  Cash dividends paid................................................................................     (92,101)      (93,056)
                                                                                                        ---------     ---------
      Net cash provided by (used for) financing activities...........................................     135,618      (592,559)
                                                                                                        ---------     ---------
Decrease in cash and cash equivalents................................................................      (7,631)     (273,435)
Cash and cash equivalents at January 1,..............................................................     799,728     1,207,656
                                                                                                        ---------     ---------
Cash and cash equivalents at March 31,...............................................................   $ 792,097     $ 934,221
                                                                                                        =========     =========
Supplemental Disclosures
    Interest payments................................................................................   $ 180,339     $ 132,289
    Income tax payments, net of tax refunds..........................................................      12,470        21,307
Noncash Investing And Financing Activities
   Loan charge-offs..................................................................................      10,043        13,878
   Transfers to other real estate and other assets owned.............................................       7,104        17,525




          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 1999 Annual Report on Form 10-K.


2. Investment Securities

     The amortized cost and fair value of available-for-sale securities at March 31, 2000 are as follows:

                                                                           Gross            Gross
                                                        Amortized       Unrealized        Unrealized          Fair
                                                          Cost             Gains            Losses            Value
                                                     ---------------  ---------------  ----------------  ---------------
                                                                               (in thousands)
U.S. Treasury and U.S. Government agencies.........       $  213,149           $   15        $  (3,055)       $  210,109
Mortgage-backed obligations........................        1,957,156               -          (118,326)        1,838,830
Collateralized mortgage obligations................        1,038,643              847          (19,753)        1,019,737
Asset-backed securities............................          388,174               12           (6,214)          381,972
Obligations of states and political subdivisions...          442,965            3,042           (9,289)          436,718
Other debt securities..............................           67,447               54               -             67,501
Equity securities..................................          241,842            2,163          (25,680)          218,325
                                                          ----------           ------        ---------        ----------
     Total.........................................       $4,349,376           $6,133        $(182,317)       $4,173,192
                                                          ==========           ======        =========        ==========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Line of Business Reporting

     Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other business lines includes smaller business units. The revenues and expenses in other business lines are primarily related to merchant services. Other includes inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. Other also receives a credit for funds provided and charges for funds used.


     Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for loan and lease losses are allocated based on the credit risk of each business line's loan portfolio and the changes therein. Capital is assigned to each business line based on regulatory risk-based capital guidelines. Interest rate risk is aggregated from all lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Line of Business Reporting (continued)

     The following tables present operating information about each of Allfirst's business lines for the three months ended March 31, 2000 and 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.

                             Business Line Results
                       Three Months Ended March 31, 2000

                                                                                                 Other    Total
                                                Community   Capital      Asset                  Business Business
                                                 Banking    Markets    Management    Treasury    Lines    Lines
(In thousands)                                   -------    -------    ----------    --------    -----    -----
Net interest income (FTE).................       $ 83,089    $51,750     $   605       $4,182    $  160  $139,786
Noninterest income........................         23,164     25,947      22,752        1,021     1,696    74,580
Securities gains, net.....................           -           -           -             32       -          32
                                                 --------    -------     -------       ------    ------   -------
  Total revenues..........................        106,253     77,697      23,357        5,235     1,856   214,398
Total noninterest  expenses, excluding
  intangible asset amortization ..........         63,764     33,386      12,136        2,181     1,101   112,568
Goodwill and other intangible asset
  amortization............................            226        -           274           -         -        500
Provision for loan and lease losses.......          3,725      5,485          20           -         51     9,281
                                                 --------    -------     -------       ------    ------   -------
  Income before income taxes..............         38,538     38,826      10,927        3,054       704    92,049
Income tax expense (FTE)..................         15,167     14,184       4,364          822       277    34,814
                                                 --------    -------     -------       ------    ------   -------
  Net income..............................       $ 23,371    $24,642     $ 6,563       $2,232    $  427  $ 57,235
                                                 ========    =======     =======       ======    ======   =======

(in millions)
Average assets............................         $8,152     $7,093         $67       $5,335       $16   $20,663
Average loans.............................          4,231      6,422          13           -         15    10,681
Average deposits..........................          7,722      1,412          53        2,392         -    11,579

                                                   Total
                                                 Business                Consolidated
                                                  Lines        Other        Total
(in thousands)                                   --------    --------    ----------
Net interest income (FTE).................       $139,786     $(11,512)    $128,274
Noninterest income........................         74,580        2,645       77,225
Securities gains, net.....................             32          -             32
                                                 --------      -------     --------
  Total revenues..........................        214,398       (8,867)     205,531

Total noninterest  expenses, excluding
  intangible asset amortization...........        112,568          917      113,485
Goodwill and other intangible asset
  amortization............................            500       11,362       11,862
Provision for loan and lease losses.......          9,281       (2,249)       7,032
                                                 --------      -------     --------
  Income before income taxes .............         92,049      (18,897)      73,152
Income tax  expense (FTE).................         34,814       (7,015)      27,799
                                                 --------      -------     --------
  Net income..............................       $ 57,235     $(11,882)    $ 45,353
                                                 ========      =======     ========

(in millions)
Average assets............................       $ 20,663     $ (3,112)    $ 17,551
Average loans.............................         10,681          118       10,799
Average deposits.........................          11,579           85       11,664

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                             Business Line Results
                       Three Months Ended March 31, 1999

                                                                                                 Other       Total
                                             Community     Capital     Asset                    Business    Business
(in thousands)                                banking      Markets    Management    Treasury     Lines        Lines
                                              -------      -------    ----------    --------     -----        -----
Net interest income (FTE).................    $ 79,393    $ 54,814     $    466      $ 6,735    $  231      $141,639
Noninterest income........................      21,122      22,690       20,598        1,853     2,015        68,278
Securities gains, net.....................        -           -            -           5,283      -            5,283
                                              --------    --------     --------      -------    ------      --------
  Total revenues..........................     100,515      77,504       21,064       13,871     2,246       215,200
Total noninterest  expenses, excluding
  intangible asset amortization  .........      64,582      37,967       12,102        2,757     1,234       118,642
Goodwill and other intangible asset
  amortization............................         226                      274                                  500
 Provision for loan and lease losses......       3,281       5,083           17         -           49         8,430
                                              --------    --------     --------      -------    ------      --------
  Income before income taxes..............      32,426      34,454        8,671       11,114       963        87,628
Income tax expense (FTE)..................      12,755      11,292        3,437        3,994       379        31,857
                                              --------    --------     --------      -------    ------      --------
Net income................................    $ 19,671    $ 23,162     $  5,234      $ 7,120    $  584      $ 55,771
                                              ========    ========     ========      =======    ======      ========

(in millions)
Average assets............................    $  8,527    $  7,053     $     60      $ 4,888    $   15      $ 20,543
Average assets............................       3,973       6,370           13         -           15        10,371
Average deposits..........................       8,124       1,643           47        2,099         1        11,914

                                                 Total
                                               Business               Consolidated
(in thousands)............................       Lines      Other        Total
                                               --------   --------    ------------
Net interest income (FTE).................    $141,639    $ (6,654)    $134,985
Noninterest income........................      68,278       6,701       74,979
Securities gains, net.....................       5,283           -        5,283
                                              --------    ---------    --------
  Total revenues..........................     215,200          47      215,247
Total noninterest  expenses, excluding
intangible asset amortization  ...........     118,642       1,591      120,233
Goodwill and other intangible asset
amortization..............................         500      12,265       12,765
Provision for loan and lease losses.......       8,430       3,200       11,630
                                              --------    --------     --------
  Income before income taxes .............      87,628     (17,009)      70,619
Income tax  expense (FTE).................      31,857      (3,656)      28,201
                                              --------    --------     --------
Net income................................    $ 55,771    $(13,353)    $ 42,418
                                              ========    ========     ========

(in millions)
Average assets............................    $ 20,543    $ (2,720)    $ 17,823
Average loans.............................      10,371         165       10,536
Average deposits..........................      11,914          81       11,995

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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

     Net income to common shareholders for the three months ended March 31, 2000 of $45.3 million, increased $5.9 million (15.0%) when compared to net income to common shareholders of $39.4 million for the three months ended March 31, 1999. Net income to common shareholders represents net income after deducting preferred stock dividends. There were no material nonrecurring revenues or expenses in the first quarter of 2000. Net income for the first quarter of 1999 included after tax investment securities gains of $3.2 million ($5.3 million pretax). Net income to common shareholders for the first quarter of 2000 increased $9.1 million (25.1%) over the first quarter of 1999, after excluding investment securities gains in 1999. Return on average assets and return on average common stockholder's equity were 1.04% and 10.37%, respectively, for the three months ended March 31, 2000 compared to 0.97% and 8.56% for the three months ended March 31, 1999.

     The increase in net income relative to first quarter 1999 was the result of lower operating expenses in the current quarter coupled with a decrease in the provision for loan and lease losses. These expense improvements more than offset a small decrease in operating revenues. Operating revenues for the first quarter of 2000 were unfavorably impacted by a decline in net interest income due to the redemption of Allfirst's preferred stock in July of 1999 and lower net interest spreads in the current quarter.

     Tangible net income to common shareholders, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $56.1 million for the three months ended March 31, 2000, representing a $5.3 million (10.4%) increase over tangible net income to common shareholders of $50.8 million for the three months ended March 31, 1999. Excluding investment securities gains in 1999, tangible net income to common shareholders for the first quarter of 2000 increased $8.5 million (17.9%) over the first quarter of 1999. Return on average tangible assets and return on average tangible common equity were 1.35% and 24.11%, respectively, for the first quarter of 2000 compared to 1.29% and 20.62%, respectively, for the quarter ended March 31, 1999.

     Nonperforming assets at March 31, 2000 were $112 million, or 1.03% of loans, other real estate and other assets owned, a $32 million increase over the December 31, 1999 level of $80 million, or 0.74% of loans, other real estate and other assets owned. The growth was primarily attributable to a $22.5 million credit relationship with a large healthcare provider that was added to nonperforming assets during the quarter. With the exception of this relationship, Allfirst's healthcare portfolio remains strong with no significant deterioration in risk ratings. Asset quality is discussed in more detail on page 17.

     Within the maritime portfolio, charge-offs were $0.5 million in the first quarter of 2000 compared to $7.0 million in the first quarter of 1999, reflecting the steady improvement in the credit quality of this portfolio over the last three quarters. The allowance for credit losses of $157 million at March 31, 2000 was unchanged from the March 31, 1999 level and represented 198% of nonperforming loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

Net Interest Income

     The largest source of Allfirst's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the first quarter of 2000 was $128.3 million, a decrease of $6.7 million when compared to net interest income of $135.0 million for the first quarter of 1999. The decrease in net interest income relative to the first quarter of 1999 is primarily due to the redemption of Allfirst's preferred stock during the third quarter of 1999 and the investment in bank owned life insurance during the fourth quarter of 1999 and the first quarter of 2000.

     In July of 1999 Allfirst redeemed its 7.875% preferred stock with the proceeds from the issuance of Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by approximately $2.7 million relative to the first quarter of 1999, increased the return to common shareholders $1.3 million by replacing non-deductible preferred dividends with deductible interest expense. In addition, Allfirst funded an investment in bank owned life insurance in the fourth quarter of 1999 and the first quarter of 2000, using the proceeds from the sale of investment securities in 1999. This investment shifted approximately $3.0 million in revenue from net interest income to other noninterest income. The remaining decrease in net interest income was due to lower loan spreads and a decrease in customer deposit balances, partially offset by higher net interest spreads on customer deposits and an increase in loan volume in the current quarter.

     Allfirst's net interest margin was 3.38% for the first quarter of 2000 compared to 3.57% for the first quarter of 1999. The decline in net interest margin is primarily due to lower net interest spreads on loans, lower levels of customer deposits, the investment in bank owned life insurance and the increase in long-term debt incurred to redeem preferred stock in the third quarter of 1999.

     The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                           of Operations-(continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax Equivalent Basis)

                                                                                    Three Months Ended
                                                       --------------------------------------------------------------------------
                                                                   March 31, 2000                         March 31, 1999
                                                       --------------------------------------  ----------------------------------
                                                         Average                     Yield/    Average                   Yield/
                                                         Balance      Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                       ---------      ------------  --------   -------    ------------  --------
                                                                                   (dollars in millions)
ASSETS
Earning assets:
  Trading account securities......................           2.3            $  0.0      5.82%  $    28.4        $  0.3      4.76%
  Money market investments........................          59.3               0.9      5.85        22.3           0.3      4.61
Investment securities (2):
  Taxable.........................................       3,714.3              56.0      6.06     4.130.8          62.0      6.09
  Tax exempt......................................         424.4               8.4      7.92       410.6           7.6      7.53
  Equity investments..............................         245.4               1.9      3.05       159.7           1.8      4.73
                                                       ---------             -----     -----    --------         -----     -----
     Total investment securities..................       4,384.0              66.2      6.07     4,701.2          71.5      6.17
                                                       ---------             -----     -----    --------         -----     -----
Loans held for sale ..............................          17.4               0.3      7.41        35.5           0.6      6.43
Loans (net of unearned income) (3):
  Commercial......................................       3,559.6              69.0      7.79     3,402.7          59.6      7.10
  Commercial real estate..........................       2,344.9              47.2      8.09     2,340.2          45.8      7.94
  Residential mortgage............................         681.3              12.7      7.48       796.0          14.9      7.60
  Retail..........................................       2,938.2              59.5      8.15     2,767.9          55.5      8.13
  Commercial leases receivable....................         607.2               7.5      4.96       540.5           7.4      5.56
  Retail leases receivable........................         391.5               7.1      7.30       320.6           6.0      7.60
  Foreign.........................................         276.3               4.0      5.75       368.2           5.7      6.27
                                                       ---------             -----     -----    --------         -----     -----
     Total loans..................................      10,799.0             206.8      7.70    10,536.0         194.9      7.50
                                                       ---------             -----     -----    --------         -----     -----
          Total earning assets....................       5,262.0             274.2      7.23    15,323.4         267.6      7.08
Allowance for loan and lease losses...............        (157.4)                                 (157.4)
Cash and due from banks...........................         783.6                                   966.1
Other assets......................................       1,662.5                                 1,690.4
                                                       ---------                               ---------
     Total                                             $17,550.6                               $17,822.5
assets............................................     =========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand.........................         125.8            $  0.6      1.92%  $   139.3        $  0.8      2.24%
  Money market accounts...........................       2,495.5              17.2      2.77     2,726.5          19.4      2.89
  Savings.........................................       1,289.7               5.4      1.68     1,388.3           7.8      2.29
  Other consumer time.............................       2,817.4              36.4      5.20     3,045.8          39.5      5.26
Large denomination time...........................       2,007.6              31.1      6.23     1,521.6          19.6      5.23
Deposits in foreign banking office................         288.1               4.0      5.61       399.0           4.8      4.88
                                                       ---------             -----     -----   ---------         -----     -----
          Total interest bearing deposits.........       9,024.0              94.7      4.22     9,220.4          91.9      4.04
                                                       ---------             -----     -----   ---------         -----     -----
Funds purchased...................................       1,581.8              22.3      5.67     1,891.6          21.9      4.69
Other borrowed funds, short-term..................         616.9               8.3      5.39       443.4           5.1      4.70
Long-term debt....................................       1,195.5              20.7      6.98       856.4          13.7      6.47
                                                       ---------             -----     -----   ---------         -----     -----
          Total interest bearing liabilities......       2,418.2             146.0      4.73    12,411.8         132.6      4.33
                                                       ---------             -----     -----   ---------         -----     -----
Noninterest bearing deposits......................       2,640.1                                 2,774.9
Other liabilities.................................         728.4                                   617.6
Redeemable preferred stock........................           8.5                                     8.1
Stockholders' equity..............................       1,755.5                                 2,010.1
                                                       ---------                               ---------
     Total liabilities and stockholders' equity...     $17,550.6                               $17,822.5
                                                       =========                               =========
Net interest income, tax equivalent basis.........                          $128.3                              $135.0
                                                                             =====                               =====
Net interest spread (4)...........................                                      2.50%                               2.75%
Contribution of interest free sources of funds....                                      0.88                                0.82
Net interest margin (5)...........................                                      3.38%                               3.57

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

Noninterest Income

     The following table presents the components of noninterest income for the three months ended March 31, 2000 and 1999.

                               Noninterest Income

                                                                      Three Months Ended
                                                                          March  31,                   Net Change
                                                                      ------------------               ----------
                                                                      2000           1999          Dollar         Percent
                                                                      ----           ----          ------         -------
                                                                                    (dollars in thousands)
Service charges on deposit accounts............................       $23,997       $24,820        $  (823)           (3.3)%
Trust and investment advisory fees.............................        21,832        19,963          1,869             9.4
Electronic banking income......................................         5,985         5,132            853            16.6
Other income...................................................        25,411        25,064            347             1.4
                                                                      -------       -------        -------         -------
          Total fees and other income..........................        77,225        74,979          2,246             3.0
Securities gains, net..........................................            32         5,283         (5,251)          (99.4)
                                                                      -------       -------        -------         -------
     Total noninterest income..................................       $77,257       $80,262        $(3,005)           (3.7)%
                                                                      =======       =======        =======         =======


     Allfirst's noninterest income for the first quarter of 2000 was $77.3 million, a $3.0 million (3.7%) decrease from noninterest income for the first quarter of 1999. Noninterest income in 1999 benefited from investment securities gains of $5.3 million. Total fees and other income increased $2.2 million (3.0%) when compared to 1999. Service charges on deposit accounts decreased $0.8 million (3.3%). Corporate deposit service charges increased $1.1 million, partially offsetting a $1.9 million decrease in retail deposit service charges. The decline in retail deposit service charges is primarily due to a $1.3 million decrease in fees for non-sufficient funds and a $0.6 million decrease in retail deposit fees. Trust and investment advisory fees increased $1.9 million (9.4%) with growth in personal trust fees, corporate trust fees and investment advisory fees. Electronic banking income increased $0.9 million primarily due to an increase in debit card interchange income. Other income for the quarter ended March 31, 2000 increased $0.3 million when compared to the quarter ended March 31, 1999. Income from joint ventures increased $4.0 million due to gains realized from the sale of Allfirst's interest in a venture capital company and the sale of appreciated shares received as a distribution from a joint venture investment. Income from securities sales and fees increased $1.0 million due to higher fees from mutual fund and annuity sales. These increases were offset by a $1.5 million decrease in mortgage banking income due to lower loan placement fees in the current quarter, a $1.0 million decrease in the cash surrender value of life insurance, a $0.8 million decrease in gains from the sale of other real estate owned and a $0.6 million decrease in gains from the sale of previously leased automobiles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


Noninterest Expenses

     The following table presents the components of noninterest expenses for the three months ended March 31, 2000 and 1999.

                              Noninterest Expenses


                                                                      Three Months Ended
                                                                          March 31,                    Net Change
                                                                      ------------------               ----------
                                                                      2000          1999          Dollar      Percent
                                                                      ----          ----          ------      -------
                                                                                   (dollars in thousands)
Salaries and other personnel costs............................       $ 66,595      $ 68,933      $(2,338)       (3.4)%
Equipment costs...............................................         11,856        11,305          551         4.9
Occupancy costs...............................................          9,512         9,512           -            -
Other operating expenses:
  Postage and communications..................................          5,114         5,727         (613)      (10.7)
  External services...........................................          3,913         4,058         (145)       (3.6)
  Advertising and marketing...................................          2,986         1,991          995        50.0
  Lending and collection......................................          1,934         4,909       (2,975)      (60.6)
  Other.......................................................         11,575        13,798       (2,223)      (16.1)
                                                                     --------      --------      -------       -----
     Total operating expenses.................................        113,485       120,233       (6,748)       (5.6)
Intangible assets amortization................................         11,862        12,765         (903)       (7.1)
                                                                     --------      --------      -------       -----
       Total noninterest expenses.............................       $125,347      $132,998      $(7,651)       (5.8)%
                                                                     ========      ========      =======       =====


     Allfirst's noninterest expenses for the quarter ended March 31, 2000 were $125.3 million, a $7.7 million (5.8%) decrease from noninterest expenses for the quarter ended March 31, 1999. Intangible asset amortization expenses decreased $0.9 million due to lower amortization of core deposit premiums. Total operating expenses decreased $6.7 million (5.6%). Salaries and other personnel costs decreased $2.3 million (3.4%) primarily due to lower healthcare costs in the current quarter. Equipment costs increased $0.6 million (4.9%) primarily due to an increase in software and hardware maintenance costs and software lease costs in the current quarter. Postage and communications expenses decreased $0.6 million (10.7%) due to lower telephone expenses in the current quarter. Advertising and marketing expenses increased $1.0 million (50.0%) reflecting an increase in media advertising in the current quarter. Lending and collection expenses decreased $3.0 million due to lower collection expenses associated with Allfirst's foreign maritime loan portfolio. Other expenses decreased $2.2 million (16.1%) due to lower deferred compensation costs in the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


ANALYSIS OF FINANCIAL CONDITION

     Allfirst's total assets at March 31, 2000 were $17.7 billion, a $166 million increase from total assets at December 31, 1999. Other assets increased $315 million primarily due to a $179 million investment in bank owned life insurance and an increase in the fair value of derivative contracts. The investment in bank owned life insurance was funded by investment securities sales in 1999. These increases in assets were partially offset by a $114 million decrease in investment securities and a $69 million decrease in Federal funds sold and securities purchased under repurchase agreements.

     Investment securities available for sale at March 31, 2000 of $4.2 billion had net unrealized losses of $176 million compared to net unrealized losses of $157 million at December 31, 1999. The taxable equivalent yield on the entire securities portfolio for the quarter ended March 31, 2000 was 6.07% compared to 6.17% for the first quarter of 1999. Investment securities sold in the first three months of 2000 totaled $73 million and generated pretax gains of $32 thousand. The securities sold were primarily investments in mutual funds. In the first quarter of 2000, Allfirst purchased $107 million of investment securities partially offsetting $132 million of maturities, calls and paydowns of securities and the $73 million of securities sold.

     Loans and leases increased $47 million when compared to December 31, 1999. Growth in commercial loans, commercial real estate loans, and retail leases receivable was offset by declines in the retail, residential mortgage, commercial lease and foreign loan portfolios. Commercial loans increased $71 million, with growth primarily in loans to mid-sized and large corporate customers in Allfirst's primary market, which includes Maryland, Pennsylvania, Virginia and Washington, D.C. The Commercial real estate portfolio increased $30 million. Consistently high occupancy rates and increasing rentals have created a favorable market for real estate financing. Retail loans declined $23 million from year end due to a decline in home equity loans. The lack of major promotions during the winter months and rising interest rates has impacted demand for this product. Retail leases receivable increased $11 million due to continued demand for retail auto leases this quarter. Commercial leases declined $19 million. Residential mortgage loans declined $14 million as loan runoff continues to exceed new loans. Allfirst's ongoing strategy is to hold residential mortgages in the form of mortgage backed securities rather than as loans, therefore, this loan portfolio is expected to continue to decline in the future. Foreign loans decreased $9 million due to a $19 million decline in foreign maritime loans. The foreign maritime portfolio is expected to continue to decline in 2000 as the workout of problem credits continues.

     Significant fluctuations in liabilities included a $521 million decline in deposits from December 31, 1999. Interest bearing deposits decreased $553 million primarily due to a $541 million decrease in purchased deposits. Excluding purchased deposits, interest bearing deposits decreased $12 million, with consumer time deposit growth of $37 million partially offsetting decreases in other interest bearing deposit categories. Competitive pressures from non-bank financial services companies continue to be strong, especially mutual fund companies and broker dealers. To the extent that Allfirst must replace noninterest bearing or interest bearing deposits with purchased funds, Allfirst's cost of funds increases.

     Federal funds purchased and securities sold under repurchase agreements increased $885 million when compared to December 31, 1999, offsetting a $541 million decrease in purchased deposits and a $136 million decrease in other short-term borrowings. Throughout 1999 purchased deposits were used to lock-in short-term funding in order to mitigate any potential large fluctuations in overall funding demands related to the Year 2000. Subsequent to year end, when interest rates and funding costs stabilized, Allfirst returned to the use of Federal funds purchased and securities sold under repurchase agreements to meet its short-term funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Asset Quality

     Nonperforming assets were $111.8 million at March 31, 2000, compared to $80.5 million at December 31, 1999, an increase of $31.3 million. Nonaccrual loans increased $27.9 million. Additions to nonperforming loans in the first quarter of 2000 aggregated $44.2 million. These additions were offset by reductions in nonaccrual loans totaling $16.3 million comprised of paydowns and payoffs of nonaccrual loans totaling $6.2 million, charge-offs of $4.7 million, loans returned to accrual status of $3.0 million and transfers to other real estate and other assets owned of $2.4 million.

     During the first quarter of 2000, Allfirst placed a $22.5 million credit relationship with a large healthcare provider on nonaccrual. This credit relationship, because of its emphasis on nursing homes and other specialty care to the elderly, has been impacted by recent reductions in Medicare/Medicaid reimbursements. Excluding this relationship Allfirst's healthcare loan portfolio remains strong with no significant deterioration in loan risk ratings. At March 31, 2000, Allfirst's exposure to the healthcare industry totaled approximately $857 million, including outstanding loans of $345 million and unfunded loan commitments, letters of credit, and risk participations of $512 million. With the exception of the $22.5 million credit relationship, there were no other nonaccrual healthcare loans at either March 31, 2000 or December 31, 1999.

     Over the last two years Allfirst's foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly in Asia, that depressed the dry bulk and tanker shipping industries. The dry bulk shipping industry showed signs of improvement in 1999 and appears to have stabilized. The tanker market has recently shown signs of improvement. At March 31, 2000, Allfirst's total international maritime exposure was $228.6 million, including loans and leases of $176.4 million, $19.3 million in other foreign maritime assets, and $32.9 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at March 31, 2000 included $4.7 million in nonaccrual foreign maritime loans and $19.3 million in other nonperforming maritime assets compared to $6.5 million in nonaccrual foreign maritime loans and $15.8 million in other nonperforming maritime assets at December 31, 1999.

     Other nonperforming assets of $19.3 million at March 31, 2000 is comprised of nonperforming maritime loans. Allfirst has classified these loans as other nonperforming assets because 1) the value of the loan collateral is equal to the loan principal and 2) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, into the loan agreement. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations.

     During the first quarter of 2000, Allfirst implemented an improved methodology for determining the appropriate level of the allowance for loan and lease losses for the commercial, commercial real estate, and foreign loan portfolios and the commercial lease portfolio. The improved methodology, which utilizes probability of default and loss in the event of default ratios, results in graduated reserve percentages by risk rating and accrual status. As a result, allocated reserves on the commercial portfolios increased by $12 million mainly due to the higher level of nonaccrual loans. Reserves for commercial real estate decreased by $5.0 million reflecting the low level of classified assets and non-accruals. Reserves allocated to the foreign maritime portfolio also declined due to stabilizing collateral values and risk profiles, loan paydowns, and lower forecasted non-accruals and charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     Reserves allocated to specific portfolios are Allfirst's best estimate of inherent losses within a range of credit losses given the current economic climate. Unallocated reserves are available to support losses that are probable within the high end of the loss range as determined by statistical methods. As of March 31, 2000, the unallocated reserve represented 37.9% of the total allowance for loan and lease losses.

     The provision for loan and lease losses for the first quarter of 2000 was $7.0 million, a decrease of $4.6 million from the $11.6 million provision for the first quarter of 1999. Net charge-offs decreased $4.6 million when the first quarter of 2000 is compared to the first quarter of 1999. The decrease in net charge-offs was primarily due to a $6.5 million decrease in foreign maritime net charge-offs, a $1.1 million decrease in residential mortgage net charge-offs and a $0.9 million decline in retail net charge-offs. These items were offset by a $2.0 million increase in commercial real estate net charge offs due to a large recovery in the first quarter of 1999, a $1.6 million increase in commercial loan net charge-offs and a $0.3 million increase in net charge-offs on retail leases.

     The following tables detail information on the allowance for loan and lease losses and net charge-offs for the three months ended March 31, 2000 and 1999 and risk assets at March 31, 2000 and December 31, 1999.

                            Asset Quality Analysis

ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  -------------------------------
                                                                                        2000            1999
                                                                                      --------        --------
                                                                                           (in thousands)
Beginning balance.................................................................    $157,351        $157,351
Provision for loan and lease losses...............................................       7,032          11,630
Net charge-offs...................................................................      (7,032)        (11,630)
Allowance attributable to loans sold..............................................           -               -
                                                                                      --------        --------
     Ending balance...............................................................    $157,351        $157,351
                                                                                      ========        ========

ANNUALIZED NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans..................................................................      0.21%            0.03%
Commercial real estate loans......................................................      0.14            (0.21)
Residential mortgages.............................................................      0.28             0.81
Retail loans......................................................................      0.38             0.54
Commercial leases receivable......................................................         -                -
Retail leases receivable..........................................................      0.66             0.37
Foreign loans.....................................................................      0.71             7.70
                                                                                        ----             ----
     Total........................................................................      0.26%            0.45%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The following table details information on risk assets at March 31, 2000 and December 31, 1999.


RISK ASSETS

                                                                                               March 31,        December 31,
                                                                                                 2000               1999
                                                                                               --------         -----------
                                                                                                      (in thousands)
Nonaccrual loans:
Domestic:
     Commercial.......................................................................         $ 45,729             $ 13,496
     Commercial real estate...........................................................            7,574                8,151
     Residential mortgage.............................................................           19,331               20,511
     Commercial leases receivable.....................................................              893                  264
Foreign...............................................................................            6,067                9,302
                                                                                               --------             --------
      Total nonaccrual loans..........................................................           79,594               51,724
Other real estate and assets owned (1)................................................           12,913               12,971
Other (2).............................................................................           19,342               15,767
                                                                                               --------             --------
      Total nonperforming assets......................................................         $111,849             $ 80,462
                                                                                               ========             ========
Accruing loans contractually past due 90 days or more as to principal or interest.....         $ 37,667             $ 31,693
                                                                                               ========             ========

____________________
(1) Other real estate and other assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(2) Other includes maritime loans discussed in detail under "Nonperforming Assets."


ASSET QUALITY RATIOS

                                                                                            March 31,        December 31,
                                                                                              2000              1999
                                                                                           ----------       -------------
Nonperforming assets as a percentage of :
     Total loans, net of unearned income plus other foreclosed assets owned...........        1.03%            0.74%
Allowance for loan and lease losses as a percentage of :
     Period end loans.................................................................        1.45             1.46
     Nonperforming loans..............................................................      197.69           304.21


CAPITAL ADEQUACY AND RESOURCES

     Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At March 31, 2000, Allfirst's Tier 1 risk based capital ratio was 9.35% ($1.4 billion of Tier 1 capital) and its total risk based capital ratio was 12.62% ($1.9 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

     Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at March 31, 2000 Allfirst and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.


                            Capital Adequacy Ratios

                                                                                 Regulatory Capital Ratios
                                                                                 -------------------------
                                                                           Tier 1          Total        Leverage
                                                                        ------------   ------------   ------------
Allfirst..............................................................      9.35%          12.62%          8.52%
Allfirst Bank.........................................................      8.92           11.12           8.05
Allfirst Financial Center N.A. .......................................     36.77           37.48          20.39
Regulatory Guidelines:
     Minimum..........................................................      4.00            8.00           3.00
     Well Capitalized.................................................      6.00           10.00           5.00


LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $60.2 million for the three months ended March 31, 2000. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. On March 24, 2000, Allfirst paid a dividend of $92 million to its sole common shareholder, Allied Irish Banks, p.l.c.


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

Interest Rate Risk Management

     Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At March 31, 2000, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 1999 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

        Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first three months of 2000.


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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

               The following exhibit is furnished to this Form 10-Q:

               (27)  Financial Data Schedule


        (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Allfirst Financial Inc.

May 15, 2000                           By    /s/ Jerome W. Evans
                                       -------------------------
                                       Vice Chairman and Chief Financial Officer

May 15, 2000                           By    /s/ Robert L. Carpenter, Jr.
                                       ----------------------------------
                                       Executive Vice President and Controller