Form 10-Q
period 2000-06-30
ALLFIRST FINANCIAL INC
filed 2000-08-14
CIK 36510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549
                               _________________

                                   FORM 10-Q

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX


                                                                                                 Page No
                                                                                               ------------
Part I.  Financial Information
    Item 1.  Financial Statements (Unaudited)
             Consolidated Statements of Income..............................................        3
             Consolidated Statements of Financial Condition.................................        4
             Consolidated Statements of Changes in Stockholders' Equity.....................        5
             Consolidated Statements of Cash Flows..........................................        6
             Notes to Consolidated Financial Statements.....................................        7
    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................       11
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................       23
Part II.  Other Information
    Item 1.  Legal Proceedings..............................................................       24
    Item 6.  Exhibits and reports on Form 8-K...............................................       24
    Signatures..............................................................................       24

Item 1. Financial Statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                        -------------------             -----------------

                                                                        2000           1999             2000         1999
                                                                        ----           ----             -----        ----
                                                                                          (in thousands)
Interest Income
Interest and fees on loans and leases.........................       $213,788       $194,722          $419,751     $388,873
Interest and dividends on investment securities:
  Taxable.....................................................         55,369         58,028           111,327      120,035
  Tax-exempt..................................................          5,461          5,122            10,887       10,301
  Dividends...................................................          3,578          2,379             5,302        4,110
Interest on loans held-for-sale...............................            409            435               730          997
Other interest income.........................................            904            796             1,799        1,382
                                                                      -------        -------           -------      -------
      Total interest and dividend income......................        279,509        261,482           549,796      525,698
Interest Expense
Interest on deposits..........................................         97,357         88,632           192,028      180,541
Interest on Federal funds purchased and other short-
  term borrowings.............................................         35,603         24,837            66,160       51,854
Interest on long-term debt....................................         21,254         13,651            41,986       27,313
                                                                      -------        -------           -------      -------
      Total interest expense..................................        154,214        127,120           300,174      259,708
                                                                      -------        -------           -------      -------
Net Interest Income...........................................        125,295        134,362           249,622      265,990
Provision for loan and lease losses...........................          9,843          9,349            16,875       20,979
                                                                      -------        -------           -------      -------
Net Interest Income After Provision for Loan and
  Lease Losses................................................        115,452        125,013           232,747      245,011
                                                                      -------        -------           -------      -------
Noninterest Income
Service charges on deposit accounts...........................         24,591         23,037            48,588       47,858
Trust and investment advisory income..........................         21,995         19,931            43,827       39,894
Electronic banking income.....................................          7,356          6,335            13,341       11,467
Other income..................................................         31,345         29,523            56,756       54,586
Securities gains, net.........................................            143           (292)              175        4,991
                                                                      -------        -------           -------      -------
  Total noninterest income....................................         85,430         78,534           162,687      158,796
                                                                      -------        -------           -------      -------
Noninterest Expense
Salaries and other personnel costs............................         69,086         68,311           135,681      137,244
Equipment costs...............................................         11,076         13,229            22,932       24,534
Occupancy costs...............................................          9,038          8,741            18,550       18,253
Postage and communications....................................          4,945          4,864            10,059       10,590
Advertising and public relations..............................          3,972          8,560             6,958       10,551
Lending and collection........................................          1,427          5,176             3,361       10,086
Other operating expenses......................................         17,878         22,554            33,366       40,411
Intangible assets amortization expense........................         11,974         12,750            23,836       25,514
                                                                      -------        -------           -------      -------
  Total noninterest expenses..................................        129,396        144,185           254,743      277,183
                                                                      -------        -------           -------      -------
Income before income taxes....................................         71,486         59,362           140,691      126,624
Income tax expense............................................         24,678         21,811            48,530       46,655
                                                                      -------        -------           -------      -------
Net Income....................................................         46,808         37,551            92,161       79,969
Dividends on preferred stock..................................            102          3,056               203        5,558
                                                                      -------        -------           -------      -------
Net Income to Common Shareholders.............................        $46,706        $34,495           $91,958      $74,411
                                                                      =======        =======           =======      =======

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIAIRIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                               June 30,    December 31,
                                                                                                 2000         1999
                                                                                             -----------    -----------
                                                                                                   (in thousands,
                                                                                             except per share amounts)
Assets
Cash and due from banks..................................................................    $  871,982     $  798,389
Interest bearing deposits in other banks.................................................         1,274          1,339
Trading account securities...............................................................         2,918          1,716
Federal funds sold and securities purchased under resale agreements......................       184,810        147,225
Investment securities available-for-sale.................................................     4,200,337      4,287,343
Loans held-for-sale......................................................................        47,841          4,808
Loans, net of unearned income of $223,566 and $217,146:
  Commercial.............................................................................     3,790,831      3,542,014
  Commercial real estate.................................................................     2,352,725      2,329,886
  Residential mortgage...................................................................       675,330        686,780
  Retail.................................................................................     2,896,219      2,945,593
  Commercial leases receivable...........................................................       632,675        615,670
  Retail leases receivable...............................................................       385,188        383,880
  Foreign................................................................................       246,307        276,807
                                                                                             -----------    -----------
     Total loans, net of unearned income.................................................    10,979,275     10,780,630
Allowance for loan and lease losses......................................................      (157,351)      (157,351)
                                                                                             -----------    -----------
     Loans, net..........................................................................    10,821,924     10,623,279
                                                                                             -----------    -----------
Premises and equipment...................................................................       199,688        203,425
Due from customers on acceptances........................................................        10,635          4,601
Intangible assets........................................................................       816,730        841,161
Other assets.............................................................................       883,639        593,964
                                                                                             -----------    -----------
        Total assets.....................................................................    $18,041,778    $17,507,250
                                                                                             ===========    ===========
Liabilities and Stockholders' Equity
Domestic deposits:
  Noninterest bearing deposits...........................................................    $ 2,826,114    $ 2,735,959
  Interest bearing deposits..............................................................      8,792,682      9,074,884
Interest bearing deposits in foreign banking office......................................        242,637        331,744
                                                                                             -----------    -----------
     Total deposits......................................................................     11,861,433     12,142,587
Federal funds purchased and securities sold under repurchase agreements..................      1,956,059        921,274
Other borrowed funds, short-term.........................................................        551,437        709,762
Bank acceptances outstanding.............................................................         10,635          4,602
Accrued taxes and other liabilities......................................................        639,317        702,150
Long-term debt...........................................................................      1,195,702      1,195,394
                                                                                             -----------    -----------
        Total liabilities................................................................     16,214,583     15,675,769
                                                                                             -----------    -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
preference per share: authorized and issued 90,000 shares................................          8,463          8,341
Minority interest........................................................................            114            120
Stockholders' equity:
Common Stock, no par value per share; authorized 1,200,000 shares,
   issued 597,763 shares.................................................................         85,395         85,395
Capital surplus..........................................................................        582,780        582,780
Retained earnings........................................................................      1,252,482      1,252,646
Accumulated other comprehensive loss.....................................................       (102,039)       (97,801)
                                                                                             -----------    -----------
        Total stockholders' equity.......................................................      1,818,618      1,823,020
                                                                                             -----------    -----------
          Total liabilities, redeemable preferred stock, minority interest and
            stockholders' equity.........................................................    $18,041,778    $17,507,250
                                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)




                                                                                              Accumulated
                                                                                                Other
                                                                                                Compre-
                                                            Preferred     Common   Capital      hensive       Retained
                                                              Stock        Stock   Surplus      Income        Earnings       Total
                                                              -----        -----   --------     ------        --------       -----
                                                                                      (in thousands)
Six Months Ended June 30, 1999
------------------------------
Balance, December 31, 1998..............................    $30,000      $85,395  $701,988      $23,379     $1,170,565   $2,011,327
Net income..............................................         -            -         -            -          79,969       79,969
Other comprehensive income, net of tax:
  Minimum pension liability adjustment..................         -            -         -         (603)             -          (603)
  Change in unrealized gains/losses on investment
   securities,  net of reclassification adjustment (1)..         -            -         -      (75,135)             -       (75,135)
                                                                                                                           --------
    Other comprehensive income..........................                                                                    (75,738)
                                                                                                                           --------
      Comprehensive income..............................         -            -         -           -               -         4,231
                                                                                                                           --------
Accretion of redeemable preferred stock.................         -            -         -           -             (113)        (113)
Dividends declared on common stock......................         -            -         -           -          (90,000)     (90,000)
Dividends declared on  preferred stock..................         -            -         -           -           (5,355)      (5,355)
Dividends declared on redeemable preferred stock........         -            -         -           -             (203)        (203)
                                                            --------     --------  ---------  ---------    ------------   ----------
Balance, June 30, 1999..................................    $30,000      $85,395  $701,988    $ (52,359)    $1,154,863   $1,919,887
                                                            ========     ========  =========  =========    ============   ==========

Six Months Ended June 30, 2000
------------------------------
Balance, December 31, 1999..............................    $    -      $85,395  $582,780    $  (97,801)    $1,252,646   $1,823,020
Net income..............................................         -            -         -            -          92,161       92,161
Other comprehensive income, net of tax:
  Minimum pension liability adjustment..................         -            -         -           963             -           963
  Change in unrealized gains/losses on investment
   securities,  net of reclassification adjustment (1)..         -            -         -        (5,201)            -        (5,201)
                                                                                                                           --------
    Other comprehensive income..........................                                                                     (4,238)
                                                                                                                           --------
      Comprehensive income..............................         -            -         -           -               -       (87,923)
                                                                                                                           --------
Accretion of redeemable preferred stock.................         -            -         -           -             (122)        (122)
Dividends declared on common stock......................         -            -         -           -          (92,000)     (92,000)
Dividends declared on redeemable preferred stock........         -            -         -           -             (203)        (203)
                                                            --------     --------  ---------  ---------    ------------   ----------
Balance, June 30, 2000..................................    $    -       $85,395  $582,780   $(102,039)     $1,252,482   $1,818,618
                                                            ========     ========  =========  =========    ============   ==========



(1)  Disclosure of reclassification amount:                                                               Six Months Ended
                                                                                                              June 30,
                                                                                                         -------------------
                                                                                                         2000           1999
                                                                                                         ----           ----

     Net unrealized holding gains (losses) on investment securities arising during period..........    $(5,095)      $(72,118)
     Less: reclassification adjustment for realized gains included in net income...................        106          3,017
                                                                                                       -------       --------
     Change in unrealized gains/losses on investment securities, net of tax........................    $(5,201)      $(75,135)
                                                                                                       =======       ========




          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                       -------------------------
                                                                                                              2000          1999
                                                                                                         ---------   -----------
                                                                                                             (in thousands)
Operating Activities
Net income..................................................................................            $  92,161   $    79,969
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
  Provision for loan and lease losses.......................................................               16,875        20,979
  Provision for other real estate losses....................................................                  125         1,890
  Depreciation and amortization.............................................................               40,200        42,932
  Deferred income tax expense...............................................................                3,414        25,603
  Net gain on the sale of assets............................................................                 (460)       (6,357)
  Net (increase) decrease in loans held for sale............................................              (43,033)       74,436
  Net (increase) decrease in trading account securities.....................................               (1,202)        4,789
  Net decrease (increase) in accrued interest receivable....................................                1,242           (63)
  Net (decrease) increase in accrued interest payable.......................................              (31,535)        6,317
  Other, net................................................................................             (196,559)      (49,841)
                                                                                                        ---------      ---------
     Net cash (used for) provided by operating activities...................................             (118,772)      200,654
                                                                                                        ---------      ---------
Investing Activities
  Proceeds from sales of investment securities available-for-sale...........................              143,393     1,334,194
  Proceeds from paydowns and maturities of investment securities available-for-sale.........              254,843       492,690
  Purchases of investment securities available-for-sale.....................................             (260,111)   (1,434,847)
  Net (increase) decrease in fed funds sold and repos.......................................              (37,585)      113,088
  Net disbursements from lending activities of banking subsidiaries.........................             (223,588)     (208,491)
  Principal collected on loans of nonbank subsidiaries......................................                4,951         6,789
  Loans originated by nonbank subsidiaries..................................................               (7,576)       (5,097)
  Proceeds from the sale of other real estate...............................................                5,362        22,137
  Net purchases of premises and equipment...................................................              (11,746)      (18,043)
  Purchase of bank owned life insurance.....................................................             (179,000)            -
  Other, net................................................................................                  254        10,646
                                                                                                        ---------      ---------
     Net cash (used for) provided by investing activities...................................             (310,803)      313,066
                                                                                                        ---------      ---------
Financing Activities
  Net decrease in deposits..................................................................             (281,154)     (300,190)
  Net increase (decrease) in short-term borrowings..........................................              876,460      (381,705)
  Proceeds from the issuance of long-term debt..............................................                    -        99,615
  Principal payments on long-term debt......................................................                    -       (60,000)
  Cash dividends paid.......................................................................              (92,203)      (95,557)
                                                                                                        ---------      --------
     Net cash provided by (used for) financing activities...................................              503,103      (737,837)
                                                                                                        ---------      --------
Increase (Decrease) in cash and cash equivalents............................................               73,528      (224,117)
Cash and cash equivalents at January 1,.....................................................              799,728     1,207,656
                                                                                                        ---------     ---------
Cash and cash equivalents at June 30,.......................................................            $ 873,256     $ 983,539
                                                                                                        =========     =========
Supplemental Disclosures
   Interest payments........................................................................            $ 331,709     $ 253,391
   Income tax payments, net of tax refunds..................................................               31,944        19,623
Noncash Investing And Financing Activities
   Loan charge-offs.........................................................................               22,405        25,102
   Transfers to other real estate and other assets owned....................................                9,145        24,387




          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

       The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 1999 Annual Report on Form 10-K.


2.  Investment Securities

       The amortized cost and fair value of available-for-sale securities at June 30, 2000 are as follows:

                                                                           Gross            Gross
                                                        Amortized       Unrealized        Unrealized          Fair
                                                          Cost             Gains            Losses            Value
                                                     ---------------  ---------------  ----------------  ---------------
                                                                               (in thousands)
U.S. Treasury and U.S. Government agencies.........       $  214,686           $   37        $  (2,439)       $  212,284
Mortgage-backed obligations........................        2,004,874            1,201         (102,951)        1,903,124
Collateralized mortgage obligations................        1,001,322            1,056          (15,549)          986,829
Asset-backed securities............................          377,343               96           (5,999)          371,440
Obligations of states and political subdivisions...          465,511            3,227           (9,422)          459,316
Other debt securities..............................           58,181               58                -            58,239
Equity securities..................................          239,742            1,261          (31,898)          209,105
                                                          ----------           ------        ---------        ----------
       Total.......................................       $4,361,659           $6,936        $(168,258)       $4,200,337
                                                          ==========           ======        =========        ==========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Line of Business Reporting

        Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes merchant services and other smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. Other also receives a credit for funds provided and charges for funds used.


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

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Line of Business Reporting (continued)

        The following tables present operating information about each of Allfirst's business lines for the three months and six months ended June 30, 2000 and 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal income tax rate of 35%. The offset to this adjustment is made to income tax expense.


                             Business Line Results
                        Three Months Ended June 30, 2000

                                              Community          Capital      Asset                             Consolidated
(in thousands)                                Banking           Markets    Management     Treasury    Other       Total
                                              -------           -------    ----------     --------    -----       -----
Net interest income (FTE)...............      $ 84,272           $52,816    $   630        $2,203    $(10,617)   $129,304
Noninterest income......................        25,366            27,882     22,529         2,336       7,174      85,287
Securities gains, net...................             -               126          -            17           -         143
                                              --------           -------    --------     --------     --------    -------
  Total revenues........................       109,638            80,824     23,159         4,556      (3,443)    214,734
Total noninterest expenses, excluding
    intangible asset amortization.......        66,328            33,396     13,114         2,080       2,504     117,422
Goodwill and other intangible asset
    amortization........................           226                          274                    11,474      11,974
Provision for loan and lease losses.....         3,632             5,853         16             -         342       9,843
                                              --------           -------    --------     --------     --------    -------
  Income before income taxes............        39,452            41,575      9,755         2,476     (17,763)     75,495
Income tax expense (FTE)................        15,528            15,204      3,905           247      (6,197)     28,687
                                              --------           -------    --------     --------     --------    -------
  Net income............................      $ 23,924           $26,371    $ 5,850        $2,229    $(11,566)   $ 46,808
                                              ========           =======    ========     ========     ========    =======

(in millions)
Average assets..........................      $  8,276           $ 7,363    $    69        $5,321    $ (3,426)   $ 17,603
Average loans...........................         4,148             6,669         13             -          76      10,906
Average deposits........................         7,854             1,364         56         2,279          74      11,627


                             Business Line Results
                         Six Months Ended June 30, 2000

                                              Community          Capital      Asset                             Consolidated
(in thousands)                                Banking           Markets    Management     Treasury    Other       Total
                                              -------           -------    ----------     --------    -----       -----
Net interest income (FTE)..............       $167,351          $104,824    $ 1,235        $6,119    $(21,952)   $257,577
Noninterest income.....................         48,557            54,520     45,281         3,357      10,797     162,512
Securities gains, net..................              -               126          -            49           -         175
                                              --------           -------    --------     --------     --------    -------
  Total revenues.......................        215,908           159,470     46,516         9,525     (11,155)    420,264
Total noninterest expenses, excluding
    intangible asset amortization......        128,909            65,514     25,191         3,973       7,320     230,907
Goodwill and other intangible asset
    amortization.......................            452                 -        547             -      22,837      23,836
Provision for loan and lease losses....          7,240            11,342         32             -      (1,739)     16,875
                                              --------           -------    --------     --------     --------    -------
  Income before income taxes...........         79,307            82,614     20,746         5,552     (39,573)    148,646
Income tax expense (FTE)...............         31,213            30,581      8,300           671     (14,280)     56,485
                                              --------           -------    --------     --------     --------    -------
  Net income...........................       $ 48,094           $52,033    $12,446        $4,881    $(25,293)   $ 92,161
                                              ========           =======    ========     ========     ========    =======

(in millions)
Average assets.........................       $  8,214           $ 7,277    $    68        $5,321    $ (3,303)   $ 17,577
Average loans..........................          4,190             6,579         13             -          71      10,853
Average deposits.......................          7,788             1,388         55         2,336          79      11,646



                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Line of Business Reporting (continued)


                             Business Line Results
                        Three Months Ended June 30, 1999

                                              Community          Capital      Asset                             Consolidated
(in thousands)                                Banking           Markets    Management     Treasury    Other       Total
                                              -------           -------    ----------     --------    -----       -----
Net interest income (FTE)...............      $ 87,411          $ 48,756    $   816        $7,894    $( 6,359)   $138,518
Noninterest income......................        18,752            28,034     22,779           922       8,339      78,826
Securities gains, net...................             -                 -          -          (292)          -        (292)
                                              --------           -------    --------     --------     --------    -------
  Total revenues........................       106,163            76,790     23,595         8,524       1,980     217,052
Total noninterest expenses, excluding
    intangible asset amortization.......        59,708            39,912     12,884         2,191      16,740     131,435
Goodwill and other intangible asset
    amortization........................           226                 -        273             -      12,251      12,750
Provision for loan and lease losses.....         3,420             3,071         16             -       2,842       9,349
                                              --------           -------    --------     --------     --------    -------
  Income before income taxes............        42,809            33,807     10,422         6,333     (29,853)     63,518
Income tax expense (FTE)................        17,237            11,629      4,328          (340)     (6,887)     25,967
                                              --------           -------    --------     --------     --------    -------
  Net income............................      $ 25,572           $22,178    $ 6,094        $6,673    $(22,966)   $ 37,551
                                              ========           =======    ========     ========     ========    =======

(in millions)
Average assets..........................      $  8,618           $ 7,170    $    84        $4,912    $ (3,141)   $ 17,643
Average loans...........................         4,098             6,365         13             -         160      10,636
Average deposits........................         8,087             1,518         71         2,274          86      12,036



                             Business Line Results
                         Six Months Ended June 30, 1999

                                              Community          Capital      Asset                             Consolidated
(in thousands)                                Banking           Markets    Management     Treasury    Other       Total
                                              -------           -------    ----------     --------    -----       -----
Net interest income (FTE)...............      $163,633          $105,784    $ 1,274       $14,897    $(12,085)   $273,503
Noninterest income......................        37,801            50,724     44,759         2,775      17,746     153,805
Securities gains, net...................             -                 -          -         4,991           -       4,991
                                              --------           -------    --------     --------     --------    -------
  Total revenues........................       201,434           156,508     46,033        22,663       5,661     432,299
Total noninterest expenses, excluding
    intangible asset amortization.......       121,286            76,864     26,078         4,766      22,675     251,669
Goodwill and other intangible asset
    amortization........................           452                 -        547             -      24,515      25,514
Provision for loan and lease losses.....         6,701             8,154         33             -       6,091      20,979
                                              --------           -------    --------     --------     --------    -------
  Income before income taxes............        72,995            71,490     19,375        17,897     (47,620)    134,137
Income tax expense (FTE)................        28,693            24,296      7,756         3,845     (10,422)     54,168
                                              --------           -------    --------     --------     --------    -------
  Net income............................      $ 44,302           $47,194    $11,619       $14,052    $(37,198)   $ 79,969
                                              ========           =======    ========     ========     ========    =======

(in millions)
Average assets..........................      $  8,632           $ 7,064    $    72        $4,904    $ (2,940)   $ 17,732
Average loans...........................         4,036             6,367         13             -         170      10,586
Average deposits........................         8,105             1,580         59         2,187          85      12,016



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


ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

     Net income to common shareholders for the three months ended June 30, 2000 of $46.7 million, increased $12.2 million (35.4%) when compared to net income to common shareholders of $34.5 million for the three months ended June 30, 1999. Net income to common shareholders represents net income after deducting
preferred stock dividends.   Net income for the second quarter of 1999 included
$6.1 million in after tax costs ($10.0 million pre-tax) associated with the Allfirst brand introduction. Return on average assets and return on average stockholder's equity were 1.07% and 10.51%, respectively, for the three months ended June 30, 2000 compared to 0.85% and 7.82% for the three months ended June 30, 1999.

     Net income to common shareholders for the six months ended June 30, 2000 of $92.0 million, increased $17.6 million (23.7%) when compared to net income to common shareholders of $74.4 million for the six months ended June 30, 1999. There were no material nonrecurring revenues or expenses in the first half of 2000. Net income for the first six months of 1999 included after tax investment securities gains of $3.0 million ($5.0 million pretax) as well as after tax expenses of $6.1 million related to the Allfirst brand introduction. Excluding these items, net income to common shareholders for the first half of 2000 increased $14.6 million (18.9%) over the first half of 1999. Return on average assets and return on average common stockholder's equity were 1.05% and 10.44%, respectively, for the six months ended June 30, 2000 compared to 0.91% and 8.19% for the six months ended June 30, 1999.

   The increase in net income to common shareholders relative to the first half of 1999 was the result of lower operating expenses in the current year coupled with a decrease in the provision for loan and lease losses. These expense improvements more than offset a small decrease in operating revenues. In addition, the redemption of Allfirst's preferred stock in July 1999 resulted in a $1.9 million after tax increase in net income to common shareholders in the current year relative to the prior year.

     Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $57.7 million for the three months ended June 30, 2000, representing a $8.7 million (17.8%) increase over tangible net income to common shareholders of $49.0 million for the three months ended June 30, 1999. Excluding the one-time costs associated with the Allfirst brand introduction in 1999, tangible net income for the three months ended June 30, 2000 increased $2.6 million (4.7%) over the prior year period. Return on average tangible assets and return on average tangible common equity were 1.38% and 23.75%, respectively, for the second quarter of 2000 compared to 1.17% and 18.05% for the quarter ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Tangible net income for the six months ended June 30, 2000 was $114.0 million compared to $102.8 million for the six months ended June 30, 1999. Excluding the one-time costs associated with the Allfirst brand introduction and net after tax securities gains, tangible net income for the six months ended June 30, 2000 increased $8.2 million (7.8%) over the prior year period. Return on average tangible assets and return on average tangible common equity were 1.37% and 23.91%, respectively for the six months ended June 30, 2000 compared to 1.23% and 18.6% for the prior year period.

     Nonperforming assets at June 30, 2000 were $95.5 million, or 0.87% of loans, other real estate and other assets owned, a $15.0 million increase over the December 31, 1999 level of $80.5 million, or 0.74% of loans, other real estate and other assets owned. The growth was primarily attributable to a $22.5 million credit relationship with a large healthcare provider that was added to nonperforming assets during the first quarter. The exposure to this credit was reduced to $10.5 million during the second quarter of 2000. Aside from this relationship, there has been no appreciable change in the risk profile of this portfolio over the last four quarters. Asset quality is discussed in more detail on page 23.


Net Interest Income

     The largest source of Allfirst's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the second quarter of 2000 was $129.3 million, a decrease of $9.2 million when compared to net interest income of $138.5 million for the second quarter of 1999. The decrease in net interest income relative to the second quarter of 1999 is primarily due to a thirty four basis point decline in the spread between the yield on earning assets and the rate paid on interest bearing liabilities as well as the redemption of Allfirst's preferred stock during the third quarter of 1999 and the investment in bank owned life insurance during the fourth quarter of 1999 and the first quarter of 2000.

     Allfirst's net interest margin was 3.40% for the second quarter of 2000 compared to 3.64% for the second quarter of 1999. The yield on total earning assets increased from 6.99% in 1999 to 7.45% for 2000, which reflects the effects of a higher market interest rate environment. However, this increase was not enough to offset the increase on the rate paid on interest bearing liabilities. With the combination of lower deposits due to competitive pressures and reliance on purchased funds and borrowings to meet short-term funding requirements, the interest rate paid on total interest bearing liabilities increased from 4.15% in 1999 to 4.95% for 2000.

     The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months and six months ended June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)

                                                                        Three Months Ended
                                                    ------------------------------------------------------------------------
                                                         June 30, 2000                       June 30, 1999
                                                      -------------------------------        -------------
                                                     Average                   Yield/    Average                   Yield/
                                                     Balance    Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                     -------    ------------  --------   -------    ------------  ----------
                                                                              (dollars in millions)

ASSETS
Earning assets:
  Trading account securities...................       $  3.4        $  0.1      6.57%    $  34.4        $  0.4      4.94%
  Money market investments.....................         52.5           0.8      6.51        29.9           0.4      5.01
Investment securities (2):
  Taxable......................................      3,731.7          55.4      5.97     3,923.1          58.0      5.93
  Tax exempt...................................        423.2           8.4      7.98       397.0           8.2      8.27
  Equity investments...........................        167.1           3.7      8.94       196.2           2.5      5.19
                                                     -------        ------     -----     -------        ------     -----
    Total investment securities................      4,321.9          67.5      6.28     4,516.3          68.8      6.11
                                                     -------        ------     -----     -------        ------     -----
Loans held for sale............................         22.5           0.4      7.31        29.8           0.4      5.85
Loans (net of unearned income) (3):
  Commercial...................................      3,725.2          74.8      8.07     3,454.4          60.8      7.05
  Commercial real estate.......................      2,357.6          48.5      8.27     2,406.1          45.9      7.65
  Residential mortgage.........................        674.0          12.5      7.45       733.8          13.6      7.41
  Retail.......................................      2,906.9          59.9      8.28     2,865.1          57.7      8.07
  Commercial leases receivable.................        591.5           7.2      4.88       540.0           7.1      5.26
  Retail leases receivable.....................        388.3           7.0      7.24       325.3           6.1      7.56
  Foreign......................................        262.0           5.0      7.56       311.3           4.6      5.91
                                                     -------        ------     -----     -------        ------     -----
    Total loans................................     10,905.5         214.7      7.92    10,635.9         195.7      7.38
       Total earning assets....................     15,306.0         283.5      7.45    15,246.2         265.6      6.99
Allowance for loan and lease losses............       (157.4)                             (157.4)
Cash and due from banks........................        740.8                               833.3
Other assets...................................      1,713.5                             1,721.1
                                                    --------                            --------
  Total assets.................................    $17,602.9                           $17,643.3
                                                    ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand......................    $   126.4        $  0.6      1.84%  $   145.7        $  0.7      1.98%
  Money market accounts........................      2,527.3          18.1      2.88     2,669.1          17.2      2.58
  Savings......................................      1,282.2           5.4      1.69     1,419.9           6.2      1.76
  Other consumer time..........................      2,859.3          38.4      5.40     2,923.6          37.7      5.17
  Large denomination time......................      1,981.5          31.8      6.45     1,742.3          22.2      5.11
Deposits in foreign banking office.............        212.6           3.1      5.97       388.8           4.6      4.78
                                                     -------        ------     -----     -------        ------     -----
    Total interest bearing deposits............      8,989.3          97.4      4.36     9,289.4          88.6      3.83
                                                     -------        ------     -----     -------        ------     -----
Funds purchased................................      1,778.5          27.4      6.20     1,648.8          19.2      4.66
Other borrowed funds, short-term...............        573.0           8.2      5.76       490.4           5.7      4.65
Long-term debt.................................      1,195.6          21.3      7.15       869.6          13.7      6.30
                                                     -------        ------     -----     -------        ------     -----
    Total interest bearing liabilities.........     12,536.5         154.2      4.95    12,298.2         127.1      4.15
Noninterest bearing deposits...................      2,638.0                             2,746.3
Other liabilities..............................        633.1                               647.4
Redeemable preferred stock.....................          8.5                                 8.2
Stockholders' equity...........................      1,786.8                             1,943.1
                                                    --------                            --------
  Total liabilities and stockholders' equity...    $17,602.8                           $17,643.3
                                                    ========                            ========
 Net interest income, tax equivalent basis.....                     $129.3                              $138.5
                                                                    ======                              ======
Net interest spread (4)........................                                 2.50%                               2.84%
Contribution of interest free sources of funds.                                 0.90                                0.80
Net interest margin (5)........................                                 3.40%                               3.64%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax Equivalent Basis)

                                                                              Six Months Ended
                                                    ------------------------------------------------------------------------
                                                               June 30, 2000                       June 30, 1999
                                                      -------------------------------    ---------------------------------
                                                       Average                   Yield/    Average                   Yield/
                                                       Balance    Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                       -------    ------------  --------   -------    ------------  ----------
                                                                              (dollars in millions)

ASSETS
Earning assets:
  Trading account securities.....................    $    2.8        $  0.1      6.32%     $  31.4        $  0.8      4.86%
  Money market investments.......................        55.9           1.7      6.16         26.1           0.6      4.84
Investment securities:
  Taxable........................................     3,722.9         111.3      6.01     4,026.4         120.0       6.01
  Tax exempt.....................................       423.8          16.7      7.95       403.8          15.8       7.90
  Equity investments.............................       206.2           5.6      5.43       178.1           4.4       4.99
                                                     --------        ------      ----     --------       ------     -------
     Total investment securities.................     4,352.9         133.6      6.17     4,608.2         140.2       6.14
                                                     --------        ------      ----     --------       ------     -------
Loans held for sale..............................        20.0            .7      7.35        32.6           1.0       6.16
Loans (net of unearned income):
  Commercial.....................................     3,642.4         143.7      7.94     3,428.7         120.3       7.08
  Commercial real estate.........................     2,351.2          95.6      8.18     2,373.3          91.7       7.79
  Residential....................................       677.7          25.2      7.47       764.7          28.5       7.51
  Retail.........................................     2,922.6         119.4      8.21     2,816.8         113.2       8.10
  Commercial leases receivable...................       599.4          14.7      4.92       540.2          14.5       5.41
  Retail leases receivable.......................       389.9          14.1      7.27       323.0          12.1       7.58
  Foreign........................................       269.1           8.9      6.63       339.6          10.3       6.10
                                                     --------        ------      ----     --------       ------     -------
     Total loans.................................    10,852.3         421.6      7.81    10,586.3         390.6       7.44
                                                     --------        ------      ----     --------       ------     -------
       Total earning assets......................    15,283.9         557.7      7.34    15,284.6         533.2       7.03
Allowance for credit losses......................      (157.4)                             (157.4)
Cash and due from banks..........................       762.2                               899.3
Other assets.....................................     1,688.0                             1,705.8
                                                     --------                            --------
     Total assets................................   $17,576.7                           $17,732.4
                                                     ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand........................   $   126.1        $  1.2      1.88%  $   142.5        $  1.4       2.10%
  Money market accounts..........................     2,511.4          35.2      2.82     2,697.6          36.6       2.73
  Savings........................................     1,286.0          10.8      1.69     1,404.2          14.1       2.02
  Other consumer time............................     2,838.3          74.7      5.30     2,984.3          77.2       5.21
  Large denomination time........................     1,994.5          62.9      6.34     1,632.6          41.8       5.17
Deposits in foreign banking office...............       250.4           7.2      5.76       393.8           9.4       4.83
                                                     --------        ------      ----     --------       ------     -------
       Total interest bearing deposits...........     9,006.7         192.0      4.29     9,255.1         180.5       3.93
                                                     --------        ------      ----     --------       ------     -------
Funds purchased..................................     1,680.1          49.6      5.95     1,769.6          41.0       4.68
Other borrowed funds, short-term.................       595.0          16.5      5.57       467.0          10.8       4.68
Long-term debt...................................     1,195.6          42.0      7.06       863.0          27.3       6.38
                                                     --------        ------      ----     --------       ------     -------
       Total interest bearing liabilities........    12,477.4         300.1      4.84    12,354.7         259.7       4.24
                                                     --------        ------      ----     --------       ------     -------
Noninterest bearing deposits.....................     2,639.0                             2,760.5
Other liabilities................................       680.7                               632.6
Redeemable preferred stock.......................         8.5                                 8.1
Stockholders' equity.............................     1,771.1                             1,976.4
                                                     --------                            --------
  Total liabilities and stockholders' equity.....   $17,576.7                           $17,732.4
                                                     ========                            ========
Net interest income, tax equivalent basis........                    $257.6                              $273.5
                                                                      =====                               =====
Net interest spread..............................                                2.50%                               2.80%
Contribution of interest free sources of funds...                                0.89                                0.81
Net interest margin..............................                                3.39%                               3.61%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

  The following table presents the components of noninterest income for the three months ended June 30, 2000 and 1999.


                               Noninterest Income

                                                                      Three Months Ended
                                                                           June  30,                   Net Change
                                                                  ---------------------------          ----------
                                                                      2000            1999        Dollar       Percent
                                                                      ----            ----        ------       -------
                                                                                  (dollars in thousands)
Service charges on deposit accounts...................              $24,591         $23,037      $ 1,554           6.8%
Trust and investment advisory fees....................               21,995          19,931        2,064          10.4
Electronic banking income.............................                7,356           6,335        1,021          16.1
Other income..........................................               31,345          29,523        1,822           6.2
                                                                    -------          ------       ------        ------
     Total fees and other income......................               85,287          78,826        6,461           8.2
Securities gains, net.................................                  143            (292)         435        (149.0)
                                                                    -------          ------       ------        ------
   Total noninterest income...........................              $85,430         $78,534       $6,896           8.8%
                                                                    =======          =======      ======        ======

  Allfirst's noninterest income for the second quarter of 2000 was $85.4 million, a $6.9 million (8.8%) increase from noninterest income for the second quarter of 1999. Service charges on deposit accounts increased with growth in corporate deposit service charges offsetting a decrease in retail deposit service charges. Trust and investment advisory fees increased primarily due to growth in custody fees, investment advisory fees, and proprietary funds management fees. Electronic banking income increased primarily due to debit card interchange income. Other income increased when compared to the same period in 1999, reflecting increases in mortgage banking income, merchant and credit card income as well as trading income. Additionally, increases in line of credit fees, cash surrender value of bank owned life insurance, and income on equity investments more than offset a decline in lease residual gains.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  The following table presents the components of noninterest income for the six months ended June 30, 2000 and 1999.

                               Noninterest Income

                                                                        Six Months Ended
                                                                           June  30,                   Net Change
                                                                  ---------------------------          ----------
                                                                      2000            1999        Dollar       Percent
                                                                      ----            ----        ------       -------
                                                                                  (dollars in thousands)
Service charges on deposit accounts...................             $ 48,588        $ 47,858      $   730           1.5%
Trust and investment advisory fees....................               43,827          39,894        3,933           9.9
Electronic banking income.............................               13,341          11,467        1,874          16.3
Other income..........................................               56,756          54,586        2,170           3.9
                                                                    -------         -------       ------        ------
     Total fees and other income......................              162,512         153,805        8,707           5.7
Securities gains, net.................................                  175           4,991       (4,816)        (96.5)
                                                                    -------         -------       ------        ------
   Total noninterest income...........................             $162,687        $158,796      $ 3,891           2.5%
                                                                    =======         =======       ======        ======


  Allfirst's noninterest income for the six months ended June 30, 2000 was $162.7 million, a $3.9 million (2.5%) increase from noninterest income for the six months ended June 30, 1999. Service charges on deposit accounts increased with growth in corporate deposit service charges offsetting a decrease in retail deposit service charges. Trust and investment advisory fees increased due to a higher level of custodial fees, personal trust fees and investment advisory fees. Electronic banking income increased primarily due to an increase in debit card interchange income. Other income increased with growth from securities sales and fees, trading income, letter of credit fees, cash surrender value of bank owned life insurance, income on equity investments and late charges more than offsetting decreases in mortgage banking income, retail and corporate customer service fees, and lease residual gains. Securities gains, for the first half of 1999 included investment securities gains of $5.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

The following table presents the components of noninterest expenses for the three months ended June 30, 2000 and 1999.


                              Noninterest Expenses


                                                                      Three Months Ended
                                                                           June 30,                     Net Change
                                                                  --------------------------            ----------
                                                                  2000                 1999         Dollar          Percent
                                                                  ----                 ----         ------          -------
                                                                                   (dollars in thousands)
Salaries and other personnel costs.........................      $ 69,086           $ 68,311       $    775             1.1%
Equipment costs............................................        11,076             13,229         (2,153)          (16.3)
Occupancy costs............................................         9,038              8,741            297             3.4
Other operating expenses:
   Postage and communications..............................         4,945              4,864             81             1.7
   Advertising and public relations........................         3,972              8,560         (4,588)          (53.6)
   Lending and collection..................................         1,427              5,176         (3,749)          (72.4)
   Other operating expenses................................        17,878             22,554         (4,676)          (20.7)
                                                                 --------            -------        -------            -----
      Total operating expenses.............................       117,422            131,435        (14,013)          (10.7)
Intangible assets amortization expense.....................        11,974             12,750           (776)           (6.1)
                                                                 --------            -------        -------            -----
         Total noninterest expenses........................      $129,396           $144,185       $(14,789)          (10.3)%
                                                                 ========            =======        =======            =====

     Allfirst's noninterest expenses for the quarter ended June 30, 2000 were $129.4 million, a $14.8 million (10.3%) decrease from noninterest expenses for the quarter ended June 30, 1999. The quarter ended June 30, 1999 included $10.0 million in expenses associated with the Allfirst brand introduction. Increases in salaries and other personnel costs were partially offset by lower pension and health care costs. Reduced depreciation expense contributed to equipment costs decreasing from 1999. Advertising and public relations expenses for the quarter ended June 30, 1999 included Allfirst brand introduction related expenses. Lending and collection expenses declined due to decreases in legal fees and other lending expenses associated with the Corporations's foreign maritime loan portfolio. Other operating expenses for the quarter ended June 30, 1999 included costs related to year 2000 compliance as well as associated with the new Allfirst brand name. Other operating expenses also declined compared to 1999 due to lower deferred compensation costs in the current quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table presents the components of noninterest expenses for the six months ended June 30, 2000 and 1999.


                              Noninterest Expenses


                                                                       Six Months Ended
                                                                           June 30,                     Net Change
                                                                  --------------------------            ----------
                                                                  2000                 1999         Dollar          Percent
                                                                  ----                 ----         ------          -------
                                                                                   (dollars in thousands)
Salaries and other personnel costs.........................      $135,681           $137,244       $ (1,563)           (1.1%)
Equipment costs............................................        22,932             24,534         (1,602)           (6.5)
Occupancy costs............................................        18,550             18,253            297             1.6
Other operating expenses:
   Postage and communications..............................        10,059             10,590           (531)           (5.0)
   Advertising and public relations........................         6,958             10,551         (3,593)          (34.1)
   Lending and collection..................................         3,361             10,086         (6,725)          (66.7)
   Other operating expenses................................        33,366             40,411         (7,045)          (17.4)
                                                                 --------            -------        -------            -----
      Total operating expenses.............................       230,907            251,669        (20,762)           (8.3)
Intangible assets amortization expense.....................        23,836             25,514         (1,678)           (6.6)
                                                                 --------            -------        -------            -----
         Total noninterest expenses........................      $254,743           $277,183       $(22,440)           (8.1)%
                                                                 ========            =======        =======            =====

     Allfirst's noninterest expenses for the six months ended June 30, 2000 were $254.7 million, a $22.4 million (8.1%) decrease from noninterest expenses for the six months ended June 30, 1999. The six months ended June 30, 1999 included $10.0 million in expenses associated with the Allfirst brand introduction. Salaries and other personnel costs decreased due to lower health care and pension costs that were partially offset by increases in salaries and incentives. Equipment costs decreased due to reduced depreciation expense, which partially offset increased equipment rental expense and equipment maintenance and repairs. Advertising and public relations expenses for the six months ended June 30, 1999 included expenses related to the Allfirst brand introduction. Lending and collection expenses declined due to decreases in legal fees and other lending expenses associated with the Corporation's foreign maritime loan portfolio. Other operating expenses for the six months ended June 30, 1999 included contract programming costs related to year 2000 compliance, and costs associated with the new Allfirst brand introduction. Other operating expenses also declined compared to 1999 due to a decrease in expenses related to the foreign maritime loan portfolio and a decrease in deferred compensation costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ANALYSIS OF FINANCIAL CONDITION

     Allfirst's total assets at June 30, 2000 were $18.0 billion, a $535 million increase from total assets of $17.5 billion at December 31, 1999. Other assets increased $286 million primarily due to a $179 million investment in bank owned life insurance and an increase in the fair value of derivative contracts. The investment in bank owned life insurance was funded by investment securities sales in 1999. Additional increases in assets were $199 million in net loans, primarily in commercial loans, as well as a $43 million increase in loans held-for-sale.

     Investment securities available for sale at June 30, 2000 of $4.2 billion had net unrealized losses of $161 million compared to net unrealized losses of $157 million at December 31, 1999. The taxable equivalent yield on the entire securities portfolio for the quarter ended June 30, 2000 was 6.28% compared to 6.11% for the second quarter of 1999. Investment securities sold in the first six months of 2000 totaled $143 million and generated pretax gains of $175 thousand. In the first half of 2000, Allfirst purchased $260 million of investment securities partially offsetting $255 million of maturities, calls and paydowns of securities and the $143 million of securities sold.

     Loans and leases increased $199 million when compared to December 31, 1999. Growth in commercial loans, commercial real estate loans, and commercial and retail leases receivable were offset by declines in the retail, residential mortgage, and foreign loan portfolios. Commercial loans increased $249 million, with growth primarily in loans to mid-sized and large corporate customers in Maryland and Pennsylvania. The Commercial real estate portfolio increased $23
million.   Low vacancy levels and stable to increasing rents have created a favorable market for real estate financing. Residential mortgage loans declined as part of Allfirst's ongoing strategy to hold residential mortgages in the form of mortgage backed securities rather than as loans. Retail loans declined $49 million from year end primarily due to a decline in auto loans. Commercial leases increased $17 million from year end primarily in the rail car sector. Foreign loans decreased $31 million due to a decline in foreign maritime loans. The foreign maritime portfolio is expected to continue to decline in 2000 as the workout of problem credits continues.

     Significant fluctuations in liabilities included a $281 million decline in total deposits from December 31, 1999 with a decrease in purchased deposits of
-----
$364 million being partially offset by an increase of $90 million in noninterest bearing deposits. Federal funds purchased and securities sold under repurchase agreements increased $1.0 billion when compared to December 31, 1999, partially offsetting the $364 million decrease in purchased deposits and a $158 million decrease in other short-term borrowings, while supporting asset growth of $535 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

     Nonperforming assets were $95.5 million at June 30, 2000, compared to $80.5 million at December 31, 1999, an increase of $15.0 million. Nonaccrual loans increased $11.6 million. Additions to nonperforming loans in the first six months of 2000 aggregated $55.8 million. These additions were offset by reductions in nonaccrual loans totaling $44.2 million, comprised of paydowns and payoffs of nonaccrual loans totaling $20.4 million, charge-offs of $13.2 million, loans returned to accrual status of $6.6 million and transfers to other real estate and other assets owned of $4.0 million.

     During the first quarter of 2000, Allfirst placed a $22.5 million credit relationship with a large healthcare provider on nonaccrual. This healthcare provider has been impacted by recent reductions in Medicare/Medicaid reimbursements. As a result of a partial loan sale and charge-offs, this exposure was reduced to $10.5 million at June 30, 2000. Aside from this relationship, there has been no appreciable change in the risk profile of the healthcare loan portfolio over the last four quarters. At June 30, 2000, Allfirst's exposure to the healthcare industry totaled approximately $851 million, including outstanding loans of $320 million, letters of credit of $358 million and unfunded loan commitments and risk participations of $173 million. With the exception of the $10.5 million credit relationship, there were no other nonaccrual healthcare loans at either June 30, 2000 or December 31, 1999.

     Over the last two years, Allfirst's foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly Asia, that depressed the dry bulk and tanker shipping industries. Although some volatility continues to exist, the signs of improvement shown by the dry bulk shipping industry in 1999 have continued in 2000. The tanker market has also recently shown signs of improvement. At June 30, 2000, Allfirst's total international maritime exposure was $206 million, including loans and leases of $175 million, $13 million in other foreign maritime assets, and $18 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at June 30, 2000 included $4.1 million in nonaccrual foreign maritime loans and $19.0 million in other nonperforming maritime assets compared to $6.5 million in nonaccrual foreign maritime loans and $15.8 million in other nonperforming maritime assets at December 31, 1999. Other nonperforming assets are classified as such because 1) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, into the loan agreement and 2) the value of the loan collateral is equal to the loan principal. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations.

     During the first quarter of 2000, Allfirst implemented an improved methodology for determining the appropriate level of the allowance for loan and lease losses for the commercial, commercial real estate, and foreign loan portfolios and the commercial lease portfolio. The improved methodology, which utilizes probability of default and loss in the event of default ratios, results in graduated reserve percentages by risk rating and accrual status. From December 31, 1999 to June 30, 2000, allocated reserves on the commercial portfolios increased by $14 million mainly due to the higher level of nonaccrual loans. Reserves for commercial real estate decreased by $3.2 million reflecting the low level of classified assets and non-accruals. Reserves allocated to the foreign maritime portfolio declined by $4.1 million due to stabilizing collateral values, risk profiles and loan paydowns.

     Reserves allocated to specific portfolios are Allfirst's best estimate of inherent losses within a range of credit losses given the current economic climate. Unallocated reserves are available to support losses that are probable within the high end of the loss range as determined by statistical methods. As of June 30, 2000, the unallocated reserve represented 36.1% of the total allowance for loan and lease losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The provision for loan and lease losses for the first six months of 2000 was $16.9 million, a decrease of $4.1 million from the $21.0 million provision for the first six months of 1999. Net charge-offs decreased $4.1 million compared to the first half of 1999. The decrease in net charge-offs was primarily due to a $7.5 million decrease in foreign maritime net charge-offs which were offset by increases in commercial charge-offs.

     The following tables detail information on the allowance for loan and lease losses and net charge-offs for the six months ended June 30, 2000 and 1999 and nonperforming assets at June 30, 2000 and December 31, 1999.


                             Asset Quality Analysis

ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                  -------------------------------
                                                                                      2000               1999
                                                                                   -----------         ----------
                                                                                           (in thousands)
Beginning balance....................................                               $157,351              $157,351
Provision for loan and lease losses..................                                 16,875                20,979
Net charge-offs......................................                                (16,875)              (20,979)
Allowance attributable to loans sold.................                                    -                     -
                                                                                   -----------          ----------
   Ending balance....................................                               $157,351              $157,351
                                                                                   ===========          ==========

ANNUALIZED NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans.....................................                                  0.47%                0.17%
Commercial real estate loans.........................                                  0.01                (0.11)
Residential mortgages................................                                  0.21                 0.55
Retail loans.........................................                                  0.37                 0.58
Commercial leases receivable.........................                                  0.05                    -
Retail leases receivable.............................                                  0.61                 0.43
Foreign loans........................................                                  0.66                 5.00
                                                                                       ----                 ----
  Total..............................................                                  0.31%                0.40%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following table details information on nonperforming assets at June 30, 2000 and December 31, 1999.


NONPERFORMING ASSETS

                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                    -----------    ---------------
                                                                                            (in thousands)
Nonaccrual loans:
Domestic:
   Commercial................................................................        $30,226          $13,496
   Commercial real estate....................................................          9,471            8,151
   Residential mortgage......................................................         17,560           20,511
   Commercial leases receivable..............................................            643              264
Foreign......................................................................          5,468            9,302
                                                                                     -------          -------
       Total nonaccrual loans................................................         63,368           51,724
Other real estate and assets owned (1).......................................         13,023           12,971
Other (2)....................................................................         19,060           15,767
                                                                                     -------          -------
       Total nonperforming assets............................................        $95,451          $80,462
                                                                                     =======          =======

 Accruing loans contractually past due 90 days or more as to principal
   or interest...............................................................        $34,915          $31,693
                                                                                     =======          =======

____________________
(1) Other real estate and other assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(2) Other includes maritime loans discussed in detail under "Nonperforming Assets."


ASSET QUALITY RATIOS

                                                                                        June 30,       December 31,
                                                                                          2000             1999
                                                                                       ----------     --------------
Nonperforming assets as a percentage of :
  Total loans, net of unearned income plus other foreclosed assets owned.....              0.87%            0.74%
Allowance for loan and lease losses as a percentage of :
  Period end loans...........................................................              1.43             1.46
  Nonperforming loans........................................................            248.31           304.21




CAPITAL ADEQUACY AND RESOURCES

     Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At June 30, 2000, Allfirst's Tier 1 risk based capital ratio was 9.58% ($1.5 billion of Tier 1 capital) and its total risk based capital ratio was 12.67% ($2.0 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

  Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at June 30, 2000 Allfirst and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios

                                                                                 Regulatory Capital Ratios
                                                                                 -------------------------
                                                                           Tier 1          Total        Leverage
                                                                        -------------  -------------  -------------
Allfirst..........................................................           9.58%         12.67%          8.83%
Allfirst Bank.....................................................           9.20          11.33           8.39
Allfirst Financial Center N.A. ...................................          36.80          37.50          16.10
Regulatory Guidelines:
  Minimum.........................................................           4.00           8.00           3.00
  Well Capitalized................................................           6.00          10.00           5.00


LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $70.3 million for the six months ended June 30, 2000. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. On March 24, 2000, Allfirst paid a dividend of $92 million to its sole common shareholder, Allied Irish Banks, p.l.c. ("AIB"). On July 18, 2000, the Board of Directors of Allfirst declared a dividend of $46 million, payable to AIB on September 20, 2000.

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

Interest Rate Risk Management

     Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At June 30, 2000, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 1999 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

     Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first six months of 2000.


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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                 The following exhibit is furnished to this Form 10-Q:

                 (27)  Financial Data Schedule

        (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 2000.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Allfirst Financial Inc.


August 14, 2000                         By  /s/ Robert L. Carpenter, Jr.
                                        --------------------------------
                                        Executive Vice President and Controller