Form 10-Q
period 2000-09-30
ALLFIRST FINANCIAL INC
filed 2000-11-14
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                               _________________

                                   FORM 10-Q

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes     No  X
                                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     All 597,763 outstanding shares of Common Stock of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX


                                                                                          Page No
                                                                                          -------
Part I.  Financial Information
   Item 1.  Financial Statements (Unaudited)
            Consolidated Statements of Income...........................................      3
            Consolidated Statements of Financial Condition..............................      4
            Consolidated Statements of Changes in Stockholders' Equity..................      5
            Consolidated Statements of Cash Flows.......................................      6
            Notes to Consolidated Financial Statements..................................      7
   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................     10
   Item 3. Quantitative and Qualitative Disclosures about Market Risk...................     22
Part II.  Other Information.............................................................
   Item 1.  Legal Proceedings...........................................................     23
   Item 6.  Exhibits and reports on Form 8-K............................................     23
Signatures..............................................................................     23

Item 1. Financial Statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                   September  30,                   September 30,
                                                             ----------------------------     -------------------------
                                                                  2000            1999            2000          1999
                                                                --------        --------        --------       --------
                                                                                  (in thousands)
Interest Income
Interest and fees on loans and leases.......................    $222,060        $200,180        $641,811       $589,053
Interest and dividends on investment securities:
   Taxable..................................................      55,540          57,224         166,867        177,259
   Tax-exempt...............................................       5,838           5,150          16,725         15,451
   Dividends................................................       3,054           2,914           8,356          7,024
Interest on loans held-for-sale.............................         377             181           1,107          1,178
Other interest income.......................................       1,490             902           3,289          2,284
                                                                --------        --------        --------       --------
      Total interest and dividend income....................     288,359         266,551         838,155        792,249
                                                                --------        --------        --------       --------
Interest Expense
Interest on deposits........................................     113,515          88,955         305,543        269,496
Interest on Federal funds purchased and other short-term
      borrowings............................................      29,561          27,142          95,721         78,996
Interest on long-term debt..................................      22,141          17,028          64,127         44,341
                                                                --------        --------        --------       --------
      Total interest expense................................     165,217         133,125         465,391        392,833
                                                                --------        --------        --------       --------
Net Interest Income.........................................     123,142         133,426         372,764        399,416
Provision for loan and lease losses.........................       6,202           6,185          23,077         27,164
                                                                --------        --------        --------       --------
Net Interest Income After Provision for Loan and Lease
Losses......................................................     116,940         127,241         349,687        372,252
                                                                --------        --------        --------       --------
Noninterest Income
Service charges on deposit accounts.........................      25,370          23,060          73,958         70,918
Trust and investment advisory income........................      22,062          20,662          65,889         60,556
Electronic banking income...................................       7,462           6,524          20,803         17,991
Other income................................................      30,328          24,986          87,084         79,572
Securities gains (losses), net..............................         (29)            (12)            146          4,979
                                                                --------        --------        --------       --------
      Total noninterest income..............................      85,193          75,220         247,880        234,016
                                                                --------        --------        --------       --------
Noninterest Expense
Salaries and other personnel costs..........................      68,850          67,883         204,531        205,127
Equipment costs.............................................      11,222           9,292          34,154         33,826
Occupancy costs.............................................       9,231           9,158          27,781         27,411
Postage and communications..................................       5,063           4,848          15,122         15,439
Advertising and public relations............................       5,457           2,825          12,415         13,376
Lending and collection......................................       1,551           1,779           4,912         11,865
Other operating expenses....................................      18,101          17,295          51,467         57,705
Intangible assets amortization expense......................      11,974          12,741          35,810         38,255
                                                                --------        --------        --------       --------
      Total noninterest expenses............................     131,449         125,821         386,192        403,004
                                                                --------        --------        --------       --------
Income before income taxes..................................      70,684          76,640         211,375        203,264
Income tax expense..........................................      23,864          28,534          72,394         75,189
                                                                --------        --------        --------       --------
Net Income..................................................      46,820          48,106         138,981        128,075
Dividends on preferred stock................................         101             101             304          5,659
                                                                --------        --------        --------       --------
Net Income to Common Shareholders...........................    $ 46,719        $ 48,005        $138,677       $122,416
                                                                ========        ========        ========       ========


          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                              September 30,   December 31,
                                                                                                  2000           1999
                                                                                               -----------    -----------
                                                                                                     (in thousands,
                                                                                                except for share amounts)
Assets
Cash and due from banks...................................................................     $   844,096    $   798,389
Interest bearing deposits in other banks..................................................           1,273          1,339
Trading account securities................................................................           4,531          1,716
Federal funds sold and securities purchased under resale  agreements......................         217,900        147,225
Investment securities available-for-sale..................................................       4,291,197      4,287,343
Loans held-for-sale.......................................................................          11,142          4,808
Loans, net of unearned income of $224,230 and $217,146:
   Commercial.............................................................................       3,805,071      3,542,014
   Commercial real estate.................................................................       2,373,373      2,329,886
   Residential mortgage...............................................                             661,950        686,780
   Retail.................................................................................       2,899,414      2,945,593
   Commercial leases receivable...........................................................         636,092        615,670
   Retail leases receivable...............................................................         379,389        383,880
   Foreign................................................................................         225,471        276,807
                                                                                               -----------    -----------
      Total loans, net of unearned income.................................................      10,980,760     10,780,630
Allowance for credit losses...............................................................        (157,351)      (157,351)
                                                                                               -----------    -----------
      Loans, net..........................................................................      10,823,409     10,623,279
                                                                                               -----------    -----------
Premises and equipment....................................................................         198,027        203,425
Due from customers on acceptances.........................................................           7,823          4,601
Intangible assets.........................................................................         804,756        841,161
Other assets..............................................................................         986,549        593,964
                                                                                               -----------    -----------
          Total assets....................................................................     $18,190,703    $17,507,250
                                                                                               ===========    ===========
Liabilities and Stockholders' Equity
Domestic deposits:
   Noninterest bearing deposits...........................................................     $ 2,658,753    $ 2,735,959
   Interest bearing deposits..............................................................       9,478,737      9,074,884
Interest bearing deposits in foreign banking office.......................................         402,131        331,744
                                                                                               -----------    -----------
      Total deposits......................................................................      12,539,621     12,142,587
Federal funds purchased and securities sold under repurchase agreements...................       1,069,421        921,274
Other borrowed funds, short-term..........................................................         657,157        709,762
Bank acceptances outstanding..............................................................           7,823          4,602
Accrued taxes and other liabilities.......................................................         853,839        702,150
Long-term debt............................................................................       1,195,857      1,195,394
                                                                                               -----------    -----------
      Total liabilities...................................................................      16,323,718     15,675,769
                                                                                               -----------    -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
preference per share: authorized and issued 90,000 shares.................................           8,526          8,341
Minority interest.........................................................................             112            120
Stockholders' equity:
Common Stock, no par value; authorized 1,200,000 shares,
   issued 597,763 shares..................................................................          85,395         85,395
Capital surplus...........................................................................         582,780        582,780
Retained earnings.........................................................................       1,253,138      1,252,646
Accumulated other comprehensive loss......................................................         (62,966)       (97,801)
                                                                                               -----------    -----------
      Total stockholders' equity..........................................................       1,858,347      1,823,020
                                                                                               -----------    -----------
      Total liabilities, redeemable preferred stock and stockholders' equity..............     $18,190,703    $17,507,250
                                                                                               ===========    ===========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                                                                                 Compre-
                                                                                                 hensive
                                                             Preferred    Common    Capital      Income       Retained
                                                               Stock       Stock    Surplus      (Loss)       Earnings      Total
                                                               -----       -----    -------      ------       --------      -----
                                                                                       (in thousands)
Nine Months Ended September 30, 1999
------------------------------------
Balance, December 31, 1998...............................   $ 30,000     $85,395   $ 701,988    $ 23,379    $1,170,565   $2,011,327
Net income...............................................          -           -           -           -       128,075      128,075
Other comprehensive income, net of tax:
  Minimum pension liability adjustment...................          -           -           -        (603)            -         (603)
  Change in unrealized gains/losses on investment
  securities, net of reclassification adjustment (1).....          -           -           -     (88,767)            -      (88,767)
                                                                                                                            -------
    Other comprehensive income...........................                                                                   (89,370)
                                                                                                                            -------
      Comprehensive income...............................          -           -           -           -             -       38,705
                                                                                                                            -------
Redemption of preferred stock............................    (30,000)          -    (120,000)          -             -     (150,000)
Accretion of redeemable preferred stock..................          -           -           -           -          (171)        (171)
Dividends declared on common stock.......................          -           -           -           -       (90,000)     (90,000)
Dividends declared on  preferred stock...................          -           -           -           -        (5,356)      (5,356)
Dividends declared on redeemable preferred stock.........          -           -           -           -          (303)        (303)
                                                            --------     -------   ---------    --------    ----------   ----------
Balance, September 30, 1999..............................   $      -     $85,395   $ 581,988    $(65,991)   $1,202,810   $1,804,202
                                                            ========     =======   =========    ========    ==========   ==========
Nine Months Ended September 30, 2000
------------------------------------
Balance, December 31, 1999...............................   $      -     $85,395   $ 582,780    $(97,801)   $1,252,646   $1,823,020
Net income...............................................          -           -           -           -       138,981      138,981
Other comprehensive income, net of tax:
  Minimum pension liability adjustment...................          -           -           -         963             -          963
  Change in unrealized gains/losses on investment
   securities, net of reclassification adjustment (1)....          -           -           -      33,872             -       33,872
                                                                                                                            -------
    Other comprehensive income...........................                                                                    34,835
                                                                                                                            -------
      Comprehensive income...............................          -           -           -           -             -      173,816
                                                                                                                            -------
Accretion of redeemable preferred stock..................          -           -           -           -          (185)        (185)
Dividends declared on common stock.......................          -           -           -           -      (138,000)    (138,000)
Dividends declared on redeemable preferred stock.........          -           -           -           -          (304)        (304)
                                                            --------     -------   ---------    --------    ----------   ----------
Balance, September 30, 2000..............................   $      -     $85,395   $ 582,780    $(62,966)   $1,253,138   $1,858,347
                                                            ========     =======   =========    ========    ==========   ==========

(1)  Disclosure of reclassification amount:                                                              Nine Months Ended
                                                                                                           September 30,
                                                                                                         ------------------
                                                                                                            2000      1999
                                                                                                         -------  --------
     Net unrealized holding gains (losses) on investment securities arising during period........        $33,960  $(85,757)
     Less: reclassification adjustment for realized gains included in net income.................             88     3,010
                                                                                                         -------  --------
     Change in unrealized gains/losses on investment securities, net of tax......................        $33,872  $(88,767)
                                                                                                         =======  ========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         -----------------------
                                                                                                              2000          1999
                                                                                                         ---------   -----------
                                                                                                             (in thousands)
Operating Activities
Net income.........................................................................................      $ 138,981   $   128,075
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses......................................................................         23,077        27,164
  Provision for other real estate losses...........................................................          1,144         1,890
  Depreciation and amortization....................................................................         60,294        64,400
  Deferred income tax expense (credit).............................................................         11,099       (34,781)
  Net gain on the sale of assets...................................................................           (690)       (6,944)
  Net (increase) decrease in loans originated for sale.............................................         (6,334)       74,088
  Net increase in trading account securities.......................................................         (2,815)      (18,678)
  Net (increase) decrease in accrued interest receivable...........................................         (1,098)        1,864
  Net (decrease) increase in accrued interest payable..............................................        (25,301)       23,750
  Other, net.......................................................................................       (195,198)       95,508
                                                                                                         ---------   -----------
    Net cash provided by operating activities......................................................          3,159       356,336
                                                                                                         ---------   -----------
Investing Activities
  Proceeds from sales of investment securities available-for-sale..................................        253,592     1,359,073
  Proceeds from paydowns and maturities of investment securities available-for-sale................        392,125       672,592
  Purchases of investment securities available-for-sale............................................       (478,349)   (1,881,885)
  Net (increase) decrease in short-term investments................................................        (70,675)       59,453
  Net disbursements from lending activities of banking subsidiaries................................       (237,883)     (457,296)
  Principal collected on loans of nonbank subsidiaries.............................................         11,662        (7,205)
  Loans originated by nonbank subsidiaries.........................................................        (10,045)        7,884
  Principal payments received under leases.........................................................          3,300         3,890
  Purchases of assets to be leased.................................................................           (707)       (1,063)
  Proceeds from the sale of other real estate......................................................          8,283        28,310
  Net purchases of premises and equipment..........................................................        (17,834)      (26,374)
  Purchase of bank owned life insurance............................................................       (179,000)            -
  Other, net.......................................................................................         13,741        (3,372)
                                                                                                         ---------   -----------
    Net cash used by investing activities..........................................................       (311,790)     (245,993)
                                                                                                         ---------   -----------
Financing Activities
  Net increase in deposits.........................................................................        397,034        35,750
  Net increase (decrease) in short-term borrowings.................................................         95,542      (584,836)
  Proceeds from the issuance of long-term debt.....................................................              -       299,615
  Principal payments on long-term debt.............................................................              -       (60,000)
  Proceeds from the issuance of subordinated capital trust enhanced securities.....................              -        98,903
  Redemption of Preferred Stock....................................................................              -      (150,000)
  Cash dividends paid..............................................................................       (138,304)      (95,658)
                                                                                                         ---------   -----------
    Net cash provided (used) for financing activities..............................................        354,272      (456,226)
                                                                                                         ---------   -----------
Increase (decrease) in cash and cash equivalents...................................................         45,641      (345,883)
Cash and cash equivalents at January 1,............................................................        799,728     1,207,656
                                                                                                         ---------   -----------
Cash and cash equivalents at September 30,.........................................................      $ 845,369   $   861,773
                                                                                                         =========   ===========
Supplemental Disclosures
   Interest payments...............................................................................      $ 490,692   $   369,083
   Income tax payments, net of tax refunds.........................................................         33,345        29,232

Noncash Investing And Financing Activities
   Loan charge-offs................................................................................         30,819        33,332
   Transfers to other real estate and other assets owned...........................................         10,965        26,209


          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 1999 Annual Report on Form 10-K.

 2.   Recent Accounting Pronouncements

          SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -An Amendment of SFAS 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

          Allfirst plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. Based on the financial position of Allfirst and the nature and purpose of the derivative instruments in use at September 30, 2000, the impact of adopting the provisions of this statement on Allfirst's financial position have been estimated to be immaterial. However, while we anticipate the impact to be immaterial at this point, the future impact of this statement could depend on a variety of factors, including Allfirst's financial position, the future interest rate environment, and the nature and purpose of the derivative instruments in use at that time.

          SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125", was issued in September 2000. While most of the provisions of Statement No. 125 have been carried forward without reconsideration, certain provisions of Statement 125 were reconsidered and amended or clarified by Statement No 140. The new statement clarifies accounting for transfers of financial assets where the entity has continuing involvement. These transfers may be considered sales of all or part of the assets or as secured borrowings, depending on the circumstances. The statement also addessses how transferors and transferees should account for sales and secured borrowing. The impact of adopting the requirements of this Standard on Allfirst's financial position, results of operations, and cash flow is expected to be immaterial.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.   Investment Securities

          The amortized cost and fair value of available-for-sale securities at September 30, 2000 are as follows:

                                                                              Gross            Gross
                                                           Amortized       Unrealized        Unrealized          Fair
                                                             Cost             Gains            Losses            Value
                                                          ----------       ----------        ----------       ----------
                                                                                  (in thousands)
U.S. Treasury and U.S. Government agencies.........       $  138,842          $   118        $    (935)       $  138,025
Mortgage-backed obligations........................        2,044,086            2,699          (69,996)        1,976,789
Collateralized mortgage obligations................          953,897            1,119          (10,632)          944,384
Asset-backed securities............................          432,730              929           (3,083)          430,576
Obligations of states and political subdivisions...          477,309            4,405           (7,196)          474,518
Other debt securities..............................           74,325               81                -            74,406
Equity securities..................................          269,471              784          (17,756)          252,499
                                                          ----------          -------        ---------        ----------
        Total......................................       $4,390,660          $10,135        $(109,598)       $4,291,197
                                                          ==========          =======        =========        ==========

4.   Line of Business Reporting

          Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to domestic and international corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. The column "Other" includes merchant services and other smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. Other also receives a credit for funds provided and charges for funds used.

          Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line plus an appropriate share of corporate overhead expenses. A match funded transfer pricing system is used to allocate interest income and expense, with a business line receiving credit for funds provided and charges for funds used. Loan loss provisions and the allowance for loan and lease losses are allocated based on the historical credit losses by product line of each business line's loan portfolio. Interest rate risk is aggregated from all lines and classified under "Treasury". In addition, Treasury includes investment portfolio revenue, wholesale funding expenses and other revenue and expenses associated with the Treasury unit.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4.  Line of Business Reporting (continued)

          The following tables present operating information about each of Allfirst's business lines for nine months ended September 30, 2000 and 1999. Net interest income is presented on a fully tax equivalent ("FTE") basis, therefore, interest income from tax exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income was taxable at the statutory Federal Income tax rate of 35%. The offset to this adjustment is made to income tax expense.


                            Business Line Results
                     Nine Months Ended September 30, 2000

                                             Community        Capital        Asset                               Consolidated
(in thousands)                                Banking         Markets      Management     Treasury      Other       Total
                                             ---------        -------      ----------     --------      -----    ------------
Net interest income (FTE)..................   $251,495        $161,106       $ 1,929       $2,358     $(31,819)      $385,069
Noninterest income.........................     74,670          80,123        67,858        6,909       18,174        247,734
Securities gains, net......................          -              74             -           72            -            146
                                              --------        --------       -------       ------     --------       --------
   Total revenues..........................    326,165         241,303        69,787        9,339      (13,645)       632,949
Total noninterest expenses, excluding
   intangible asset amortization...........    192,845          98,242        37,357        5,573       16,365        350,382
Goodwill and other intangible asset
   amortization............................        678               -           821            -       34,311         35,810
Provision for loan and lease losses........     10,851          17,256            48            -       (5,078)        23,077
                                              --------        --------       -------       ------     --------       --------
   Income before income taxes..............    121,791         125,805        31,561        3,766      (59,243)       223,680
Income tax expense (FTE)...................     47,837          46,140        11,817         (901)     (20,194)        84,699
                                              --------        --------       -------       ------     --------       --------
   Net income..............................   $ 73,954        $ 79,665       $19,744       $4,667     $(39,049)      $138,981
                                              ========        ========       =======       ======     ========       ========

(in millions)
Average assets.............................   $  8,221        $  7,339       $    69       $5,341     $ (3,349)      $ 17,621
Average loans..............................      4,154           6,637            12            -           70         10,873
Average deposits...........................      7,789           1,385            56        2,516           79         11,825

                             Business Line Results
                      Nine Months Ended September 30, 1999

                                             Community        Capital        Asset                               Consolidated
(in thousands)                                Banking         Markets      Management     Treasury      Other       Total
                                             ---------        -------      ----------     --------      -----    ------------
Net interest income (FTE)..................   $246,417        $157,026     $ 1,828        $22,797     $(17,323)     $410,745
Noninterest income.........................     61,896          73,081      62,635          3,758       27,667       229,037
Securities gains, net......................          -               -           -          4,979            -         4,979
                                              --------        --------     -------        -------     --------      --------
   Total revenues..........................    308,313         230,107      64,463         31,534       10,344       644,761
Total noninterest expenses, excluding
   intangible asset amortization...........    180,415         110,660      39,254          6,909       27,512       364,750
Goodwill and other intangible asset
   amortization............................        678               -         821              -       36,756        38,255
Provision for loan and lease losses........     10,076          13,319          46              -        3,723        27,164
                                              --------        --------     -------        -------     --------      --------
   Income before income taxes..............    117,144         106,128      24,342         24,625      (57,647)      214,592
Income tax expense (FTE)...................     44,546          36,404       9,250          8,912      (12,595)       86,517
                                              --------        --------     -------        -------     --------      --------
   Net income..............................   $ 72,598        $ 69,724     $15,092        $15,713     $(45,052)     $128,075
                                              ========        ========     =======        =======     ========      ========

(in millions)
Average assets.............................   $  8,435        $  7,080     $    69        $ 4,955     $ (2,847)     $ 17,692
Average loans..............................      4,081           6,385          13              -          168        10,647
Average deposits...........................      8,032           1,559          56          2,221           83        11,951

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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

         Net income to common shareholders for the three months ended September 30, 2000 of $46.7 million, decreased $1.3 million (2.7%) when compared to net income to common shareholders of $48.0 million for the three months ended September 30, 1999. Net income to common shareholders represents net income after deducting preferred stock dividends. Return on average assets and return on average stockholder's equity were 1.05% and 10.24%, respectively, for the three months ended September 30, 2000 compared to 1.08% and 10.58% for the three months ended September 30, 1999.

         Net income to common shareholders for the nine months ended September 30, 2000 of $138.7 million, increased $16.3 million (13.3%) when compared to net income to common shareholders of $122.4 million for the nine months ended September 30, 1999. There were no material nonrecurring revenues or expenses in the first nine months of 2000. Net income for the first nine months of 1999 included after tax investment securities gains of $3.0 million ($5.0 million pretax) as well as after tax expenses of $6.1 million related to the Allfirst brand introduction. Excluding these items, net income to common shareholders for the first nine months of 2000 increased $13.2 million (10.5%) over the first nine months of 1999. Return on average assets and return on average common stockholder's equity were 1.05% and 10.39%, respectively, for the nine months ended September 30, 2000 compared to .97% and 9.02% for the nine months ended September 30, 1999.

         The increase in net income to common shareholders relative to the first nine months of 1999 was the result of lower noninterest expenses in the current year and a decrease in the provision for loan and lease losses. These expense improvements offset a modest decrease in operating revenues. In addition, the redemption of Allfirst's preferred stock in July 1999 resulted in a $2.3 million after tax increase in net income to common shareholders in the current year relative to the prior year.

         Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $57.8 million for the three months ended September 30, 2000, representing a $1.8 million (2.9%) decrease compared to tangible net income to common shareholders of $59.5 million for the three months ended September 30, 1999. Return on average tangible assets and return on average tangible common equity were 1.36% and 22.66%, respectively, for the third quarter of 2000 compared to 1.41% and 25.07% for the quarter ended September 30, 1999.

         Tangible net income for the nine months ended September 30, 2000 was $171.7 million compared to $162.3 million for the nine months ended September 30, 1999. Excluding the one-time costs associated with the Allfirst brand introduction and net after tax securities gains, tangible net income for the nine months ended September 30, 2000 increased $6.3 million (3.8%) over the prior year period. Return on average tangible assets and return on average tangible common equity were 1.37% and 23.51%, respectively, for the nine months ended September 30, 2000 compared to 1.29% and 21.83% for the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Nonperforming assets at September 30, 2000 were $89.0 million, or 0.81% of loans, other real estate and other assets owned, a $8.5 million increase over the December 31, 1999 level of $80.5 million, or 0.74% of loans, other real estate and other assets owned. The growth was primarily attributable to a $22.5 million credit relationship with a large healthcare provider that was added to nonperforming assets during the first quarter. The exposure to this credit was reduced to $10.1 million during the second quarter of 2000. Aside from this relationship, there has been no appreciable change in the risk profile of this portfolio over the last four quarters. Asset quality is discussed in more detail on page 19.

Net Interest Income

         The largest source of Allfirst's net income is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the third quarter of 2000 was $127.5 million, a decrease of $9.8 million when compared to net interest income of $137.2 million for the third quarter of 1999. The decrease in net interest income relative to the third quarter of 1999 is primarily due to a thirty seven basis point decline in the spread between the yield on earning assets and the rate paid on interest bearing liabilities as well as the redemption of Allfirst's preferred stock during the third quarter of 1999 and the investment in bank owned life insurance during the fourth quarter of 1999 and the first quarter of 2000.

         Allfirst's net interest margin was 3.30% for the third quarter of 2000 compared to 3.56% for the third quarter of 1999. The yield on total earning assets increased from 7.00% in 1999 to 7.58% for 2000, which reflects the effect of a higher interest rate environment. However, this increase was not enough to offset the increase in the rate paid on interest bearing liabilities. The combination of lower levels of core deposits and reliance on purchased funds and borrowings to meet short-term funding requirements resulted in a higher interest rate paid on total interest bearing liabilities which increased from 4.26% in 1999 to 5.21% for 2000.

         Net interest income on a taxable equivalent basis for the nine months ended September 30, 2000 was $385.0 million, a decrease of $25.7 million when compared to net interest income of $410.7 million for the nine months ended September 30, 1999. As noted above, the redemption of preferred stock during the third quarter of 1999 and investment in bank owned life insurance during the fourth quarter of 1999 and first quarter of 2000 resulted in lower net interest income. The remaining decrease in net interest income is primarily due to a thirty two basis point decline in the net interest spread for the nine months ended September 30, 2000.

         Allfirst's net interest margin was 3.36% for the nine months ended September 30, 2000 compared to 3.59% for the nine months ended September 30, 1999. The decline in net interest margin is primarily due to lower net interest spreads as noted above.

         The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months and nine months ended September 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax Equivalent Basis)

                                                                                         Three Months Ended
                                                                    ----------------------------------------------------------------
                                                                            September 30, 2000              September 30, 1999
                                                                    ----------------------------------------------------------------
                                                                    Average                 Yield/    Average                Yield/
                                                                    Balance   Interest(1)   Rate(1)   Balance   Interest(1)  Rate(1)
                                                                    --------  -----------  --------   -------   ----------   -------
                                                                                         (dollars in millions)
ASSETS
Earning assets:
     Trading account securities...............................      $     3.9     $   0.1     6.55%   $    28.2    $  0.5      7.12%
     Money market investments.................................           85.0         1.4     6.69         38.1       0.4      4.13
Investment securities (2):
     Taxable..................................................        3,628.7        55.5     6.08      3,838.5      57.2      5.91
     Tax exempt...............................................          449.1         9.0     7.96        402.6       7.9      7.83
     Equity investments.......................................          255.9         3.3     5.10        227.0       3.1      5.34
                                                                    ---------     -------   ------    ---------    ------    ------
          Total investment securities.........................        4,333.5        67.8     6.22      4,468.0      68.2      6.06
                                                                    ---------     -------   ------    ---------    ------    ------
Loans held for sale...........................................           19.0         0.4     7.89         12.1       0.2      5.96
Loans (net of unearned income) (3):
     Commercial...............................................        3,749.9        79.1     8.39      3,542.3      63.5      7.12
     Commercial real estate...................................        2,361.3        50.3     8.48      2,412.4      47.1      7.75
     Residential mortgage.....................................          672.7        12.9     7.60        706.0      13.0      7.28
     Retail...................................................        2,892.1        61.5     8.47      2,909.5      58.9      8.03
     Commercial leases receivable.............................          625.3         7.8     4.99        555.7       7.1      5.09
     Retail  leases receivable................................          383.8         7.0     7.21        345.2       6.6      7.59
     Foreign..................................................          228.0         4.6     7.97        295.7       4.8      6.45
                                                                    ---------     -------   ------    ---------    ------    ------
          Total loans.........................................       10,913.0       223.1     8.13     10,766.8     201.1      7.41
                                                                    ---------     -------   ------    ---------    ------    ------
               Total earning assets...........................       15,354.4       292.7     7.58     15,313.2     270.4      7.00
Allowance for credit losses...................................         (157.4)                           (157.4)
Cash and due from banks.......................................          757.3                             825.4
Other assets..................................................        1,753.5                           1,633.7
                                                                    ---------                         ---------
       Total assets...........................................      $17,707.9                         $17,614.9
                                                                    =========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand..................................      $   121.2     $   0.6     1.95%   $   142.0    $  0.7      1.95%
     Money market accounts....................................        2,507.3        19.6     3.11      2,592.3      16.9      2.59
     Savings..................................................        1,222.2         5.3     1.72      1,377.8       5.8      1.68
     Other consumer time......................................        2,900.7        40.6     5.58      2,839.7      36.8      5.15
     Large denomination time..................................        2,450.0        41.9     6.80      1,870.1      24.8      5.28
Deposits in foreign banking office............................          340.6         5.5     6.43        296.6       3.8      5.02
                                                                    ---------     -------   ------    ---------    ------    ------
              Total interest bearing deposits.................        9,542.0       113.5     4.73      9,118.4      88.9      3.87
                                                                    ---------     -------   ------    ---------    ------    ------
Funds purchased...............................................        1,303.7        20.6     6.28      1,634.5      20.1      4.88
Other borrowed funds, short-term..............................          574.9         9.0     6.20        560.8       7.0      4.98
Long-term debt................................................        1,195.8        22.1     7.37      1,073.6      17.0      6.29
                                                                    ---------     -------   ------    ---------    ------    ------
               Total interest bearing liabilities.............       12,616.4       165.2     5.21     12,387.4     133.1      4.26
                                                                    ---------     -------   ------    ---------    ------    ------
Noninterest bearing deposits..................................        2,633.9                           2,705.1
Other liabilities.............................................          629.4                             710.3
Redeemable preferred stock....................................            8.6                               8.2
Stockholders' equity..........................................        1,819.6                           1,803.9
                                                                    ---------                         ---------
     Total liabilities and stockholders' equity...............      $17,707.9                         $17,614.9
                                                                    =========                         =========

Net interest income, tax equivalent basis.....................                    $ 127.5                          $137.2
                                                                                  =======                          ======
Net interest spread (4).......................................                                2.37%                            2.74%
Contribution of interest free sources of funds................                                0.93                             0.82
Net interest margin (5).......................................                                3.30                             3.56

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax Equivalent Basis)

                                                                                     Nine Months Ended
                                                           ---------------------------------------------------------------------
                                                                  September  30, 2000                  September 30, 1999
                                                           ----------------------------------  ----------------------------------
                                                            Average                   Yield/    Average                   Yield/
                                                            Balance    Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                           ----------  ------------  --------  ----------  ------------  --------
                                                                                   (dollars in millions)

ASSETS
Earning assets:
   Trading account securities.........................     $     3.2        $   .2      6.40%  $    33.2        $  1.3      5.09%
   Money market investments...........................          65.7           3.1      6.39        27.3           1.0      5.01
Investment securities: (2)
   Taxable............................................       3,666.9         166.8      6.08     3,963.1         177.3      5.98
   Tax exempt.........................................         432.2          25.7      7.95       403.4          23.8      7.87
   Equity investments.................................         247.3           8.8      4.78       194.5           7.5      5.13
                                                           ---------        ------      ----   ---------        ------      ----
     Total investment securities......................       4,346.4         201.4      6.19     4,561.0         208.5      6.11
                                                           ---------        ------      ----   ---------        ------      ----
Loans held for sale...................................          19.7           1.1      7.53        25.7           1.2      6.13
Loans (net of unearned income) (3):
   Commercial.........................................       3,678.5         222.8      8.09     3,467.0         183.9      7.09
   Commercial real estate.............................       2,354.6         146.0      8.28     2,386.5         138.8      7.78
   Residential mortgage...............................         676.0          38.0      7.51       744.9          41.4      7.43
   Retail.............................................       2,912.4         180.9      8.30     2,848.0         172.1      8.08
   Commercial leases receivable.......................         608.1          22.5      4.94       545.4          21.6      5.30
   Retail leases receivable...........................         387.8          21.0      7.25       330.5          18.7      7.58
   Foreign............................................         255.3          13.4      7.03       324.8          15.1      6.21
                                                           ---------        ------      ----   ---------        ------      ----
     Total loans......................................      10,872.7         644.6      7.92    10,647.1         591.6      7.43
                                                           ---------        ------      ----   ---------        ------      ----
         Total earning assets.........................      15,307.7         850.4      7.42    15,294.2         803.6      7.02
Allowance for credit losses...........................        (157.4)                             (157.4)
Cash and due from banks...............................         760.5                               874.4
Other assets..........................................       1,710.0                             1,680.7
                                                           ---------                           ---------
     Total assets.....................................     $17,620.8                           $17,691.9
                                                           =========                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
   Interest bearing demand............................     $   124.5        $  1.8      1.90%  $   142.3        $  2.2      2.05%
   Money market accounts..............................       2,510.0          54.9      2.92     2,662.1          53.5      2.69
   Savings............................................       1,264.6          16.1      1.70     1,395.3          19.9      1.91
   Other consumer time................................       2,859.2         115.4      5.39     2,935.6         114.0      5.19
   Large denomination time............................       2,147.4         104.7      6.51     1,712.6          66.7      5.21
Deposits in foreign banking office....................         280.7          12.7      6.03       361.1          13.2      4.88
                                                           ---------        ------      ----   ---------        ------      ----
         Total interest bearing deposits..............       9,186.4         305.6      4.44     9,209.0         269.5      3.91
                                                           ---------        ------      ----   ---------        ------      ----
Funds purchased.......................................       1,553.8          70.3      6.04     1,724.1          61.1      4.74
Other borrowed funds, short-term......................         588.2          25.4      5.78       498.6          17.9      4.79
Long-term debt........................................       1,195.6          64.1      7.16       934.0          44.3      6.35
                                                           ---------        ------      ----   ---------        ------      ----
         Total interest bearing liabilities...........      12,524.0         465.4      4.96    12,365.7         392.8      4.25
                                                           ---------        ------      ----   ---------        ------      ----
Noninterest bearing deposits..........................       2,637.3                             2,741.9
Other liabilities.....................................         663.6                               658.8
Redeemable preferred stock............................           8.5                                 8.2
Stockholders' equity..................................       1,787.4                             1,917.4
                                                           ---------                           ---------
     Total liabilities and stockholders' equity.......     $17,620.8                           $17,691.9
                                                           =========                           =========
Net interest income, tax equivalent basis.............                      $385.0                              $410.7
                                                                            ======                              ======
Net interest spread (4)...............................                                  2.46%                               2.78%
Contribution of interest free sources of funds........                                  0.90                                0.81
Net interest margin (5)...............................                                  3.36                                3.59

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Income

          The following table presents the components of noninterest income for the three months ended September 30, 2000 and 1999.

                              Noninterest Income

                                                       Three Months Ended
                                                          September  30,                  Net Change
                                                     ----------------------       -------------------------
                                                        2000           1999         Dollar         Percent
                                                     -------        -------       ---------      -----------
                                                                    (dollars in thousands)
Service charges on deposit accounts..............    $25,370        $23,060         $2,310           10.0%
Trust and investment advisory fees...............     22,062         20,662          1,400            6.8
Electronic banking income........................      7,462          6,524            938           14.4
Other income.....................................     30,328         24,986          5,342           21.4
                                                     -------        -------         ------          -----
Total fees and other income......................     85,222         75,232          9,990           13.3
Securities gains, net............................        (29)           (12)           (17)         141.7
                                                     -------        -------         ------          -----
Total noninterest income.........................    $85,193        $75,220         $9,973           13.3%
                                                     =======        =======         ======          =====


          Allfirst's noninterest income for the third quarter of 2000 was $85.2 million, a $10.0 million (13.3%) increase over noninterest income for the third quarter of 1999. Service charges on deposit accounts increased by 10% reflecting higher corporate ($1.8 million) and retail ($0.5 million) deposit service charges. Trust and investment advisory fees increased by 6.8% due to growth in personal, custody, investment advisory, employee benefit and proprietary funds management fees. The 14.4% increase in electronic banking fees is primarily due to growth in debit card interchange income. The $5.3 million increase in other income compared to the same period in 1999 reflects significant increases in trading income, cash surrender value of bank owned life insurance, merchant and credit card income and letter of credit fees, offset by lower nonrecurring income in 2000. Nonrecurring income in the third quarter of 1999 included $1.4 million from sale of branches and other real estate owned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          The following table presents the components of noninterest income for the nine months ended September 30, 2000 and 1999.

                              Noninterest Income

                                                                      Nine Months Ended
                                                                        September  30,                 Net Change
                                                                    ----------------------      ------------------------
                                                                      2000          1999          Dollar         Percent
                                                                    --------      --------      ---------        --------
                                                                                 (dollars in thousands)
Service charges on deposit accounts.......................          $ 73,958      $ 70,918        $ 3,040          4.3%
Trust and investment advisory fees........................            65,889        60,556          5,333          8.8
Electronic banking income.................................            20,803        17,991          2,812         15.6
Other income..............................................            87,084        79,572          7,512          9.4
                                                                    --------      --------        -------        -----
Total fees and other income...............................           247,734       229,037         18,697          8.2
Securities gains, net.....................................               146         4,979         (4,833)       (97.1)
                                                                    --------      --------        -------        -----
Total noninterest income..................................          $247,880      $234,016        $13,864          5.9%
                                                                    ========      ========        =======        =====

     Allfirst's noninterest income for the nine months ended September 30, 2000 was $247.9 million, a $13.9 million (5.9%) increase from noninterest income for the nine months ended September 30, 1999. The increase in service charges on deposit accounts was due to higher corporate deposit service charges of $4.5 million which was offset by lower retail deposit service charges of $1.5 million. Trust and investment advisory fees increased reflecting growth in all income categories. The 15.6% increase in electronic banking fees is primarily due to growth in debit card interchange income. Higher other income of $7.5 million reflected growth in securities sales and fees, trading income, letter of credit fees, cash surrender value of bank owned life insurance, income on equity investments and late charges. This was offset by lower mortgage banking income, retail customer service fees, lease residual gains and lower nonrecurring income in 2000. Nonrecurring income for the first nine months of 1999 included gains on the sale of other real estate owned totaling $1.6 million and other gains of $1.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


Noninterest Expenses

          The following table presents the components of noninterest expenses for the three months ended September 30, 2000 and 1999.

                             Noninterest Expenses

                                                                      Three Months Ended
                                                                        September  30,                     Net Change
                                                                  --------------------------       -------------------------
                                                                    2000              1999          Dollar          Percent
                                                                  --------          --------       --------        ---------
                                                                                  (dollars in thousands)
Salaries and other personnel costs............................    $ 68,850          $ 67,883       $   967            1.4%
Equipment costs...............................................      11,222             9,292         1,930           20.8
Occupancy costs...............................................       9,231             9,158            73            0.8
Other operating expenses:
    Postage and communications................................       5,063             4,848           215            4.4
    Advertising and public relations..........................       5,457             2,825         2,632           93.2
    Lending and collection....................................       1,551             1,779          (228)         (12.8)
    Other operating expenses..................................      18,101            17,295           806            4.7
                                                                  --------          --------       -------          -----
        Total operating expenses..............................     119,475           113,080         6,395            5.7
Intangible assets amortization expense........................      11,974            12,741          (767)          (6.0)
                                                                  --------          --------       -------          -----
            Total noninterest expenses........................    $131,449          $125,821       $ 5,628            4.5%
                                                                  ========          ========       =======          =====


          Allfirst's noninterest expenses for the quarter ended September 30, 2000 were $133.5 million, a $7.7 million (6.1%) increase from noninterest expenses for the quarter ended September 30, 1999. Higher salaries and other personnel costs were partially offset by lower pension and healthcare costs. Equipment costs were $1.9 million higher while occupancy costs were at prior year levels. Advertising and public relations expenses for the quarter ended September 2000 were $2.6 million higher than last year. Lending and collection expenses declined due to decreases in legal fees and other lending expense associated with the Corporation's foreign maritime loan portfolio. Other operating expenses for the quarter ended September 30, 2000 increased $0.8 million due primarily to a $1.0 million writedown on a foreign maritime other asset owned, offset by decreases in several other operating expense categories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)


The following table presents the components of noninterest expenses for the nine months ended September 30, 2000 and 1999.

                             Noninterest Expenses

                                                                      Nine Months Ended
                                                                        September 30,                     Net Change
                                                                  --------------------------      -------------------------
                                                                    2000              1999          Dollar          Percent
                                                                  --------          --------      ---------        ---------
                                                                                   (dollars in thousands)
Salaries and other personnel costs.............................   $204,531          $205,127       $   (596)          (0.3)%
Equipment costs................................................     34,154            33,826            328            1.0
Occupancy costs................................................     27,781            27,411            370            1.3
Other operating expenses:
Postage and communications.....................................     15,122            15,439           (317)          (2.1)
Advertising and public relations...............................     12,415            13,376           (961)          (7.2)
Lending and collection.........................................      4,912            11,865         (6,953)         (58.6)
Other operating expenses.......................................     51,467            57,705         (6,238)         (10.8)
                                                                  --------          --------       --------          -----
      Total operating expenses.................................    350,382           364,749        (14,367)          (3.9)
Intangible assets amortization expense.........................     35,810            38,255         (2,445)          (6.4)
                                                                  --------          --------       --------          -----
          Total noninterest expenses...........................   $386,192          $403,004       $(16,812)          (4.2)%
                                                                  ========          ========       ========          =====

          Allfirst's noninterest expenses for the nine months ended September 30, 2000 were $386.2 million, a $16.8 million (4.2%) decrease from noninterest expenses for the nine months ended September 30, 1999. The nine months ended September 30, 1999 included $10.0 million of expenses related to the Allfirst brand introduction. Salaries and other personnel costs decreased due to lower health care and pension costs offset by higher base pay. Equipment and occupancy costs were slightly higher than prior year levels while postage and communications showed a modest decrease. Lending and collection expenses declined due to a decrease in legal fees and other lending expenses associated with the Corporation's foreign maritime loan portfolio. Other operating expenses for the first nine months of 2000 were $6.2 million lower than the same period in 1999 due primarily to a decrease in expenses related to the foreign maritime loan portfolio and a decrease in deferred compensation costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


ANALYSIS OF FINANCIAL CONDITION

     Allfirst's total assets at September 30, 2000 were $18.2 billion, a $683 million increase from total assets of $17.5 billion at December 31, 1999. Other assets increased $393 million primarily due to a $189 million investment in bank owned life insurance and an increase in the fair value of derivative contracts. The investment in bank owned life insurance was funded by investment securities sales in 1999. In addition, net loans increased $200 million primarily due to higher commercial loan balances.

     Investment securities available for sale at September 30, 2000 of $4.3 billion had net unrealized losses of $99 million compared to net unrealized losses of $157 million at December 31, 1999. The taxable equivalent yield on the entire securities portfolio for the quarter ended September 30, 2000 was 6.22% compared to 6.06% for the third quarter of 1999. Investment securities sold in the first nine months of 2000 totaled $254 million and generated pretax gains of $146 thousand. In the first nine months of 2000, Allfirst purchased $478 million of investment securities partially offsetting $392 million of maturities, calls and paydowns of securities and the $254 million of securities sold.

     Loans and leases increased $200 million when compared to December 31, 1999. Growth in commercial loans, commercial real estate loans, and commercial leases receivable were offset by declines in the retail, residential mortgage, retail leases and foreign loan portfolios. Commercial loans increased $263 million, with growth primarily in loans to mid-sized and large corporate customers in Maryland and Pennsylvania. The Commercial real estate portfolio increased $44 million. Low vacancy levels and stable to increasing rents have created a favorable market for commercial real estate. Residential mortgage loans declined as part of Allfirst's ongoing strategy to hold residential mortgages in the form of mortgage backed securities rather than as loans. Retail loans declined $46 million from year end primarily due to a decline in automobile loans. Commercial leases increased $20 million from year end primarily in the rail car sector. Foreign loans decreased $51 million due to a decline in foreign maritime loans. The foreign maritime portfolio is expected to continue to decline in 2000 as the workout of problem credits continues.

     Total deposits as of September 30, 2000 were $12.5 million, a $397 million increase from total deposits of $12.1 billion at December 31, 1999. A decline in noninterest bearing balances of $77 million due to seasonal fluctuations and competitive pressures was offset by higher interest bearing deposits of $404 million and foreign deposits of $70 million. The growth in interest bearing deposits was due primarily to purchased deposits which increased $466 million from December 31, 1999. Excluding purchased deposits, interest bearing deposits decreased $62 million due to lower interest bearing demand of $18 million and savings and money market deposits of $181 million, offset by higher consumer time balances of $137 million. The decrease in money market and savings deposits reflects competitive pressures as customers respond to alternative investment options from other banks and non-bank financial services companies. To the extent that Allfirst must replace noninterest bearing or interest bearing core deposits with purchased funds in order to respond to competitive pressures, Allfirst's cost of funds increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

     Nonperforming assets were $89.0 million at September 30, 2000, compared to $80.5 million at December 31, 1999, an increase of $8.5 million. Nonaccrual loans increased $7.6 million. Additions to nonperforming loans in the first nine months of 2000 aggregated $66.1 million. These additions were offset by reductions in nonaccrual loans totaling $58.5 million, comprised of paydowns and payoffs of nonaccrual loans totaling $29.2 million, charge-offs of $15.9 million, loans returned to accrual status of $8.3 million and transfers to other real estate and other assets owned of $5.1 million.

     During the first quarter of 2000, Allfirst placed a $22.5 million credit relationship with a large healthcare provider on nonaccrual. This healthcare provider has been negatively affected by recent reductions in Medicare/Medicaid reimbursement levels. As a result of a partial loan sale and charge-offs, this exposure was reduced to $10.1 million during the second quarter of 2000. Aside from this relationship, there has been no appreciable change in the risk profile of the healthcare loan portfolio over the last four quarters. At September 30, 2000, Allfirst's exposure to the healthcare industry totaled approximately $886 million, including outstanding loans of $335 million, letters of credit of $374 million and unfunded loan commitments and risk participations of $177 million. With the exception of the $10.1 million credit relationship, there were no other nonaccrual healthcare loans at either September 30, 2000 or December 31, 1999.

     Over the last two years, Allfirst's foreign maritime loan portfolio has been negatively affected by economic adversity in certain international markets, particularly Asia, that depressed the dry bulk and tanker shipping industries. Although some volatility continues to exist, the signs of improvement shown by the dry bulk shipping industry in 1999 have continued in 2000. The tanker market has also shown signs of improvement in the last several quarters. At September 30, 2000, Allfirst's total international maritime exposure was $191 million, including loans and leases of $153 million, $17 million in other foreign maritime assets, and $20 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at September 30, 2000 included $5.9 million in nonaccrual foreign maritime loans and $17.3 million in other nonperforming maritime assets compared to $6.5 million in nonaccrual foreign maritime loans and $15.8 million in other nonperforming maritime assets at December 31, 1999. Other nonperforming assets are classified as such because 1) the structure of these loans provides compensation for increased risk by incorporating revenue sharing rights and other collateral rights, which will be triggered by certain events, into the loan agreement and 2) the value of the loan collateral is equal to the loan principal. These loans have been valued based on the estimated cash flows from the shipping vessels' operations as well as independent valuations.

    During the first quarter of 2000, Allfirst implemented an improved methodology for determining the appropriate level of the allowance for loan and lease losses for the commercial, commercial real estate, and foreign loan portfolios and the commercial lease portfolio. The improved methodology, which utilizes probability of default and loss in the event of default ratios, results in graduated reserve percentages by risk rating and accrual status. From December 31, 1999 to September 30, 2000, allocated reserves on the commercial portfolios increased by $14 million mainly due to the higher level of nonaccrual loans. Reserves for commercial real estate decreased by $4 million reflecting the low level of classified assets and non-accruals. Reserves allocated to the foreign maritime portfolio also declined due to stabilizing collateral values, risk profiles and loan paydowns.

     Reserves allocated to specific portfolios are Allfirst's best estimate of inherent losses within a range of credit losses given the current economic climate. Unallocated reserves are available to support losses that are probable within the high end of the loss range as determined by statistical methods. As of September 30, 2000, the unallocated reserve represented 38.2% of the total allowance for loan and lease losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

     The provision for loan and lease losses for the first nine months of 2000 was $23.1 million, a decrease of $4.1 million from the $27.2 million provision for the first nine months of 1999. Net charge-offs decreased $4.1 million compared to the first nine months of 1999. The decrease in net charge-offs was primarily due to a $6.5 million decrease in foreign maritime net charge-offs which were offset by increases in commercial charge-offs.


     The following table details information on the allowance for credit losses and net charge-offs for the nine months ended September 30, 2000 and 1999 and risk assets at September 30, 2000 and December 31, 1999.

                            Asset Quality Analysis
ALLOWANCE FOR CREDIT LOSSES

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         ------------------------
                                                                                           2000            1999
                                                                                         --------        --------
                                                                                              (in thousands)
Beginning balance....................................................................    $157,351        $157,351
Provision for credit losses..........................................................      23,077          27,164
Net charge-offs......................................................................     (23,077)        (27,164)
Allowance attributable to loans sold.................................................           -               -
                                                                                         --------        --------
   Ending balance....................................................................    $157,351        $157,351
                                                                                         ========        ========

NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans.....................................................................        0.34%           0.22%
Commercial real estate loans.........................................................           -           (0.07)
Residential mortgages................................................................        0.30            0.48
Retail loans.........................................................................        0.38            0.50
Credit card loans....................................................................        0.37            0.97
Commercial leases receivable.........................................................        0.03               -
Retail leases receivable.............................................................        0.60            0.40
Foreign loans........................................................................        1.01            3.47
                                                                                             ----           -----
   Total.............................................................................        0.28%           0.34%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

RISK ASSETS

                                                                                        September  30,    December 31,
                                                                                            2000             1999
                                                                                        -------------     ------------
                                                                                                (in thousands)
Nonaccrual loans:
Domestic:
    Commercial......................................................................       $27,065           $13,496
    Commercial real estate..........................................................         7,850             8,151
    Residential mortgage............................................................        16,510            20,511
    Commercial Lease Receivable.....................................................           620               264
Foreign.............................................................................         7,289             9,302
                                                                                           -------           -------
        Total nonaccrual loans......................................................        59,334            51,724
Other real estate and assets owned (1)..............................................        12,236            12,971
Other (2)...........................................................................        17,389            15,767
                                                                                           -------           -------
        Total nonperforming assets..................................................       $88,959           $80,462
                                                                                           =======           =======
Accruing loans contractually past due 90 days or more as to principal or
interest............................................................................       $40,141           $31,693
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


ASSET QUALITY RATIOS

                                                                                           September 30,     December 31,
                                                                                               2000             1999
                                                                                           -------------     ------------
Nonperforming assets as a percentage of :
    Total loans, net of unearned income plus other foreclosed assets owned.........            0.81%            0.74%
Allowance for credit losses as a percentage of :
    Period end loans...............................................................            1.43             1.46
    Nonperforming loans............................................................          265.20           304.21


CAPITAL ADEQUACY AND RESOURCES

          Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At September 30, 2000, Allfirst's Tier 1 risk based capital ratio was 9.61% ($1.5 billion of Tier 1 capital) and its total risk based capital ratio was 12.69% ($2.0 billion of total risk based capital). Tier 1 capital consists primarily of common shareholder's equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

          Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at September 30, 2000 Allfirst and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios

                                                                                 Regulatory Capital Ratios
                                                                        -------------------------------------------
                                                                           Tier 1          Total        Leverage
                                                                        -------------  -------------  -------------
Allfirst..............................................................       9.61%          12.69%         8.85%
Allfirst Bank.........................................................       9.09           11.22          8.20
Allfirst Financial Center N.A.........................................      35.93           36.59         13.41
Regulatory Guidelines:
    Minimum...........................................................       4.00            8.00          3.00
    Well Capitalized..................................................       6.00           10.00          5.00


LIQUIDITY

          Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $150.5 million for the nine months ended September 30, 2000. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. Dividends were paid by Allfirst in the amounts of $92 million and $46 million as of March 24, 2000 and September 20, 2000, respectively, to its sole common shareholder, Allied Irish Banks, p.l.c. ("AIB").

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

Interest Rate Risk Management

          Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At September 30, 2000, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 1999 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Fixed Income, Derivative and Foreign Exchange Risk Management

          Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the first nine months of 2000.


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


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibit is furnished to this Form 10-Q:

                    (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

                    There were no reports on Form 8-k filed during the quarter ended September 30, 2000.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Allfirst Financial Inc.

November 14, 2000                       By  /s/ Robert L. Carpenter, Jr.
                                        --------------------------------
                                        Executive Vice President and  Controller