Form 10-K405
period 2000-12-31
ALLFIRST FINANCIAL INC
filed 2001-03-29
CIK 36510

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2000

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

   Title of each class             Name of each exchange on which registered
          None

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

  Documents incorporated by reference: Portions of the registrant's definitive Information Statement which will be filed on or about March 26, 2001 are incorporated herein by reference in response to Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 Item  1 -- Business....................................................     1
 Item  2 -- Properties..................................................     3
 Item  3 -- Legal Proceedings...........................................     4
 Item  4 -- Submission of Matters to Security Holders...................     4

                                    PART II

 Item  5 -- Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     4
 Item  6 -- Selected Consolidated Financial Data........................     5
 Item  7 -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     6
 Item  7a-- Quantitative and Qualitative Disclosures About Market Risk..    25
 Item  8 -- Financial Statements and Supplementary Data:
            Allfirst Financial Inc. and Subsidiaries:
            Consolidated Statements of Income...........................    28
            Consolidated Statements of Condition........................    29
            Consolidated Statements of Changes in Stockholders' Equity..    30
            Consolidated Statements of Cash Flows.......................    31
            Notes to Consolidated Financial Statements..................    32
            Report of Management........................................    62
            Report of Independent Accountants...........................    63
            Changes in and Disagreements with Accountants on Accounting
 Item  9 -- and Financial Disclosure....................................    64

                                   PART III

 Item 10 -- Directors(1) and Executive Officers of the Registrant.......    64
 Item 11 -- Executive Compensation(1)
 Item 12 -- Security Ownership of Certain Beneficial Owners and
            Management(1)
 Item 13 -- Certain Relationships and Related Transactions(1)

                                    PART IV

 Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form
            8-K:
            Financial Statement Schedules...............................    65
            Exhibits....................................................    65
            Reports on Form 8-K.........................................    65
 Signatures..............................................................   67

--------
(1) Incorporated by reference to portions of the Registrant's Definitive Information Statement which will be filed on or about March 26, 2001.

                                    PART I

Item 1. Business

  Allfirst Financial Inc. ("Allfirst") is a bank holding company with its headquarters in Baltimore, Maryland. At December 31, 2000, Allfirst had consolidated total assets of $18.4 billion, total deposits of $12.7 billion, and total stockholders' equity of $2.0 billion. Allfirst provides comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland, Washington, D.C., Northern Virginia, South Central Pennsylvania and Delaware. Allfirst serves customers through a network of 261 full service branch offices and more than 580 automated teller machines.

  Allfirst is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB"), an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. AIB is registered as a bank holding company in the United States and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 2000. At December 31, 2000, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $72.8 billion using accounting principals generally accepted in the United States of America. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States, the United Kingdom and in Poland.

  The assets of Allfirst Bank at December 31, 2000 accounted for approximately 93% of Allfirst's consolidated total assets. In addition to domestic banking services, Allfirst Bank conducts international activities at its Baltimore headquarters, through a Cayman Island branch and through correspondent accounts maintained with approximately 30 foreign banks. It offers investment, foreign exchange and securities brokerage services through a brokerage subsidiary and acts as investment advisor to the ARK Funds, a family of proprietary mutual funds.

  Allfirst operates various other subsidiaries, including Allfirst Financial Center N.A., a national bank ("Allfirst Financial Center", and together with Allfirst Bank, the "Banks"), Allfirst Leasing Corporation, a commercial finance company specializing in equipment financing, and Allfirst Mortgage Corporation, a commercial real estate lender.

  Allfirst's business segments are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable segments are Community Banking, Capital Markets, Asset Management and Treasury. Additional information on business segments is presented in Note 18 of the Notes To Consolidated Financial Statements.

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

  Federal law regulates transactions among Allfirst and its affiliates, including the amount of banking affiliates' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of Allfirst's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon and restricting investments and other activities.

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

  The Gramm-Leach-Bliley Act ("GLB"), the financial modernization legislation enacted in November 1999 with most provisions taking effect in March 2000, provides new opportunities for the financial services industry. GLB allows greater affiliation among banks, other depository institutions, insurance companies and securities firms to enter into combinations under a new type of financial services company known as a "financial holding company". A financial holding company has significantly expanded powers that will enable it to offer customers a more expanded product and services mix. Under GLB, the financial holding company will have the FRB as its umbrella regulator. Their primary regulator conducts functional regulation of the financial holding company's separately regulated subsidiaries. In order for insured depository institutions and their financial holding companies to engage in new financial activities, GLB requires "satisfactory" or higher Community Reinvestment Act Compliance. GLB provides a federal right to privacy of non-public personal information of individual customers. Additionally, there are certain state laws that deal with the use and distribution of non-public personal information in which Allfirst and its subsidiaries must be in compliance.

  The 1989 Financial Institution Reform, Recovery and Enforcement Act ("FIRREA") expanded federal regulatory enforcement powers over financial institutions. In addition, FIRREA provides that a depository institution insured by the FDIC can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA imposes substantial examination, audit and reporting requirements on insured depository institutions. The regulation also requires that risk-based capital standards incorporate interest rate risk, market risk, concentrations of credit risk and risks of nontraditional activities. Allfirst Bank was considered "well capitalized" under regulatory definitions in effect at December 31, 2000. This is the highest rating presently available.

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

  The approval of a bank's primary federal regulator is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, Allfirst Bank may pay dividends only out of undivided profits unless State of Maryland bank regulatory approval is obtained, and Allfirst Financial may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 2001, $167.3 million of the retained earnings of Allfirst Bank and $2.0 million of the retained earnings of Allfirst Financial Center were available to pay dividends to Allfirst.

  The level of dividends from the Banks to Allfirst in 2001 is not expected to exceed the earnings of the Banks. If the ability of the Banks to pay dividends to Allfirst were to become restricted, Allfirst would need to rely on alternative means of raising funds to satisfy its requirements. Such alternative means might include, but would not be restricted to, nonbank subsidiary dividends, asset sales or other capital market transactions.

Monetary Policy

  Allfirst and its subsidiaries are affected by monetary policies of regulatory authorities, including the FRB, which regulate the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques of monetary policy available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowing, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Allfirst cannot be predicted.

Employees

  As of December 31, 2000, Allfirst employed 5,597 full-time equivalent employees. Management of Allfirst considers relations with its employees to be satisfactory.

Item 2. Properties

  The following describes the location and general character of the principal offices and other materially important physical properties of Allfirst and its subsidiaries.

  Allfirst is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 82% of the 343 thousand square feet of office space available in the building as of December 31, 2000. Allfirst's lease for this space expires in 2006, with a renewal option to the year 2011. During 2000, the annual rental for the space less amounts received on subleases to others was $4.5 million.

  Allfirst is the sole tenant at First Center located at 110 South Paca Street, Baltimore, Maryland. The building contains 267 thousand square feet of office space and houses certain staff and operations functions of Allfirst. The current lease term expires on December 31, 2011. During 2000, the annual base rental for the space was $2.6 million. Allfirst is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

  Allfirst Financial Center, located at Mitchell Street, Millsboro, Delaware is owned by Allfirst. The building, acquired in 1981, contains approximately 300 thousand square feet of space, sits on approximately 60 acres of land, and houses certain retail operation functions of Allfirst.

  One South Market Square Office Tower located at 213 Market Street, Harrisburg, Pennsylvania is also owned by Allfirst. The building contains approximately 185 thousand square feet of office space and houses, among other things, certain executive offices and commercial operation functions of Allfirst Bank.

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

                                           Years ended December 31,
                          ---------------------------------------------------------------
                             2000         1999         1998        1997(1)       1996
                          -----------  -----------  -----------  -----------  -----------
                                                (in thousands)
Consolidated Summary of
 Operations:
 Interest and dividend
  income................  $ 1,127,315  $ 1,066,589  $ 1,076,406  $   941,498  $   719,029
 Interest expense.......      632,088      530,139      534,178      445,754      315,373
                          -----------  -----------  -----------  -----------  -----------
 Net interest income....      495,227      536,450      542,228      495,744      403,656
 Provision for loan and
  lease losses..........       28,540       34,150       34,297       32,017        6,500
                          -----------  -----------  -----------  -----------  -----------
 Net interest income
  after provision for
  loan and lease
  losses................      466,687      502,300      507,931      463,727      397,156
 Noninterest income.....      348,050      310,027      435,186      317,100      212,804
 Noninterest expenses...      534,972      532,840      600,527      545,338      402,773
                          -----------  -----------  -----------  -----------  -----------
 Income before income
  taxes.................      279,765      279,487      342,590      235,489      207,187
 Income tax expense.....       94,921      101,410      124,467       84,301       74,850
                          -----------  -----------  -----------  -----------  -----------
 Net income.............      184,844      178,077      218,123      151,188      132,337
 Dividends declared on
  preferred stock.......          414        5,765       12,225       12,225       12,023
                          -----------  -----------  -----------  -----------  -----------
 Net income to common
  stockholders..........  $   184,430  $   172,312  $   205,898  $   138,963  $   120,314
                          ===========  ===========  ===========  ===========  ===========
Consolidated Average
 Balances:
 Total assets...........  $17,646,200  $17,663,700  $17,072,800  $14,132,300  $10,477,100
 Loans, net of unearned
  income................   10,874,000   10,656,400   10,214,100    8,358,500    6,312,300
 Deposits...............   11,994,200   11,968,900   11,961,400    9,569,600    7,073,500
 Long-term debt.........    1,180,400      999,800      686,400      594,900      481,800
 Common stockholder's
  equity................    1,813,200    1,817,700    1,812,100    1,438,300    1,062,300
 Stockholders' equity...    1,813,200    1,894,700    1,957,000    1,583,200    1,207,200
Consolidated Ratios:
 Return on average
  assets................         1.05%        1.01%        1.28%        1.07%        1.26%
 Return on average
  common stockholder's
  equity................        10.17         9.48        11.36         9.66        11.33
 Return on average total
  stockholders' equity..        10.19         9.40        11.15         9.55        10.96
 Average total
  stockholders' equity
  to average total
  assets................        10.28        10.73        11.46        11.20        11.52
 Capital to risk-
  adjusted assets:
 Tier 1.................         9.98         9.86         9.38         8.30        14.12
 Total..................        13.04        13.24       12 .65        11.90        17.20
 Tier 1 leverage ratio..         9.19         8.75         8.41         7.26        12.18
 Net interest margin
  (FTE).................         3.35         3.60         3.79         4.07         4.30
 Net charge-offs to
  average loans, net of
  unearned income.......         0.31         0.32         0.36         0.48         0.61
 Allowance for loan and
  lease losses to loans,
  net of unearned
  income................         1.40         1.46         1.49         1.67         2.28
 Nonperforming assets to
  loans, net of unearned
  income plus other
  foreclosed assets
  owned.................         0.98         0.74         0.95         0.80         0.87
Tax-effected net income
 and ratios excluding
 goodwill and core
 deposit intangible
 amortization and
 balances:(2)
 Net income.............  $   228,520  $   223,763  $   266,696  $   179,204  $   136,322
 Return on average
  assets................         1.36%        1.33%        1.65%        1.32%        1.31%
 Return on average
  common stockholder's
  equity................        22.58        22.50        27.85        18.69        12.34
 Return on average total
  stockholders' equity..        22.63        21.40        25.19        17.26        11.83

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following analysis of Allfirst's financial condition and results of operations as of and for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements of Allfirst and statistical data presented elsewhere herein.

Forward-Looking Statements

  Certain information included in this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Actual results may differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: global, national and regional economic conditions, levels of market interest rates; credit or other risks of lending and investment activities; competitive and regulatory factors; and technological change.

Overview

  Allfirst reported net income to common stockholders for the year ended December 31, 2000 of $184.4 million, compared to $172.3 million for the year ended December 31, 1999, an increase of $12.1 million (7.0%). Return on average assets and return on average common stockholder's equity were 1.05% and 10.17%, respectively, for the year ended December 31, 2000 compared to 1.01% and 9.48%, respectively, for the year ended December 31, 1999.

  Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $228.5 million for the year ended December 31, 2000 compared to $223.8 million for the year ended December 31, 1999. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.36% and 22.58%, respectively, for the year ended December 31, 2000 compared to 1.33% and 22.50%, respectively, for the year ended December 31, 1999.

  In November 2000, Allfirst curtailed the origination of indirect automobile loans and leases. Allfirst continues to serve automobile dealers through floor plan accommodations, working capital loans, cash management and other commercial activities.

Net Interest Income

  Net interest income is the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. When net interest income is presented on a tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average earning assets.

  The table below reconciles net interest income in the financial statements to tax-equivalent net interest income.

                                                Years ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
                                                      (in millions)
Net interest income--per financial
 statements.................................. $   495.2  $   536.5  $   542.2
Tax-equivalent adjustment....................      16.8       14.9       14.5
                                              ---------  ---------  ---------
Net interest income--tax-equivalent basis.... $   512.0  $   551.4  $   556.7
                                              =========  =========  =========
Average earning assets.......................  15,299.5   15,307.0   14,694.9
Net interest margin (tax-equivalent basis)...      3.35%      3.60%      3.79%

  Net interest income on a tax-equivalent basis for the year ended December 31, 2000 of $512.0 million decreased $39.4 million when compared to net interest income of $551.4 million for the year ended December 31, 1999. Allfirst's net interest margin was 3.35% for the year ended December 31, 2000 compared to 3.60% for the year ended December 31, 1999. Allfirst used the proceeds from paydowns and maturities of investment securities in late 1999 to purchase $200 million of bank owned life insurance in the fourth quarter of 1999 and first quarter of 2000. Because bank owned life insurance is recorded in other assets on the balance sheet, this shifted approximately $13.5 million in revenue from net interest income to other noninterest income.

  In addition, during the third quarter of 1999, Allfirst redeemed its 7.875% preferred stock, replacing it with the proceeds from the issuance of Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by $6.6 million, increased the return to common stockholders by $4.8 million and $3.4 million in 2000 and 1999, respectively, by replacing preferred dividends with tax deductible interest expense. In addition to the effect of the transactions noted above, net interest income and net interest margin declined due primarily to the effect of a rising interest rate environment, an increased reliance on wholesale funding due to a drop in average core deposits, and increasingly competitive pricing in the loan and deposit markets.

  Tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table below indicates, net interest income on a tax-equivalent basis decreased $39.4 million when the year ended December 31, 2000 is compared to the year ended December 31, 1999.

                         Net Interest Income Analysis
                            (Tax-Equivalent Basis)

                                2000 Over 1999                1999 Over 1998
                         -----------------------------  -----------------------------
                                      Due to change                Due to change in
                                          in(1)                           (1)
                          Increase  ------------------   Increase  ------------------
                         (Decrease)  Volume     Rate    (Decrease)  Volume     Rate
                         ---------- --------  --------  ---------  --------  --------
                                              (in thousands)
Interest Income From
 Earning Assets:
 Interest and fees on
  loans.................  $ 70,526  $ 16,519  $ 54,007  $ (2,051)  $ 33,827  $(35,878)
 Interest and dividends
  on investment
  securities available
  for sale..............    (9,653)  (14,470)    4,817    14,607     28,282   (13,675)
 Interest and fees on
  loans held-for-sale...       344        87       257   (16,185)   (12,780)   (3,405)
 Interest on trading
  account securities....    (1,206)   (1,494)      288    (1,638)    (1,461)     (177)
 Interest on money
  market investments....     2,504     1,872       632    (4,103)    (3,536)     (567)
                          --------  --------  --------  --------   --------  --------
  Total.................    62,515     2,514    60,001    (9,370)    44,332   (53,702)
                          --------  --------  --------  --------   --------  --------
Interest Expense on
 Deposits and Borrowed
 Funds:
 Interest on deposits...    64,412     4,562    59,850   (27,187)    (2,764)  (24,423)
 Interest on Federal
  funds purchased and
  other short-term
  borrowings............    16,725    (7,107)   23,832     8,048     13,129    (5,081)
 Interest on long-term
  debt..................    20,812    12,532     8,280    15,101     20,741    (5,640)
                          --------  --------  --------  --------   --------  --------
  Total.................   101,949     9,987    91,962    (4,038)    31,106   (35,144)
                          --------  --------  --------  --------   --------  --------
Net interest income.....  $(39,434) $ (7,473) $(31,961) $ (5,332)  $ 13,226  $(18,558)
                          ========  ========  ========  ========   ========  ========

--------
(1) The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

  The following table provides additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the years ended December 31, 2000, 1999 and 1998.

     Average Balances, Interest Yields and Rates, and Net Interest Margin
                            (Tax-Equivalent Basis)

                                                      Years ended December 31,
                          -----------------------------------------------------------------------------------
                                     2000                        1999                        1998
                          --------------------------- --------------------------- ---------------------------
                                              Average                     Average                     Average
                           Average            Yield/   Average            Yield/   Average            Yield/
                           Balance   Interest  Rate    Balance   Interest  Rate    Balance   Interest  Rate
                          ---------  -------- ------- ---------  -------- ------- ---------  -------- -------
                                                           (in millions)
ASSETS
Earning assets:
 Trading account
  securities............  $     3.9  $    0.2  6.41%  $    28.3  $    1.5  5.15%  $    56.5  $    3.1  5.48%
 Money market
  investments...........       70.7       4.6  6.45        40.1       2.1  5.13       107.9       6.2  5.71
Investment
 securities(5):
 Taxable................    3,630.2     221.3  6.10     3,942.1     235.6  5.98     3,497.9     221.6  6.33
 Tax-exempt(1)..........      438.6      34.9  7.97       408.6      32.0  7.84       422.2      32.1  7.61
 Equity investments.....      256.0      14.0  5.46       206.7      12.2  5.91       184.1      11.6  6.28
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
 Total investment
  securities available
  for sale..............    4,324.8     270.2  6.25     4,557.3     279.9  6.14     4,104.3     265.3  6.46
Loans held for sale.....       26.2       1.9  7.40        24.9       1.6  6.41       212.2      17.8  8.38
Loans (net of unearned
 income)(1, 2):
 Commercial.............    3,686.9     300.9  8.16     3,474.9     250.1  7.20     3,139.1     239.0  7.61
 Commercial real
  estate................    2,366.1     197.3  8.34     2,369.8     185.5  7.83     2,234.5     186.2  8.33
 Residential............      670.3      50.3  7.51       732.2      54.2  7.41       866.7      64.5  7.44
 Retail.................    2,905.5     242.6  8.35     2,871.3     232.1  8.08     2,740.8     230.3  8.40
 Retail leases
  receivable............      382.9      27.7  7.23       342.1      25.8  7.53       312.7      23.7  7.59
 Commercial leases
  receivable............      617.1      30.5  4.94       553.4      28.9  5.21       474.8      23.8  5.02
 Foreign................      245.2      17.8  7.27       312.7      20.0  6.39       445.4      31.1  6.99
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
 Total loans............   10,874.0     867.1  7.97    10,656.4     796.5  7.47    10,214.1     798.6  7.82
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
  Total earning assets..   15,299.5  $1,144.1  7.48%   15,307.0  $1,081.6  7.07%   14,694.9  $1,090.9  7.42%
Allowance for loan and
 lease losses...........     (157.3)                     (157.4)                     (161.7)
Cash and due from
 banks..................      756.4                       864.3                       895.7
Other assets............    1,747.6                     1,649.7                     1,643.9
                          ---------                   ---------                   ---------
 Total assets...........  $17,646.2                   $17,663.7                   $17,072.8
                          =========                   =========                   =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits in domestic
 offices:
 Interest bearing
  demand................  $   119.7  $    2.3  1.89%  $   139.6  $    2.8  2.01%  $   520.2  $    7.7  1.49%
 Money market accounts..    2,528.6      75.8  3.00     2,630.2      70.5  2.68     2,246.2      72.2  3.22
 Savings................    1,239.0      21.0  1.70     1,379.7      25.5  1.85     1,488.3      37.0  2.49
 Other consumer time....    2,876.7     157.8  5.48     2,903.2     146.6  5.05     3,279.2     172.0  5.25
 Large denomination
  time..................    2,298.8     151.6  6.59     1,868.7     101.0  5.41     1,471.1      84.1  5.72
Deposits in foreign
 banking office(6)......      306.3      19.1  6.23       332.7      16.6  4.98       315.5      17.2  5.45
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
 Total interest bearing
  deposits..............    9,369.0     427.5  4.56     9,254.1     363.1  3.92     9,320.5     390.3  4.19
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
Funds purchased.........    1,409.6      85.9  6.09     1,598.4      76.9  4.81     1,367.4      69.9  5.11
Other borrowed funds,
 short-term.............      566.1      33.2  5.86       517.0      25.4  4.91       480.3      24.4  5.07
Long-term debt..........    1,180.4      85.6  7.25       999.8      64.7  6.48       686.4      49.6  7.23
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
 Total interest bearing
  liabilities...........   12,525.1     632.1  5.05%   12,369.3     530.1  4.29%   11,854.6     534.2  4.51%
                          ---------  --------  ----   ---------  --------  ----   ---------  --------  ----
Noninterest bearing
 deposits...............    2,625.2                     2,714.9                     2,640.8
Other liabilities.......      674.2                       676.6                       612.4
Redeemable preferred
 stock..................        8.6                         8.2                         8.0
Stockholders' equity....    1,813.2                     1,894.7                     1,957.0
                          ---------                   ---------                   ---------
 Total liabilities and
  Stockholders' equity..  $17,646.2                   $17,663.7                   $17,072.8
                          =========                   =========                   =========
Net interest income,
 tax-equivalent basis...             $  512.0                    $  551.4                    $  556.7
                                     ========                    ========                    ========  ====
Net interest spread(3)..                       2.43%                       2.78%                       2.92%
Contribution of interest
 free sources of funds..                       0.92                        0.82                        0.87
                                               ----                        ----                        ----
Net interest margin(4)..                       3.35%                       3.60%                       3.79%
                                               ====                        ====                        ====

--------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax-equivalent adjustment is used based on a 35% Federal tax rate.
(2) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(3) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(4) Net interest margin is the ratio of net interest income on a tax-equivalent basis to average earning assets.
(5) Yields on investment securities available for sale are calculated based upon average amortized cost and exclude unrealized gains and losses.
(6) The majority of deposits in foreign banking offices were in amounts in excess of $100 thousand.

Noninterest Income

  The following table presents the components of noninterest income for the years ended December 31, 2000, 1999 and 1998, and a year-to-year comparison expressed in terms of percent changes. All prior periods have been restated to conform to the current year's presentation.

                              Noninterest Income

                                 Years ended December 31,    Percent change
                                -------------------------- -------------------
                                  2000     1999     1998   2000/1999 1999/1998
                                -------- -------- -------- --------- ---------
                                      (in thousands)
Service charges on deposit
 accounts...................... $100,350 $ 93,948 $ 89,808     6.8%      4.6%
Trust and investment advisory
 fees..........................   88,472   82,081   71,221     7.8      15.2
Electronic banking income......   28,329   24,485   20,789    15.7      17.8
Trading income.................   18,609   12,009   14,289    55.0     (16.0)
Security sales and fees........   13,936   12,099   24,343    15.2     (50.3)
Mortgage banking income........   12,908   13,556   30,736    (4.8)    (55.9)
Bank owned life insurance......   11,007    2,416      808   355.6     199.0
Other..........................   74,135   64,458   62,433    15.0       3.2
                                -------- -------- --------   -----    ------
Total fees and other income....  347,746  305,052  314,427    14.0      (3.0)
Securities gains, net..........      304    4,975   60,759   (93.9)    (91.8)
Gain on sale of credit card
 loans.........................      --       --    60,000     --     (100.0)
                                -------- -------- --------   -----    ------
  Total noninterest income..... $348,050 $310,027 $435,186    12.3%    (28.8)%
                                ======== ======== ========   =====    ======

  Allfirst's noninterest income for the year ended December 31, 2000 was $348.1 million, a $38.0 million (12.3%) increase from noninterest income for the year ended December 31, 1999. Total fees and other income, which represents noninterest income from core banking activities grew 14.0% in 2000 to $347.7 million. Deposit service charges rose to $100.4 million, up from $93.9 million in 1999. Higher corporate deposit fees of $6.8 million (12.3%) due to higher cash management activity were offset by lower retail deposit fees of $0.4 million. Trust and investment advisory fees grew 7.8% to $88.5 million in 2000 as a higher level of funds under management supported revenue increases in all categories. At December 31, 2000, funds under management and administration were $115 billion compared to $111 billion at the end of 1999. Electronic banking income captures fee income from automated teller machines and interchange income from VISA debit card transactions and grew by 15.7% in 2000 to $28.3 million.

  Trading income, before the effect of the cost to carry derivative assets on the balance sheet, increased by $6.6 million due to growth in foreign exchange trading activities. Trading income (net of the cost to carry derivative assets) was $10.9 million in 2000 and $9.8 million in 1999. Securities sales and fees grew 15.2% supported by growth in mutual fund fees, annuity fees and private placement fees. Mortgage banking income declined by 4.8%, as mortgage placement fees were lower by $0.7 million compared to 1999 due to higher market interest rates which caused lower originations in 2000.

  Income from bank owned life insurance grew $8.6 million in 2000, driven by Allfirst's purchase of $200 million in bank owned life insurance during the fourth quarter of 1999 and the first quarter of 2000 that generated income of $13.8 million. This was offset by a decline in income from other corporate owned life insurance policies of $5.2 million. Other income rose by $9.7 million (15.0%) in 2000, primarily due to gains from venture capital investments, which increased to $7.9 million in 2000 compared to $0.3 million in 1999. Various other miscellaneous income and fees increased $2.1 million.

  Securities gains recognized in 2000 of $0.3 million were lower than 1999's level by $4.7 million as the prior year reflected gains from the sale of $1.5 billion in securities. Securities gains and losses on debt securities are generated from the investment portfolio which is maintained for interest rate risk and liquidity management purposes.

Noninterest Expenses

  The following table presents the components of noninterest expenses for the years ended December 31, 2000, 1999 and 1998 and a year to year comparison expressed in terms of percent changes. All prior periods have been restated to conform with the current year's presentation.

                             Noninterest Expenses

                                 Years ended December 31,    Percent change
                                -------------------------- -------------------
                                  2000     1999     1998   2000/1999 1999/1998
                                -------- -------- -------- --------- ---------
                                                (in thousands)
Salaries and other personnel
 costs......................... $278,283 $275,942 $311,030     0.8%    (11.3)%
Equipment costs................   46,207   45,936   42,882     0.6       7.1
Occupancy costs................   37,230   36,579   37,974     1.8      (3.7)
Other operating expenses:
  External services............   15,781   16,010   18,113    (1.4)    (11.6)
  Postage and communications...   19,890   20,216   23,841    (1.6)    (15.2)
  Advertising and marketing....   16,486   13,626   20,234    21.0     (32.7)
  Professional service fees....   12,864   12,407   18,628     3.7     (33.4)
  Lending and collection.......    7,224   13,024   16,802   (44.5)    (22.5)
  Other........................   53,223   48,104   55,421    10.6     (13.2)
                                -------- -------- --------   -----     -----
Total operating expenses.......  487,188  481,844  544,925     1.1     (11.6)
Intangible assets amortization
 expense.......................   47,784   50,996   55,602    (6.3)     (8.3)
                                -------- -------- --------   -----     -----
    Total noninterest
     expenses.................. $534,972 $532,840 $600,527     0.4%    (11.3)%
                                ======== ======== ========   =====     =====

  Allfirst's noninterest expenses for the year ended December 31, 2000 were $535.0 million, a $2.1 million (0.4%) increase from noninterest expenses for the year ended December 31, 1999. Total operating expenses of $487.2 million increased $5.3 million (1.1%) in 2000. Noninterest expenses in 1999 included $10.0 million associated with the Allfirst brand introduction during the second quarter of 1999. Costs related to the implementation of the new Allfirst brand name were advertising expenses ($6.2 million), professional service fees ($1.5 million), sales supplies ($1.6 million) and other expenses ($0.7 million) in 1999. Excluding these 1999 name change costs, operating expenses increased 3.3% in 2000 due primarily to higher advertising costs and auto lease residual losses. The decrease in intangible assets amortization expense of $3.2 million was primarily due to lower deposit premium amortization.

  Salaries and other personnel expenses increased $2.3 million primarily due to merit and promotion increases offset by lower pension and healthcare costs. Equipment expenses increased by 0.6% and occupancy expenses rose by 1.8%, while modest decreases were recognized in external services (1.4%) and postage and communication (1.6%). Excluding name change costs, advertising and marketing expenses increased by $9.1 million as 2000 included several major initiatives focusing on customer retention and cross sell opportunities. Professional service fees rose $2.0 million (18.4%) excluding name change costs.

  There was a significant decrease in lending and collection expenses (44.5%) primarily due to lower costs related to Allfirst's foreign maritime loan portfolio. In 2000, lending and collection expenses related to the foreign maritime portfolio were $1.4 million compared to $7.4 million in 1999. Other expenses increased 10.6% to $53.3 million in 2000. Other expenses included a $2.8 million automobile lease valuation reserve, higher realized losses on off-lease automobiles of $3.0 million, and higher expenses related to deferred compensation plans of $0.7 million. This was offset by lower office supplies expense of $1.7 million, as 1999 included the $1.6 million related to name change costs.

Quarterly Summary

  The following table presents a summary of earnings by quarter for the years ended December 31, 2000 and 1999:

                         Summary of Quarterly Earnings

                                               2000 quarters ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------- ------------ -----------
                                                  (in thousands)
Interest and dividend income....... $270,287 $279,509     $288,359    $289,160
Net interest income................  124,327  125,295      123,142     122,463
Provision for loan and lease
 losses............................    7,032    9,843        6,202       5,463
Income before income taxes.........   69,205   71,486       70,684      68,390
Net income.........................   45,353   46,808       46,820      45,863
                                               1999 quarters ended
                                    ------------------------------------------
                                    March 31 June 30  September 30 December 31
                                    -------- -------- ------------ -----------
                                                  (in thousands)
Interest and dividend income....... $264,216 $261,482     $266,551    $274,340
Net interest income................  131,628  134,362      133,426     137,034
Provision for loan and lease
 losses............................   11,630    9,349        6,185       6,986
Income before income taxes.........   67,262   59,362       76,640      76,223
Net income.........................   42,418   37,551       48,106      50,002


Investment Portfolio

  At December 31, 2000, the investment securities available for sale portfolio was $4.4 billion compared with $4.3 billion at December 31, 1999, an $88 million (2.0%) increase. The tax-equivalent yield on the total portfolio for the year ended December 31, 2000 was 6.25% compared to 6.14% for the year ended December 31, 1999. Net unrealized losses on the investment securities portfolio were $23.1 million at December 31, 2000.

  Investment securities sold in 2000 totaled $490 million and generated pretax gains of $0.3 million. Securities sold included U.S. Treasury securities, mortgage backed securities and collateralized mortgage obligations. Investment securities were sold to improve yields or change the duration of the investment portfolio. In 2000, Allfirst purchased $978 million of investment securities to partially replace $537 million of maturities, calls and paydowns of securities and the $490 million of securities sold.

  The following table sets forth the book value ("fair value") of the available for sale securities owned by Allfirst.

                    Available for Sale Investment Portfolio

                                                        December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                                       (in thousands)
U.S. Treasury & U.S. Government agencies..... $  137,803 $  207,895 $  256,218
Mortgage-backed obligations..................  1,963,637  1,896,061  2,602,572
Collateralized mortgage obligations(1) ......  1,052,232  1,051,283    738,822
Asset-backed securities......................    370,406    392,411    493,027
Obligations of states and political
 subdivisions................................    488,600    436,616    457,880
Other debt securities........................     89,532     73,804     84,655
Equity securities............................    272,827    229,273    181,913
                                              ---------- ---------- ----------
  Total...................................... $4,375,037 $4,287,343 $4,815,087
                                              ========== ========== ==========

--------

(1)  At December 31, 2000, 1999 and 1998, $844.7 million, $1,051.3 million, and $738.6 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

  The following table shows the maturity distribution of the available for sale debt securities of Allfirst at December 31, 2000 based upon amortized cost.

              Maturity of Available for Sale Investment Portfolio

                                           Maturing
                            ---------------------------------------
                                       After      After
                                      One year  Five years
                             Within  Through 5  Through 10  After
                            One Year   Years      years    10 years   Totals
                            -------- ---------- ---------- -------- ----------
                                              (in thousands)
U.S. Treasury & U.S.
 Government Agencies....... $130,365 $    6,837  $    501  $    --  $  137,703
Mortgage-backed
 obligations(1)............  236,739    766,844   678,843   300,920  1,983,346
Collateralized mortgage
 Obligations(1)............  379,493    552,495    58,474    62,249  1,052,711
Asset-backed
 securities(1).............  129,537    224,522    12,061     2,104    368,224
Obligations of states and
 political Subdivisions....   24,354    106,467    29,711   316,774    477,306
Other debt and equity
 securities(2).............   87,703      1,500       250   289,442    378,895
                            -------- ----------  --------  -------- ----------
  Total.................... $988,191 $1,658,665  $779,840  $971,489 $4,398,185
                            ======== ==========  ========  ======== ==========

--------
(1) The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.
(2) Equity securities totaling $289.4 million have been classified in after 10 years.

  The following table reflects the approximate weighted average tax-equivalent yield (at an assumed Federal tax rate of 35%) of the available for sale investment portfolio at December 31, 2000 based upon amortized cost.

                    Available for Sale Investment Portfolio
                            (Tax-Equivalent Yields)

                                                   Maturing
                                     -------------------------------------
                                               After     After
                                              One year Five years
                                      Within  Through  Through 10  After
                                     One Year 5 Years    years    10 years Totals
                                     -------- -------- ---------- -------- ------
U.S. Treasury & U.S. Government
agencies...........................    5.16%    5.75%     6.48%      -- %   5.19%
Mortgage-backed obligations........    6.03     6.01      6.00      6.01    6.01
Collateralized mortgage
 obligations(1)....................    6.49     6.49      6.49      6.49    6.49
Asset-backed securities............    6.85     6.85      6.85      6.85    6.85
Obligations of states and political
 subdivisions......................    8.27     7.14      7.51      7.87    7.71
Other debt and equity securities...    6.07     7.40      7.20      3.93    4.44
                                      -----     ----      ----      ----    ----
  Total............................    6.26%    6.36%     6.11%     6.03%   6.22%
                                      =====     ====      ====      ====    ====

--------
(1) Computation of weighted average tax-equivalent yields includes $245.2 million of floating rate CMOs.

Loan Portfolio

  The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                       Composition of the Loan Portfolio

                                                                December 31,
                          --------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                          -----------------  -----------------  -----------------  -----------------  ----------------
                            Amount      %      Amount      %      Amount      %      Amount      %      Amount     %
                          ----------- -----  ----------- -----  ----------- -----  ----------- -----  ---------- -----
                                                               (in thousands)
Commercial..............  $ 3,828,304  35.1% $ 3,542,014  32.9% $ 3,452,416  32.7% $ 2,868,728  28.4% $1,731,031  25.5%
Commercial real estate..    2,362,564  21.7    2,329,886  21.6    2,305,639  21.8    2,256,895  22.4   1,453,244  21.4
Residential mortgage....      640,765   5.9      686,780   6.4      827,103   7.8      987,751   9.8     833,045  12.2
Retail..................    2,856,520  26.2    2,945,593  27.3    2,755,218  26.1    2,713,663  26.9   1,977,241  29.1
Commercial leases.......      665,649   6.1      615,670   5.7      540,395   5.1      469,217   4.7     390,929   5.7
Retail leases...........      353,364   3.2      383,880   3.5      318,582   3.0      305,004   3.0      47,131   0.7
Foreign.................      201,882   1.8      276,807   2.6      365,067   3.5      482,328   4.8     365,824   5.4
                          ----------- -----  ----------- -----  ----------- -----  ----------- -----  ---------- -----
Total loans, net of
 unearned income........  $10,909,048 100.0% $10,780,630 100.0% $10,564,420 100.0% $10,083,586 100.0% $6,798,445 100.0%
                          =========== =====  =========== =====  =========== =====  =========== =====  ========== =====

  The following table displays the contractual maturities and interest rate sensitivities of the loan portfolio of Allfirst at December 31, 2000. Allfirst's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                          Contractual Loan Maturities

                                               Maturing
                                   --------------------------------
                                               After 1
                                     In one      year
                                    Year Or    Through     After
                                    less(1)    5 years    5 years      Total
                                   ---------- ---------- ---------- -----------
                                                  (in thousands)
Commercial........................ $  839,645 $2,468,177 $  520,482 $ 3,828,304
Commercial real estate............    521,052  1,205,021    636,491   2,362,564
Residential mortgage..............    141,268    256,629    242,868     640,765
Retail............................    682,099  1,647,284    527,137   2,856,520
Commercial leases receivable......     66,799    373,697    225,153     665,649
Retail leases receivable..........     87,298    266,033         33     353,364
Foreign...........................     89,465    106,637      5,780     201,882
                                   ---------- ---------- ---------- -----------
  Total........................... $2,427,626 $6,323,478 $2,157,944 $10,909,048
                                   ========== ========== ========== ===========
Amount of loans based upon:
Fixed interest rates.............. $1,324,971 $3,171,033 $1,122,269 $ 5,618,273
Variable interest rates(2)........ $1,102,655 $3,152,445 $1,035,675 $ 5,290,775

--------
(1) Includes demand loans and loans having no stated schedule of repayments or maturity.
(2) The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

Commercial

  Commercial loan outstandings of $3.8 billion grew $286 million (8.1%) in 2000 and comprised 35.1% of Allfirst's total loans and leases at December 31, 2000. Commercial loans include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The increase in commercial loans in 2000 was primarily due to growth in large corporate lending and specialized industries sectors.

  The commercial loan portfolio is segregated by market sector into two primary business lines--Community Banking and Capital Markets. Community Banking focuses on small business customers with sales volume of less than $10 million. Within Capital Markets, the focus is on customers with sales volumes between $10 million and $100 million. In addition, there are specialized lending functions within Capital Markets including Communications, Healthcare, International, Asset Based Lending, Transportation, Not for Profit and Financial Institutions. The primary market for commercial lending is Maryland, Pennsylvania, Virginia and Washington, D.C.

Commercial Real Estate

  Allfirst's commercial real estate portfolio represents loans secured primarily by commercial real property. Commercial real estate loans of $2.4 billion comprised 21.7% of the total loan portfolio at December 31, 2000. Commercial real estate loans increased $32.7 million or 1.4% during 2000. The commercial real estate portfolio continues to benefit from increasing real estate rental rates and falling vacancies in Allfirst's primary markets. Allfirst continues to emphasize relationship lending with a focus on quality investor real estate projects and owner occupied properties. The commercial real estate portfolio continues to be well balanced by property type and is geographically centered in Allfirst's regional marketplace, with the majority of the portfolio secured by properties in Maryland, Pennsylvania, Virginia, and Washington, D.C.

  Commercial real estate loans included $479 million in construction loans at December 31, 2000 compared to $476 million at December 31, 1999. These loans are for land acquisition and development, and building construction. Most construction activity continues to occur in Northern Virginia and along the Baltimore/Washington corridor with development primarily for commercial office space, industrial and retail projects.

Residential Mortgage

  Residential mortgages at December 31, 2000 of $641 million decreased $46 million from December 31, 1999. Allfirst offers a comprehensive range of first mortgage products, referred directly from its retail branch system to a third party who originates and funds these loans for its portfolio. Allfirst sold its mortgage banking subsidiaries in 1998 and outsourced its remaining residential mortgage loan origination, processing and loan closing functions in 2000. Allfirst expects its residential loan portfolio to continue to decline as existing loans are paid down.

Retail

  Retail loans outstanding of $2.9 billion at December 31, 2000 decreased $89 million from December 31, 1999. This decrease is largely attributable to Allfirst's decision to curtail the origination of indirect automobile loans during 2000. Indirect loans outstanding are down $88 million in 2000 compared to 1999.

  Allfirst continues to provide a comprehensive range of retail loan and line of credit products. These products include home equity, automobile, marine and unsecured installment loans as well as home equity and unsecured lines of credit. The principal means by which these products are made available is on a direct basis through Allfirst's branch and telephone banking system. Allfirst plans to begin taking loan applications over the Internet later in 2001. Allfirst continues to service its existing indirect loan and lease portfolio.

Commercial Leases Receivable

  Commercial leases receivable include small equipment and general equipment leasing portfolios. Commercial leases receivable increased to $666 million at December 31, 2000 from $616 million at December 31, 1999. The majority of the commercial leasing portfolio is general equipment leases with an emphasis on transportation equipment which includes railcars, tractors, trailers and commercial aircraft. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies and income funds.

Retail Leases Receivable

  Retail lease receivables consist of retail auto lease loans. Retail leases receivable of $353 million at December 31, 2000 were down $31 million from December 31, 1999 levels. The decision to curtail the origination of indirect automobile leases led to the decline.

Foreign

  Foreign loans totaled $202 million at December 31, 2000, a decrease of $75 million when compared to December 31, 1999. Foreign loans outstanding at December 31, 2000 included foreign maritime loans totaling $119 million, foreign direct investment loans totaling $23 million, and other foreign loans of $60 million. During 2000, Allfirst continued to reduce its foreign maritime exposure. See "Asset Quality" for additional information.

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

  The Credit Review function, which reports independently to the Audit Committee of the Board of Directors, periodically reviews all lending units throughout Allfirst. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, and to certify adequacy of the allowance for loan and lease losses, which the Audit Committee is required to approve quarterly.

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

Nonperforming Assets

  At December 31, 2000, nonperforming assets totaled $107.5 million, compared with $80.5 million at year-end 1999. The $27 million increase in nonperforming assets was primarily attributable to one $20 million syndicated commercial loan to a financial services borrower and a $6.6 million loan to a healthcare provider. The loan to the healthcare provider represents the remaining exposure of a $22.5 million credit relationship that was placed on nonaccrual during the first quarter of 2000. As the result of a partial loan sale and charge-offs, this exposure was reduced to $6.6 million by year end. Subsequent to year end, this credit was sold at book value. There were no other nonaccruing healthcare loans at December 31, 2000 or December 31, 1999.

  Nonperforming other assets include $15.5 million and $15.8 million in nonperforming maritime other assets as of December 31, 2000 and 1999 respectively. Allfirst has classified these assets as nonperforming other assets because 1) the value of the assets is approximately equal to the book balance and 2) the structure of each asset provides compensation for increased risk by incorporating revenue sharing rights. These assets have been valued based on the estimated cash flows from each shipping vessel's operations as well as independent valuations.

  During 1998 and 1999, Allfirst's foreign maritime loan portfolio was negatively affected by economic adversity in certain international markets, particularly Asia, that depressed the dry bulk and tanker shipping industries. During 2000, the tanker market recovered. Commencing in 1999, the dry bulk market showed some improvement, although volatility continues to exist. At December 31, 2000, Allfirst's total foreign maritime exposure was $202.3 million including loans and leases of $157.0 million, $15.5 million in other foreign maritime assets, and $29.8 million in unfunded loan commitments, letters of credit and risk participations. This compares to total foreign maritime exposure of $237.4 million at December 31, 1999 and $313.9 million at December 31, 1998. Total foreign maritime nonperforming assets at December 31, 2000 were $16.0 million, which included $0.5 million in nonaccrual loans and $15.5 million in nonperforming other assets.

  The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                             Nonperforming Assets

                                               December 31,
                                 ---------------------------------------------
                                   2000     1999      1998     1997     1996
                                 --------  -------  --------  -------  -------
                                              (in thousands)
Nonaccrual loans
Domestic:
  Commercial.................... $ 52,231  $13,496  $ 17,356  $21,730  $13,988
  Commercial real estate........    6,728    8,151     6,332    9,417   20,347
  Residential mortgage..........   17,432   20,511    22,366   24,808    7,545
  Commercial leases receivable..    1,712      264       --       --       --
Foreign.........................    1,928    9,302    13,227    4,340    3,800
                                 --------  -------  --------  -------  -------
    Total nonaccrual loans......   80,031   51,724    59,281   60,295   45,680
Restructured loans..............      --       --         88    3,692      126
Other real estate and other
 assets owned(1) ...............   11,993   12,971    15,630   16,963   13,146
Other(2)........................   15,515   15,767    25,903      --       --
                                 --------  -------  --------  -------  -------
    Total nonperforming assets.. $107,539  $80,462  $100,902  $80,950  $58,952
                                 ========  =======  ========  =======  =======
Nonperforming assets as a % of
 total loans, net of unearned
 income plus other foreclosed
 assets owned...................     0.98%    0.74%     0.95%    0.80%    0.87%
                                 ========  =======  ========  =======  =======
Accruing loans contractually
 past due 90 days or more as to
 principal or interest:
  Domestic...................... $ 33,330  $31,693  $ 40,469  $23,717  $23,812
                                 ========  =======  ========  =======  =======

--------
(1) Other real estate and other assets owned represents collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
(2) Other is primarily comprised of maritime loans discussed in detail under "Nonperforming Assets".

  The following table details the gross interest income that would have been received during the year ended December 31, 2000 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans actually been included in income for the year.

                                                                  Year ended
                                                                 December 31,
                                                                     2000
                                                               ----------------
                                                               Domestic Foreign
                                                                Loans    Loans
                                                               -------- -------
                                                                (in thousands)
Gross interest income that would have been recorded had
 nonaccrual loans been current in accordance with original
 terms........................................................  $4,844  $1,725
Interest income actually recorded.............................   1,521     196

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which Allfirst has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 2000, Allfirst was monitoring $60 million of potential problem loans which were not included in the nonperforming assets table disclosed above. There were no other interest earning assets, other than loans, at December 31, 2000 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

Allowance for Loan and Lease Losses

  Allfirst maintains an allowance for loan and lease losses ("allowance") adequate to absorb estimated probable losses inherent in the loan portfolio. The following table details certain information relating to the allowance of Allfirst for the five years ended December 31, 2000. See also Note 4 of the Notes to Consolidated Financial Statements of Allfirst.

              Analysis of the Allowance for Loan and Lease Losses

                                               December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                              (in thousands)
Summary of Transactions
Allowance at beginning of
 year........................  $157,351  $157,351  $168,186  $154,802  $177,621
Provision for loan and lease
 losses......................    28,540    34,150    34,297    32,017     6,500
Losses charged-off:
 Commercial loans............    15,584     9,083     6,836     9,581     2,743
 Commercial real estate
  loans......................     2,861       283       692       543     6,384
 Residential mortgages.......     2,841     4,447     1,300       868       177
 Retail loans, excluding
  credit card loans..........    15,829    17,622    11,476     7,998     5,893
 Credit card loans...........       197       187     3,463    26,962    30,156
 Commercial leases
  receivable.................       237       --          1       --        --
 Retail leases receivable....     2,803     1,860     1,106       736       125
 Foreign loans...............     2,143     8,820    19,364       --        --
                               --------  --------  --------  --------  --------
 Total losses charged-off....    42,495    42,302    44,238    46,688    45,478
                               --------  --------  --------  --------  --------
Recoveries of losses
 previously charged-off:
 Commercial loans............       772       749     1,642     1,083     1,787
 Commercial real estate
  loans......................     2,450     1,322     1,928       313       560
 Residential mortgages.......       930       965        47        97         8
 Retail loans, excluding
  credit card loans..........     4,296     4,550     3,460     2,893     2,143
 Credit card loans...........       121        42       102     1,507     2,568
 Commercial leases
  receivable.................        65        13         7       --          4
 Retail leases receivable....       328       347       255       221       109
 Foreign loans...............       181       164       --        557       --
                               --------  --------  --------  --------  --------
 Total recoveries............     9,143     8,152     7,441     6,671     7,179
                               --------  --------  --------  --------  --------
Net losses charged-off.......    33,352    34,150    36,797    40,017    38,299
Allowance for loans of
 acquired banks..............       --        --        --     42,884    10,642
Allowance attributable to
 loans sold..................       --        --     (6,850)  (21,500)      --
Transfer of allowance to
 reserve for off-balance
 sheet liability.............       --        --     (1,485)      --     (1,662)
                               --------  --------  --------  --------  --------
Total allowance at end of
 year........................  $152,539  $157,351  $157,351  $168,186  $154,802
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 by Category
 Commercial loans............  $ 14,812  $  8,334  $  5,194  $  8,498  $    956
 Commercial real estate
  loans......................       411    (1,039)   (1,236)      230     5,824
 Residential mortgages.......     1,911     3,483     1,253       771       169
 Retail loans................    11,533    13,072     8,016     5,105     3,750
 Credit card loans...........        76       144     3,361    25,455    27,588
 Commercial leases
  receivable.................       172       (13)       (6)      --         (4)
 Retail leases receivable....     2,475     1,513       851       515        16
 Foreign loans...............     1,962     8,656    19,364      (557)      --
                               --------  --------  --------  --------  --------
 Total.......................  $ 33,352  $ 34,150  $ 36,797  $ 40,017  $ 38,299
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 to Average Loans by Category
 Commercial loans............      0.40%     0.24%     0.16%     0.37%     0.05%
 Commercial real estate
  loans......................      0.02     (0.04)    (0.06)     0.01      0.44
 Residential mortgages.......      0.29      0.48      0.14      0.08      0.02
 Retail loans................      0.40      0.46      0.30      0.26      0.30
 Credit card loans...........      0.50      0.95     10.18      6.72      5.37
 Commercial leases
  receivable.................      0.03       --        --        --        --
 Retail leases receivable....      0.65      0.44      0.27      0.30      0.04
 Foreign loans...............      0.80      2.77      4.35     (0.15)      --
                               --------  --------  --------  --------  --------
 Total loans.................      0.31%     0.32%     0.36%     0.48%     0.61%
 Total loans--excluding
  credit cards...............      0.31%     0.32%     0.33%     0.18%     0.18%
Allowance as a percentage of
 year end loans, net of
 unearned income.............      1.40%     1.46%     1.49%     1.67%     2.28%
Allowance as a percentage of
 nonperforming loans.........     190.6%    304.2%    265.0%    262.8%    337.9%

  Allfirst evaluates, reports and documents the allowance in accordance with all regulatory guidelines including the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The adequacy of the allowance is evaluated at least quarterly, employing a methodology that is sound, based on reliable information and well documented. The methodology provides consistency and integrity. The methodology incorporates the flexibility to make changes as the risk profiles of the various loan portfolios change over time.

  All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the allowance. The allowance does not provide for the estimated losses stemming from uncollectible interest because Corporate Policy generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status. All nonaccrual and classified loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve.

  The following table provides an allocation of the allowance to the respective loan classifications. The allocation of the allowance is based on a consideration of all of the factors discussed which are used to determine the allowance as a whole. Since all of those factors are subject to change, the allocation of the allowance detailed below is not necessarily indicative of future losses or future allocations. The allowance at December 31, 2000 was available to absorb losses occurring in any category of loans.

             Allocation of the Allowance for Loan and Lease Losses

                                                   December 31,
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Commercial........................ $ 48,237 $ 30,103 $ 37,115 $ 35,867 $ 18,139
Commercial real estate............   12,342   16,500   18,062   21,584   17,671
Residential mortgage..............    5,763    4,411    4,100    1,719    1,334
Retail............................   13,383   15,078   12,494   13,041    4,609
Credit card.......................      --       --       --     6,010   31,801
Commercial leases receivable......   11,458   10,210   10,113   10,787   12,374
Retail leases receivable..........    2,474    2,484    1,298      873      160
Foreign...........................    6,753   16,063   23,807   14,143   13,540
Unallocated.......................   52,129   62,502   50,363   64,162   55,174
                                   -------- -------- -------- -------- --------
  Total allowance................. $152,539 $157,351 $157,351 $168,186 $154,802
                                   ======== ======== ======== ======== ========

  The allowance at December 31, 2000 was down $4.8 million from the December 31, 1999 level as net charge-offs exceeded the provision for loan losses during the year. A portion of the decline was attributable to Allfirst's accounting for lease residual impairment losses. Prior to 2000, Allfirst had implicitly covered potential lease residual impairment exposure within the unallocated portion of the allowance. However, due to the weakness in the used automobile market and its effect on lease residual values in 2000, Allfirst recorded a $2.8 million automobile lease residual impairment loss in noninterest expenses, with an offsetting reduction in the unallocated allowance.

  Although nonperforming loans increased during 2000, this increase is only one of the factors in determining the adequacy of the allowance. Other risk factors including loan risk grades and current conditions impact various lines of business including credit size and industry concentrations. The $18.1 million increase in the allocated reserves for commercial loans was due to the increase in classified loans combined with the implementation of an enhanced reserve methodology. Allocated reserves for the foreign portfolio decreased by $9.3 million due to improvement in the credit quality of the maritime portfolio. Total maritime outstandings declined significantly and classified loans decreased by $30 million to less than $1.0 million at year-end. The unallocated reserve decreased by $10.4 million to $52.1 million. The unallocated reserve represented 34% of the allowance as of

December 31, 2000 compared to 40% as of December 31, 1999. At year-end, the allowance covered 2000 net charge-offs 4.6 times and represented 1.40% of total loans.

Deposits

  Total deposits at December 31, 2000 were $12.7 billion, a $535 million increase when compared to December 31, 1999. Noninterest bearing deposits increased $231 million from December 31, 1999. The increase was due to a $159 million increase in commercial demand deposit balances and a $72 million increase in retail balances.

  Interest bearing deposits increased $304 million when compared to 1999. This increase was due to a $239 million increase in purchased time deposits, a $158 million increase in money market deposits, and a $140 million increase in consumer time deposits, offset by lower interest bearing demand deposits of $60 million and savings deposits of $173 million. The decline in interest bearing demand and savings deposits reflects competitive pressures as consumers respond to alternative investment options from other banks and non-bank financial services companies. To the extent that Allfirst must replace noninterest bearing or interest bearing deposits with purchased funds, Allfirst's cost of funds increases.

  The following table details the maturity of certificates of deposit of $100,000 or more on December 31, 2000.

  Maturity Distribution of Certificates of Deposit in Amounts of $100,000 or
                                     More

                                                                   (in millions)
Within three months...............................................   $1,014.4
After three months but within six months..........................      221.4
After six months but within twelve months.........................    1,610.4
After twelve months...............................................      355.3
                                                                     --------
  Total...........................................................   $3,201.5
                                                                     ========

Short-term Borrowings

  To the extent that deposits are not adequate to fund customer loan demand, securities portfolio transactions, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, Allfirst seeks to meet its liquidity needs in the short-term funds markets. Allfirst utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the years ended December 31, 2000, 1999 and 1998.

                             Short-term Borrowings

                                                 Years ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                      (in thousands)
Federal funds purchased:
  End of year outstandings.................. $  506,480  $  291,993  $1,364,149
  Highest month-end balance.................  1,057,857   1,223,680   1,572,750
  Average balance...........................    686,133     818,532     726,942
  Average interest rate at year end.........       6.46%       5.49%       5.00%
  Weighted average interest rate(1).........       6.19        4.93        5.28

Repurchase agreements:
  End of year outstandings.................. $  605,730  $  629,281  $  821,645
  Highest month-end balance.................    983,692     984,940     821,645
  Average balance...........................    723,454     779,853     640,498
  Average interest rate at year end.........       5.97%       4.22%       4.45%
  Weighted average interest rate(1).........       5.72        4.55        4.77

Master demand notes of Allfirst:
  End of year outstandings.................. $  305,446  $  334,186  $  319,705
  Highest month-end balance.................    349,427     339,301     325,524
  Average balance...........................    299,279     319,734     308,587
  Average interest rate at year end.........       5.75%       5.15%       4.65%
  Weighted average interest rate(1).........       5.49        4.78        4.98

Other borrowed funds, short-term:
  End of year outstandings.................. $  234,940  $  375,576  $   58,222
  Highest month-end balance.................    390,000     375,576     301,539
  Average balance...........................    266,822     197,249     171,747
  Average interest rate at year end.........       5.43%       4.22%       3.68%
  Weighted average interest rate(1).........       6.07        4.94        5.06

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

Long-term Debt

  Long-term debt decreased $200 million when compared to December 31, 1999 due to the maturity of $200 million of adjustable rate advances from the Federal Home Loan Bank. During the second quarter of 1999, Allfirst redeemed its 10.375% subordinated capital notes using the proceeds from the issuance of $100 million of 6.875% subordinated notes. During the third quarter of 1999, Allfirst issued $100 million Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities. The proceeds from these securities, as well as other funding sources, were used to redeem Allfirst's preferred stock. A more detailed description of the Subordinated Capital Trust Enhanced Securities is included under "Stockholders' Equity and Capital Adequacy."

Liquidity Risk Management

  Liquidity is the ability of Allfirst to meet a demand for funds, such as deposit outflows, new loan requests and other corporate funding requirements. Liquidity can be obtained through the issuance of liabilities at acceptable costs within an acceptable period of time or through the maturity or sale of assets.

  The liquidity of Allfirst is enhanced by asset and liability management policies. The Asset and Liability Committee ("ALCO") is responsible for setting general guidelines regarding Allfirst's sources and uses of funds and asset and liability sensitivity, pursuant to Allfirst's Funds Management Policy approved by the Board of Directors. The Committee's goals foster the stable generation of increased net interest income without sacrificing credit quality, jeopardizing capital or adversely impacting liquidity. Allfirst maintains a level of asset and liability liquidity based on an internal assessment of its ability to meet obligations under both normal and adverse conditions. Allfirst's current policy requires qualifying liquid assets to cover 5% of total retail liabilities plus the higher of 15% of total unsecured wholesale liabilities or sufficient liquidity to cover all wholesale liabilities maturing within 119 days at various required percentages, plus 15% of undrawn credit facilities.

  Dividends from subsidiaries are the primary source of funds for the debt service and preferred stock requirements of Allfirst. Dividends from subsidiaries totaled $154.0 million for the year ended December 31, 2000. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. Dividends were paid by Allfirst in the amounts of $92 million and $46 million as of March 24, 2000 and September 20, 2000, respectively, to its sole common shareholder, Allied Irish Banks, p.l.c. ("AIB"). In January 2001, Allfirst's Board of Directors declared a $46.4 million dividend, payable to AIB in March 2001.

Stockholders' Equity and Capital Adequacy

  Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At December 31, 2000, Allfirst's Tier 1 risk based capital ratio was 9.98% ($1.6 billion of Tier 1 capital) and its total risk based capital ratio was 13.04% ($2.0 billion of total regulatory capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated debt, the allowance for loan and lease losses, and other off-balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

  The Federal Reserve Board's regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of tangible common stockholders' equity (Tier 1 capital). The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

  On July 13, 1999, Allfirst issued 100,000 Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities ("SKATES") at a price to investors of $98.9 million. Each SKATES pays a non-cumulative quarterly distribution calculated based on three month LIBOR plus 1.50%, reset quarterly. These securities are classified as long-term debt on the Consolidated Statement of Condition and qualify as Tier 1 Capital, with the limitation that the SKATES and other qualifying capital trust preferred securities cannot exceed 25% of Tier 1 capital. On July 14, 1999, the proceeds from the issuance of the SKATES, as well as other funding sources, were used to redeem Allfirst's 7.875% non-cumulative Preferred Stock at a redemption price of $25.00 per share plus $2.4 million of accrued and unpaid dividends.

  The following table details Allfirst's capital components and ratios at December 31, 2000 and 1999 based upon the capital requirements of the regulatory agencies. For additional information on regulatory capital see Note 14 of the Notes to Consolidated Financial Statements.

                              Capital Components

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                         (in thousands)
Common stockholders' equity......................... $ 1,952,106  $ 1,823,020
Guaranteed preferred beneficial interests in junior
 subordinated debentures............................     396,310      395,744
Disallowed intangibles..............................    (792,782)    (841,161)
Minority interest...................................         110          120
Net unrealized losses (gains) on investment
 securities available for sale......................       3,956       96,163
                                                     -----------  -----------
  Tier 1 capital....................................   1,559,700    1,473,886
                                                     -----------  -----------
Qualifying subordinated debt........................     319,590      339,510
Redeemable preferred stock..........................       1,718        5,005
Allowance for loan and lease losses.................     151,139      155,951
Off-balance sheet reserves..........................       4,524        4,209
                                                     -----------  -----------
  Tier 2 capital....................................     476,971      504,675
                                                     -----------  -----------
Total capital....................................... $ 2,036,671  $ 1,978,561
                                                     ===========  ===========
Risk-adjusted assets................................ $15,622,653  $14,943,778
Average quarterly assets (fourth quarter)........... $17,875,939  $17,689,521
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets............        9.98%        9.86%
   Regulatory minimum...............................        4.00         4.00
  Total capital to risk-adjusted assets.............       13.04        13.24
   Regulatory minimum...............................        8.00         8.00
Leverage ratio......................................        9.19         8.75

Results of Operations--1999 Compared to 1998

  Allfirst's net income to common stockholders for the year ended December 31, 1999 was $172.3 million, compared to $205.9 million for the year ended December 31, 1998, a decrease of $33.6 million (16.3%). The 1999 full year results included a $6.1 million after-tax charge related to the Allfirst name change and after-tax securities gains of $3.0 million. The 1998 full year results included a $37.4 million after-tax gain from the sale of the consumer credit card portfolio, after-tax securities gains of $38.3 million and after-tax nonrecurring technology and integration costs of $13.7 million. Excluding these items, net income to common stockholders for the year ended December 31, 1999 increased 22% over 1998. Return on average assets and return on average common stockholder's equity were 1.01% and 9.48%, respectively, for the full year 1999 compared to 1.28% and 11.36%, respectively, for the full year 1998.

  Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $223.8 million for the year ended December 31, 1999 compared to $266.7 million for the year ended December 31, 1998. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.33% and 22.50%, respectively, for full year 1999 compared to 1.65% and 27.85%, respectively, for the full year 1998.

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

  Net interest income on a tax-equivalent basis for the year ended December 31, 1999 of $551.4 million decreased $5.3 million (1.0%) when compared to net interest income of $556.7 million for the year ended December 31, 1998. During the third quarter of 1999, Allfirst redeemed its 7.875% preferred stock, replacing it with the proceeds from the issuance of Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by $5.0 million, increased the return to common stockholders by $3.4 million by replacing preferred dividends with tax deductible interest expense. In addition, net interest income declined relative to 1998 with a 14 basis point decrease in the net interest spread. Customer deposit balances declined in 1999, as customers moved funds into other higher yielding investment products. These deposits were replaced by higher cost purchased deposits and other purchased funds which contributed to the decrease in the net interest spread in 1999. The impact of the preferred stock redemption and the decline in deposits on the net interest spread was partially offset by a $612 million (4.2%) increase in interest earning assets.

  Allfirst's noninterest income for the year ended December 31, 1999 was $310.0 million, a $125.2 million (28.8%) decrease from noninterest income for the year ended December 31, 1998. Noninterest income in 1999 benefited from investment securities gains of $5.0 million. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment securities gains of $60.8 million. Excluding these items, total fees and other income decreased $9.4 million (3.0%) when compared to 1998. Fees and other income in 1998 included $49.0 million in fees and other income related to discontinued business lines. Excluding revenue from discontinued business lines in 1998, total fees and other income increased $39.6 million (14.9%) in 1999.

  Allfirst's noninterest expenses for the year ended December 31, 1999 were $532.8 million, a $67.7 million (11.3%) decrease from noninterest expenses for the year ended December 31, 1998. Intangible assets amortization expense decreased $4.6 million primarily due to lower deposit premium amortization. Operating expenses decreased $63.1 million (11.6%). Operating expenses associated with the Allfirst brand introduction totaled $10.0 million in 1999. The year ended December 31, 1998 included $22.7 million in expenses related to the installation of an enhanced technology platform and other issues arising from the integration of Allfirst's constituent banks and $2.0 million in expenses related to the Allfirst brand introduction. In addition, expenses in 1998 included $38.3 million in operating expenses related to discontinued businesses. Excluding these expenses, operating expenses decreased $10.1 million (2.1%) in 1999.

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

Interest Rate Risk Management

  Management of the interest rate risk of Allfirst is effected through adjustments to the size and duration of the available for sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options.

  Measurement of Allfirst's sensitivity to changing interest rates is accomplished primarily through a simulation model. Allfirst identifies its tolerance for interest rate risk in terms of a probable maximum loss ("PML"). Allfirst's PML model is commonly known as a Value at Risk ("VAR") model. The essence of the PML or VAR approach is to calculate the potential financial impact of probability-derived, worst-case, immediate and sustained changes in interest rates. Measuring risk and establishing the probable worst-case is a statistical technique. The statistical concept used to measure risk is volatility as measured by the standard deviation of interest rate or price movements. The standard deviation is determined by regression analysis of historical price and rate movements. The greater the standard deviation, the higher the measured risk. The PML approach assumes that the pattern of current and future interest rate or price movements will be similar to those experienced in the past. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. These changes in interest rates for each point on the yield curve are input into Allfirst's simulation model to determine the PML. Sensitivity to interest rate risk is measured from an economic perspective (equity at risk) and an income perspective (earnings at risk).

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

  The average high and low equity at risk exposure for the years ended December 31, 2000 and 1999 are detailed in the following table:

                                                                   Years ended
                                                                   December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
Average equity at risk........................................... $ 40.1 $ 44.9
Highest equity at risk...........................................   45.2   49.8
Lowest equity at risk............................................   32.9   24.4

Earnings at Risk

  The PML impact on future income is known as earnings at risk. The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one-year time frame is the earnings impact. Allfirst's current policy is to limit earnings at risk to 10% of budgeted current income before taxes assuming the same PML interest rate shock methodology employed to calculate Allfirst's equity at risk exposure.

  The average high and low earnings at risk exposure for the years ended December 31, 2000 and 1999 are detailed in the table below:

                                                                   Years ended
                                                                   December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
Average earnings at risk......................................... $  2.1 $  4.0
Highest earnings at risk.........................................    6.3    5.9
Lowest earnings at risk..........................................    0.4    0.6

Fixed Income and Derivative Trading Risk Management

  Allfirst maintains active securities and derivative trading positions resulting from activity generated for corporate customers as well as Allfirst's own trading account. Allfirst utilizes a variance-covariance VAR measurement system for the determination of market risk. VAR provides a single number summary of the largest amount of loss Allfirst is likely to incur over a specified time period from adverse changes in prices or rates. Risk is calculated as the PML in fair value over a one-month period that would arise from a worst-case movement in market rates. The worst-case is based on a historical observation of price/yield volatility over a period of years. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. Possible limitations of VAR models are that past movements in rates may not be indicative of future market conditions regardless of the historical time period of observation and changes in market rates may not display a normal distribution which the models assume.

  The average high and low fixed income and derivative trading VAR for the years ended December 31, 2000 and 1999 are detailed in the following table:

                                                                   Years ended
                                                                   December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
Average fixed income and derivative trading value at risk........ $  0.1 $  0.1
Highest fixed income and derivative trading value at risk........    0.5    0.5
Lowest fixed income and derivative trading value at risk.........    --     --

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

  The average high and low value at risk of Allfirst's aggregate foreign exchange position for the years ended December 2000 and 1999 are detailed below:

                                                                   Years ended
                                                                   December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
Average aggregate foreign exchange position value at risk........ $  1.1 $  1.0
Highest aggregate foreign exchange position value at risk........    2.0    2.0
Lowest aggregate foreign exchange position value at risk.........    0.1    0.2

Item 8. Financial Statements and Supplementary Data

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                        (in thousands)
Interest Income
Interest and fees on loans...................  $  863,090 $  793,271 $  795,127
Interest and dividends on investment
 securities:
  Taxable interest...........................     221,342    235,647    221,590
  Tax-exempt interest........................      22,711     20,911     21,626
  Dividends..................................      13,428     11,656     11,029
Interest on loans held-for-sale..............       1,940      1,596     17,781
Other interest income........................       4,804      3,508      9,253
                                               ---------- ---------- ----------
    Total interest and dividend income.......   1,127,315  1,066,589  1,076,406
                                               ---------- ---------- ----------

Interest Expense
Interest on deposits.........................     427,505    363,093    390,280
Interest on Federal funds purchased and other
 short-term borrowings.......................     119,031    102,306     94,259
Interest on long-term debt...................      85,552     64,740     49,639
                                               ---------- ---------- ----------
    Total interest expense...................     632,088    530,139    534,178
                                               ---------- ---------- ----------
Net interest income..........................     495,227    536,450    542,228
Provision for loan and lease losses (note
 4)..........................................      28,540     34,150     34,297
                                               ---------- ---------- ----------
Net interest income after provision for loan
 and lease losses............................     466,687    502,300    507,931
                                               ---------- ---------- ----------

Noninterest Income
Service charges on deposit accounts..........     100,350     93,948     89,808
Trust and investment advisory fees...........      88,472     82,081     71,221
Electronic banking income....................      28,329     24,485     20,789
Other income.................................     130,595    104,538    132,609
                                               ---------- ---------- ----------
    Total fees and other income..............     347,746    305,052    314,427
Securities gains, net (note 3)...............         304      4,975     60,759
Gain on sale of credit card loans............         --         --      60,000
                                               ---------- ---------- ----------
    Total noninterest income.................     348,050    310,027    435,186
                                               ---------- ---------- ----------

Noninterest Expenses
Salaries and other personnel costs (notes 11
 and 12).....................................     278,283    275,942    311,030
Equipment costs (note 5).....................      46,207     45,936     42,882
Occupancy costs (note 5).....................      37,230     36,579     37,974
Other operating expenses.....................     125,468    123,387    153,039
                                               ---------- ---------- ----------
    Total operating expenses.................     487,188    481,844    544,925
Intangible assets amortization expense.......      47,784     50,996     55,602
                                               ---------- ---------- ----------
    Total noninterest expenses...............     534,972    532,840    600,527
                                               ---------- ---------- ----------
Income before income taxes...................     279,765    279,487    342,590
Income tax expense (note 13).................      94,921    101,410    124,467
                                               ---------- ---------- ----------
Net income...................................     184,844    178,077    218,123
Dividends on preferred stock.................         414      5,765     12,225
                                               ---------- ---------- ----------
Net income to common stockholders............  $  184,430 $  172,312 $  205,898
                                               ========== ========== ==========

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                          (in thousands,
                                                         except per share
                                                             amounts)
Assets
Cash and due from banks.............................  $   933,969  $   798,389
Interest bearing deposits in other banks............        1,273        1,339
Trading account securities..........................        4,222        1,716
Federal funds sold and securities purchased under
 resale agreements..................................       44,430      147,225
Investment securities available for sale (note 3)...    4,375,037    4,287,343
Loans held for sale.................................       57,255        4,808
Loans, net of unearned income of $221,128 in 2000
 and $217,146 in 1999:
 Commercial.........................................    3,828,304    3,542,014
 Commercial real estate.............................    2,362,564    2,329,886
 Residential mortgage...............................      640,765      686,780
 Retail.............................................    2,856,520    2,945,593
 Commercial leases receivable.......................      665,649      615,670
 Retail leases receivable...........................      353,364      383,880
 Foreign............................................      201,882      276,807
                                                      -----------  -----------
  Total loans, net of unearned income...............   10,909,048   10,780,630
Allowance for loan and lease losses (note 4)........     (152,539)    (157,351)
                                                      -----------  -----------
  Loans, net........................................   10,756,509   10,623,279
                                                      -----------  -----------
Premises and equipment, net (note 5)................      205,611      203,425
Due from customers on acceptances...................        3,791        4,601
Intangible assets (note 6)..........................      792,782      841,161
Other assets........................................    1,233,033      593,964
                                                      -----------  -----------
   Total assets.....................................  $18,407,912  $17,507,250
                                                      ===========  ===========
Liabilities and Stockholders' Equity
Domestic deposits:
 Noninterest bearing deposits.......................  $ 2,966,832  $ 2,735,959
 Interest bearing deposits..........................    9,401,871    9,074,884
Interest bearing deposits in foreign banking
 office.............................................      308,879      331,744
                                                      -----------  -----------
  Total deposits....................................   12,677,582   12,142,587
Federal funds purchased and securities sold under
 repurchase agreements .............................    1,112,210      921,274
Other borrowed funds, short-term (note 7)...........      540,386      709,762
Bank acceptances outstanding........................        3,791        4,602
Accrued taxes and other liabilities (note 13).......    1,117,127      702,150
Long-term debt (note 8).............................      996,010    1,195,394
                                                      -----------  -----------
   Total liabilities................................   16,447,106   15,675,769
                                                      -----------  -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par
 value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares (note
 9).................................................        8,590        8,341
Minority interest...................................          110          120
Commitments and contingent liabilities (notes 5, 16
 and 19)
Stockholders' equity:
 Common stock, no par value per share; authorized
  1,200,000, shares; issued 597,763 shares..........       85,395       85,395
 Capital surplus....................................      582,816      582,780
 Retained earnings..................................    1,298,827    1,252,646
 Accumulated other comprehensive income (loss) (note
  10)...............................................      (14,932)     (97,801)
                                                      -----------  -----------
  Total stockholders' equity........................    1,952,106    1,823,020
                                                      -----------  -----------
   Total liabilities, redeemable preferred stock,
    minority interest and stockholders' equity......  $18,407,912  $17,507,250
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Accumulated
                                                            Other
                          Preferred  Common   Capital   Comprehensive  Retained
                            Stock     Stock   Surplus   Income (Loss)  Earnings     Total
                          ---------  ------- ---------  ------------- ----------  ----------
                                                  (in thousands)
Balance on December 31,
 1997...................  $ 30,000   $85,395 $ 701,988    $  33,594   $1,021,880  $1,872,857
Comprehensive income:
Net income..............       --        --        --           --       218,123     218,123
Other comprehensive
 loss, net of tax (Note
 10)....................       --        --        --       (10,215)         --     (10,215)
                                                                                  ----------
 Total Comprehensive
 income.................       --        --        --           --           --      207,908
                                                                                  ----------
Accretion of redeemable
 preferred stock........       --        --        --           --          (213)       (213)
Dividends declared on
 common stock...........       --        --        --           --       (57,000)    (57,000)
Dividends declared on
 preferred stock........       --        --        --           --       (11,820)    (11,820)
Dividends declared on
 redeemable preferred
 stock..................       --        --        --           --          (405)       (405)
                          --------   ------- ---------    ---------   ----------  ----------
Balance on December 31,
 1998...................  $ 30,000   $85,395 $ 701,988    $  23,379   $1,170,565  $2,011,327
                          ========   ======= =========    =========   ==========  ==========
Comprehensive income:
Net income..............       --        --        --           --       178,077     178,077
Other comprehensive
 loss, net of tax (Note
 10)....................       --        --        --      (121,180)         --     (121,180)
                                                                                  ----------
 Total Comprehensive
  income................       --        --        --           --           --       56,897
                                                                                  ----------
Tax benefit--restricted
 stock awards...........       --        --        792          --           --          792
Redemption of preferred
 stock..................   (30,000)      --   (120,000)         --           --     (150,000)
Accretion of redeemable
 preferred stock........       --        --        --           --          (231)       (231)
Dividends declared on
 common stock...........       --        --        --           --       (90,000)    (90,000)
Dividends declared on
 preferred stock........       --        --        --           --        (5,356)     (5,356)
Dividends declared on
 redeemable preferred
 stock..................       --        --        --           --          (409)       (409)
                          --------   ------- ---------    ---------   ----------  ----------
Balance on December 31,
 1999...................  $    --    $85,395 $ 582,780    $ (97,801)  $1,252,646  $1,823,020
                          ========   ======= =========    =========   ==========  ==========
Comprehensive income:
Net income..............       --        --        --           --       184,844     184,844
Other comprehensive
 income, net of tax
 (Note 10)..............       --        --        --        82,869          --       82,869
                                                                                  ----------
 Total Comprehensive
  income................       --        --        --           --           --      267,713
                                                                                  ----------
Tax benefit--restricted
 stock awards...........       --        --         36          --           --           36
Accretion of redeemable
 preferred stock........       --        --        --           --          (249)       (249)
Dividends declared on
 common stock...........       --        --        --           --      (138,000)   (138,000)
Dividends declared on
 redeemable preferred
 stock..................       --        --        --           --          (414)       (414)
                          --------   ------- ---------    ---------   ----------  ----------
Balance on December 31,
 2000...................  $    --    $85,395 $ 582,816    $ (14,932)  $1,298,827  $1,952,106
                          ========   ======= =========    =========   ==========  ==========


          See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                            -----------------------------------
                                              2000        1999         1998
                                            ---------  -----------  -----------
                                                     (in thousands)
Operating Activities
Net income................................  $ 184,844  $   178,077  $   218,123
Adjustments to reconcile net income to net
 cash (used for) provided by operating
 activities:
 Provision for loan and lease losses......     28,540       34,150       34,297
 Provision for other real estate losses...      1,117        1,890          387
 Amortization of intangibles..............     47,784       50,996       55,602
 Depreciation and amortization............     32,400       34,639       29,347
 Deferred income tax expense..............     69,790       62,561       67,820
 Net gain on the sale of assets...........       (951)      (7,333)    (121,731)
 Net (increase) decrease in loans
  originated for sale.....................    (52,447)      79,446      342,965
 Net (increase) decrease in trading
  account securities......................     (2,506)      25,189       (2,989)
 Net (increase) decrease in accrued
  interest receivable.....................     (4,214)         898        4,908
 Net (decrease) increase in accrued
  interest payable........................    (20,640)      35,011      (19,864)
 Net (increase) decrease in derivative and
  foreign exchange activity...............   (259,199)      40,320       12,511
 Other, net...............................    (56,315)      11,217     (106,874)
                                            ---------  -----------  -----------
 Net cash (used for) provided by operating
  activities..............................    (31,797)     547,061      514,502
                                            ---------  -----------  -----------
Investing Activities
 Proceeds from sales of investment
  securities available for sale...........    489,940    1,490,223    3,605,263
 Proceeds from paydowns and maturities of
  investment securities available for
  sale....................................    537,474      823,063      865,772
 Purchases of investment securities
  available-for sale......................   (795,418)  (2,024,335)  (4,554,015)
 Net decrease (increase) in short-term
  investments.............................    102,795      (23,807)     (79,786)
 Net disbursements from lending activities
  of banking subsidiaries.................   (179,364)    (279,050)    (626,440)
 Principal collected on loans of nonbank
  subsidiaries............................     16,635       13,334       39,427
 Loans originated by nonbank
  subsidiaries............................    (13,782)     (10,997)     (30,071)
 Principal payments received under
  leases..................................      4,592        5,203        4,578
 Purchases of assets to be leased.........       (863)      (1,382)      (3,855)
 Proceeds from the sale of other real
  estate..................................     11,540       35,537       10,059
 Purchases of premises and equipment......    (35,905)     (35,418)     (72,475)
 Proceeds from the sale of premises and
  equipment...............................      2,228        3,619        6,225
 Proceeds from the sale of credit card
  loans...................................        --           --       197,369
 Purchase of bank owned life insurance....   (179,000)     (21,000)         --
 Other, net...............................    (11,702)       9,285       (1,795)
                                            ---------  -----------  -----------
 Net cash used for investing activities...    (50,830)     (15,725)    (639,744)
                                            ---------  -----------  -----------
Financing Activities
 Net increase (decrease) in deposits......    534,995     (114,464)    (207,105)
 Net increase (decrease) in short-term
  borrowings..............................     21,560     (917,672)     379,563
 Proceeds from the issuance of long-term
  debt....................................        --       299,615      200,000
 Principal payments on long-term debt.....   (200,000)     (60,000)         --
 Payments on medium-term bank notes.......        --           --       (50,000)
 Proceeds from the issuance of
  subordinated capital trust enhanced
  securities..............................        --        98,902          --
 Redemption of Preferred Stock............        --      (150,000)         --
 Proceeds from issuance of Preferred
  Stock...................................        --           120          --
 Cash dividends paid......................   (138,414)     (95,765)     (69,225)
                                            ---------  -----------  -----------
 Net cash provided by (used for) financing
  activities..............................    218,141     (939,264)     253,233
                                            ---------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents..............................    135,514     (407,928)     127,991
Cash and cash equivalents at January 1,...    799,728    1,207,656    1,079,665
                                            ---------  -----------  -----------
Cash and cash equivalents at December
 31,......................................  $ 935,242  $   799,728  $ 1,207,656
                                            =========  ===========  ===========
Supplemental Disclosures
 Interest payments........................  $ 652,729  $   495,128  $   554,041
 Income tax payments......................     33,668       34,251       31,952
Noncash Investing And Financing Activities
 Loan charge-offs.........................     42,495       42,302       44,238
 Transfers to other real estate and other
  assets owned............................     12,817       27,532       30,442

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Allfirst Financial Inc. and subsidiaries ("Allfirst"), formerly First Maryland Bancorp, is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, Allfirst Bank and Allfirst Financial Center N.A. (the "Banks"). Other subsidiaries of Allfirst are primarily engaged in consumer banking, commercial mortgage lending, equipment, consumer, commercial financing, and trust & investment advisory services. Allfirst is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

1. Summary of Significant Accounting Policies

  The accounting and reporting policies of Allfirst conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies:

  Basis of Presentation--The consolidated financial statements include the accounts of Allfirst Financial Inc. and all of its subsidiaries. Allfirst consolidates all subsidiaries over which it exercises control and reflects as minority interest the ownership interest of investors not affiliated with Allfirst. All material intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2000 presentation.

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

  Foreign Currency Transactions--Foreign currency amounts, including those related to foreign branches, are re-measured into the functional currency (the U.S. dollar) at relevant exchange rates. Aggregate transaction gains and losses are included in other income and other expense and are not material to the financial statements.

  Trading Account Securities--Trading account securities are purchased principally with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the carrying value of trading account securities and trading gains and losses are reported in other noninterest income.

  Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase--Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is Allfirst's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral is obtained when deemed appropriate. Allfirst also monitors its exposure with respect to securities lending transactions and requests the return of excess collateral as required.

  Securities--Available for sale securities are stated at fair value with unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity. Amortization and accretion of premiums and discounts associated with securities classified as available for sale are computed on the level yield method (interest method). Realized gains and losses, and declines in value judged to be other than temporary, are included as part of noninterest income. The cost of securities sold is determined based on the specific identification method.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Loans Held For Sale--Loans held for sale are stated at the lower of aggregate cost or fair value.

  Loans--Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The net asset amounts for leased assets reflect related estimated residual values. Discounts on loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commercial, commercial real estate and residential mortgage loans are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or
(3) loan is maintained on a cash basis because of deterioration in the financial condition of the borrower. Retail loans are generally charged off prior to payments of principal or interest becoming more than 120 days delinquent. A loan remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines on returning to accrual status even though the loan has not been brought fully current.

  A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of impairment include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for loan and lease losses through changes in the provision for loan and lease losses. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the shortfall, if the ultimate collectibility of all amounts due is expected. Allfirst defines "minimum delay" as past due less than 90 days.

  Allowance for Loan and Lease Losses--The allowance for loan and lease losses ("allowance") is maintained to absorb all estimated losses inherent in the loan and lease portfolio by direct charges against income in the form of provisions for credit losses. The level of the allowance is based on management's evaluations of various factors effecting the loan portfolio including overall growth in the portfolio, an analysis of significant individual credits and homogeneous pools, adverse situations that could affect a borrower's ability to pay, prior and current loss experience and economic conditions. The allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs, and increased by recoveries of loans previously charged off. The allowance is also increased by the allowance attributable to loans acquired and is reduced by the allowance attributable to loans sold.

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

  Mortgage Servicing Rights--Allfirst recognizes mortgage servicing rights related to commercial mortgage originations at the time Allfirst sells the underlying mortgage loans. A portion of the total cost of applicable mortgage loans is allocated to originated mortgage servicing rights based upon their relative fair values on the date of mortgage origination. Market quotes, when available, are used to determine the fair value of the mortgage servicing rights on the date of sale. When market quotes are not available, mortgage servicing rights are recorded using a discounted cash flow analysis. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are written off. Allfirst analyzes the capitalized mortgage servicing rights for impairment on a quarterly basis using a discounted cash flow analysis. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed the fair value. As of December 31, 2000 and 1999, net capitalized mortgage servicing rights with a carrying value of $6.0 million and $3.4 million, respectively, were included in other assets.

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

  Derivative Financial Instruments--Allfirst enters into risk management instruments to reduce the interest rate sensitivity of select interest earning assets and interest bearing liabilities and to hedge the risk of future fluctuations in interest rates. Allfirst accounts for these instruments on an accrual basis when the following conditions are met: (1) the specific assets or liabilities to be hedged expose Allfirst to interest rate risk; (2) the financial instruments manage the interest rate risk exposure; (3) the financial instruments are designated to specific groups of assets or liabilities; and (4) at inception and throughout the terms of the financial instruments, there is a high correlation between the indices of the financial instruments and the indices of the designated assets

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES and liabilities. Changes in the fair value of risk management instruments are not included in the financial statements. Interest income (expense) is adjusted on an accrual basis for the impact of payments to be made or received on these instruments in the category of the underlying hedged asset (liability). In addition, premiums related to the purchase of options are deferred and amortized as an adjustment to interest income or expense as determined by the nature of the underlying asset (liability). Gains or losses from the early termination of instruments are deferred and amortized into interest income (expense) over the shorter of the life of the underlying hedged asset (liability) or the remaining life of the instrument. Financial instruments that fail to meet the conditions noted above are considered trading instruments.

  Allfirst also enters into derivatives for trading purposes. Trading instruments are carried at fair value. Fair value is generally determined based on quoted market rates and pricing models. If these methods cannot be applied, quoted prices of similar instruments may be used. Fair values and accrued interest receivable (payable) are included in other assets and liabilities in the consolidated statements of condition. Gains and losses are included in trading income, which is a component of noninterest income.

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

2. Recent Accounting Pronouncements

SFAS 133--Accounting for Derivative Instruments and Hedging Activities

  SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of SFAS 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

  On January 1, 2001, Allfirst adopted SFAS No. 133. At that time, we designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new Standard. The fair value of these derivative instruments is currently not on the balance sheet. Derivative instruments used as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment were designated in fair value hedge relationships. There were no derivative instruments designated in cash flow hedge relationships. Derivative instruments not used in hedging relationships were recorded as trading instruments.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Also on January 1, 2001, transition amounts associated with establishing the fair values of the derivative instruments and any corresponding hedged item on the balance sheet were recorded. Pretax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $333 thousand were recorded as a reduction of net income in 2001. There were no transition amounts classified to other comprehensive income. The transition amounts were determined based on the interpretative guidance issued by the Financial Accounting Standards Board to date. While the impact is immaterial at this point, the future impact of this statement could depend on a variety of factors, including Allfirst's financial position, the future interest rate environment, and the nature and purpose of the derivative instruments in use at that time.

SFAS 140--Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

  SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125", was issued in September 2000. While most of the provisions of Statement No. 125 have been carried forward without reconsideration, certain provisions of Statement 125 were reconsidered and amended or clarified by Statement No. 140. The new statement clarifies accounting for transfers of financial assets where the entity has continuing involvement. These transfers may be considered sales of all or part of the assets or as secured borrowings, depending on the circumstances. The statement also addresses how transferors and transferees should account for sales and secured borrowings and requires certain additional disclosures related to transferred assets.

  This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain provisions related to recognition, reclassification, and disclosures of collateral as well as disclosures relating to securitization transactions became effective for fiscal years ending after December 15, 2000. The impact of adopting the requirements of this Standard on Allfirst's financial position, results of operations, and cash flow is expected to be immaterial.

3. Investment Securities

  The amortized cost and fair values of available for sale securities at December 31, 2000 are as follows:

                                                Gross      Gross
                                   Amortized  Unrealized Unrealized
                                      Cost      Gains      Losses   Fair Value
                                   ---------- ---------- ---------- ----------
                                                 (in thousands)
   U.S. Treasury and U.S.
    Government agencies........... $  137,703  $   319    $   (219) $  137,803
   Mortgage-backed obligations....  1,983,346    2,080     (21,789)  1,963,637
   Collateralized mortgage
    obligations...................  1,052,711    2,959      (3,438)  1,052,232
   Asset-backed securities........    368,224    2,817        (635)    370,406
   Obligations of states and
    political subdivisions........    477,306   12,105        (811)    488,600
   Other debt securities..........     89,453       79         --       89,532
   Equity securities..............    289,442    1,158     (17,773)    272,827
                                   ----------  -------    --------  ----------
     Total........................ $4,398,185  $21,517    $(44,665) $4,375,037
                                   ==========  =======    ========  ==========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The amortized cost and fair values of available for sale securities at December 31, 1999 are as follows:

                                               Gross      Gross
                                  Amortized  Unrealized Unrealized
                                     Cost      Gains      Losses    Fair Value
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
                                  ==========   ======   =========   ==========

  The amortized cost and fair values of available for sale debt securities at December 31, 2000 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 2000
                                                          ---------------------
                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                             (in thousands)
   Due in one year or less............................... $  242,423 $  242,570
   Due after one year through five years.................    114,803    116,575
   Due after five years through ten years................     30,462     31,193
   Due after ten years...................................    316,774    325,597
   Mortgage-backed and asset backed securities(1)........  3,404,281  3,386,274
                                                          ---------- ----------
     Total............................................... $4,108,743 $4,102,209
                                                          ========== ==========

  --------
  (1) Includes mortgage-backed obligations, collateralized mortgage obligations and asset backed securities.

  Proceeds from the sale of investment securities available for sale were $0.5 billion, $1.5 billion and $3.6 billion during 2000, 1999, and 1998 respectively. Gross gains and losses realized on the sale of investment securities available for sale were as follows:

                                                        Years ended December
                                                                31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------  -------
                                                           (in thousands)
   Gross gains........................................ $ 2,946  $5,452  $60,973
   Gross losses.......................................  (2,642)   (477)    (214)
                                                       -------  ------  -------
     Total............................................ $   304  $4,975  $60,759
                                                       =======  ======  =======

  Investment securities with a book value of $1.6 billion at December 31, 2000 and $2.3 billion at December 31, 1999 were pledged to secure public funds, trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes required by law.

  At December 31, 2000, there were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, which exceeded 10% of stockholders' equity.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4. Impaired Loans and Allowance for Loan and Lease Losses

  Nonaccrual commercial loans and leases, commercial real estate and foreign loans greater than $500,000 are evaluated individually to determine impairment. Other groups of smaller, homogeneous loans such as residential mortgages are evaluated collectively for impairment. In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Reserves for credit losses related to impaired loans are included in the allowance for loan and lease losses. All impaired loans are included in nonperforming assets. Charge-offs on impaired loans are recorded when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with Allfirst's method of interest recognition on nonaccrual loans.

  At December 31, 2000, $50.9 million of the $80.0 million in nonaccrual loans were evaluated individually for impairment. Nonaccrual loans that were not evaluated individually for impairment include nonaccrual residential mortgage loans of $17.4 million, $10.3 million in smaller balance commercial loans and leases and commercial real estate, and a $1.4 million nonaccrual foreign loan which is classified as a nonaccrual loan due to regulatory requirements. The majority of the loans and leases evaluated for impairment were measured using the fair market value of the loan's collateral. Based on the value of the collateral or discounted cash flow values, $27.4 million of the $50.9 million were deemed to require $6.9 million in specific allocations of the allowance for loan and lease losses due to impairment. No reserves were assigned to a credit that was charged down to its market value of $6.6 million to facilitate the first quarter 2001 sale of the asset. The remaining $16.9 million in loans evaluated individually are reserved under the general allowance.

  The following tables present information on loans evaluated individually for impairment:

                                                                December 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
   Recorded investment in loans and leases evaluated
    individually for impairment..............................  $50,860 $17,497
   Impaired loans for which there is a specific allocation of the allowance
    for loan and lease losses................................   27,351  10,691
   Specific allowance for loan and lease losses for loans
    evaluated individually...................................    6,878   3,448
   Impaired loans for which there is no specific allowance...    6,596     --
   Loans individually evaluated for which there is a general
    allocation of
    the allowance............................................   16,913   6,806

                                                        Years Ended December
                                                                 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
                                                           (in thousands)
   Average recorded investment in impaired loans...... $44,738 $31,482 $40,211
   Interest income recognized on impaired loans.......   1,243   1,398     988

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following table summarizes the activity in the allowance for loan and lease losses:

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                       (in thousands)
   Balance at beginning of year................. $157,351  $157,351  $168,186
   Provision charged to operating expenses......   28,540    34,150    34,297
   Less charge-offs, net of recoveries of
    $9,143, $8,152, and $7,441..................  (33,352)  (34,150)  (36,797)
   Allowance attributable to loans sold.........      --        --     (6,850)
   Transfer of allowance to reserve for off-
    balance sheet liability.....................      --        --     (1,485)
                                                 --------  --------  --------
   Balance at end of year....................... $152,539  $157,351  $157,351
                                                 ========  ========  ========

5. Premises and Equipment

  Components of premises and equipment at December 31, 2000 and 1999 are as follows:

                                   December 31, 2000              December 31, 1999
                             ------------------------------ ------------------------------
                                      Accumulated                    Accumulated
                                      Depreciation                   Depreciation
                                          And                            And
                               Cost   Amortization   Net      Cost   Amortization   Net
                             -------- ------------ -------- -------- ------------ --------
                                                    (in thousands)
   Land....................  $ 19,596   $    --    $ 19,596 $ 20,322   $    --    $ 20,322
   Buildings and land
    improvements...........    92,661     26,312     66,349   89,367     24,085     65,282
   Leasehold improvements..    48,426     24,675     23,751   50,563     26,157     24,406
   Furniture and
    equipment..............    81,102     49,091     32,011   81,558     50,534     31,024
   Computer hardware and
    software...............   154,297     90,393     63,904  155,881     93,490     62,391
                             --------   --------   -------- --------   --------   --------
     Total.................  $396,082   $190,471   $205,611 $397,691   $194,266   $203,425
                             ========   ========   ======== ========   ========   ========

  Depreciation and amortization on premises and equipment charged to operations amounted to $31.8 million in 2000, $32.1 million in 1999, and $27.6 million in 1998.

Lease Commitments

  Allfirst occupies various office facilities under lease arrangements, virtually all of which are operating leases. Rental expense under these leases, net of subleases, was $19.1 million in 2000, $18.6 million in 1999, and $19.8 million in 1998. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $5.4 million in 2000, $4.7 million in 1999, and $4.5 million in 1998. Aggregate minimum annual noncancellable long-term lease commitments, net of subleases, total approximately $20.5 million in 2001, $17.9 million in 2002, $15.6 million in 2003, $14.1 million in 2004, $13.0 million in 2005 and $46.0 million thereafter.

  The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which Allfirst may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 2000.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

6. Intangible Assets

  Intangible assets, net of amortization, at December 31, 2000 and 1999 included the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Goodwill.................................................. $764,550 $802,499
   Core deposit intangible...................................   23,814   32,588
   Other premiums on deposits................................    3,095    4,000
   Employment contracts......................................    1,061    1,768
   Other.....................................................      262      306
                                                              -------- --------
     Total................................................... $792,782 $841,161
                                                              ======== ========

7. Other Borrowed Funds, Short-term

  Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 2000 and 1999:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Master demand notes of Allfirst........................... $305,446 $334,186
   Federal funds purchased--term.............................   40,000  100,000
   Treasury tax and loan note account........................  194,940  275,576
                                                              -------- --------
     Total................................................... $540,386 $709,762
                                                              ======== ========

  At December 31, 2000, Allfirst had available lines of credit with third-party banks aggregating $50 million to support commercial paper borrowings for which a fee is generally paid in lieu of compensating balances.

8. Long-term Debt

  Following is a summary of the long-term debt of Allfirst at December 31, 2000 and 1999. All of the long-term debt of Allfirst is unsecured, except the Federal Home Loan Bank Advances.

                                                               December 31,
                                                            -------------------
                                                              2000      1999
                                                            -------- ----------
                                                              (in thousands)
   Adjustable rate Federal Home Loan Bank Advances........  $200,000 $  400,000
   8.375% Subordinated Notes due May 15, 2002.............    99,940     99,896
   7.20% Subordinated Notes due July 1, 2007..............   199,926    199,915
   6.875% Subordinated Notes due June 1, 2009.............    99,676     99,637
   Floating rate Subordinated Capital Income Securities
    due
    January 15, 2027......................................   148,267    147,979
   Floating rate Subordinated Capital Income Securities
    due
    February 1, 2027......................................   148,976    148,808
   Floating rate Non-cumulative Subordinated Capital Trust
    Enhanced Securities due July 15, 2029.................    99,068     98,958
   Obligations under capitalized leases...................       157        201
                                                            -------- ----------
     Total................................................  $996,010 $1,195,394
                                                            ======== ==========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The combined maturities of all long-term debt are as follows:

     2001        2002         2003       2004       2005       Thereafter        Total
     ----        ----         ----       ----       ----       ----------        -----
                              (in thousands)
   $200,050     $99,998       $49         --         --         $695,913        $996,010

  There is no provision in any of the notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of Allfirst.

  Adjustable rate Federal Home Loan Bank Advances of $200 million matured on December 4, 2000. The remaining Federal Home Loan Bank Advance of $200 million matures August 20, 2001 and is redeemable prior to maturity. The interest rate is equal to one month LIBOR minus 3 basis points. Interest is payable monthly on each reset date. Investment securities with a market value of $225 million were pledged to secure this borrowing at December 31, 2000.

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

  The 6.875% Subordinated Notes mature on June 1, 2009, with interest payable semiannually and are not redeemable prior to maturity. Concurrently with the issuance of these subordinated notes, Allfirst entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The Floating Rate Non-Cumulative Subordinated Trust Enhanced Securities ("SKATES") were issued through a consolidated subsidiary, Allfirst Preferred Capital Trust ("Allfirst Capital Trust"). Allfirst Capital Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the SKATES and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust ("Allfirst Asset Trust") and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Asset Trust is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for the exclusive purposes of (i) issuing its Asset Preferred Securities and common securities, (ii) investing the gross proceeds of the Asset Preferred Securities in a junior subordinated debenture of Allfirst Financial Inc. and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto. Allfirst Financial Inc. holds 100% of the common securities of both trusts.

  Distributions on the SKATES are non-cumulative. The distribution rate on the SKATES is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per SKATES, reset quarterly two business days prior to the distribution dates of October 15, January 15, April 15, and July 15 in each year. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for payment. The SKATES are subject to mandatory redemption if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst Financial Inc. held by the Allfirst Asset Trust is redeemed. Allfirst Financial Inc. may redeem the junior subordinated debentures, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions for the current quarterly period from the last distribution date. An equal amount of the SKATES will be redeemed upon any redemption of the Asset Preferred Securities at an amount per SKATE equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date. Allfirst Financial Inc. has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the SKATES and on the Asset Preferred Securities to the extent that Allfirst Capital Trust and Allfirst Asset Trust, respectively, have funds legally available.

9. Preferred Stock

  Allfirst authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition in 1996. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 2000, all 90 thousand shares were outstanding and had a balance of $8.6 million. The cumulative dividends are payable quarterly when, and as declared by, Allfirst's Board of Directors out of funds legally available for such payments.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

10. Comprehensive Income (Loss)

  The components of other comprehensive income for the year ended December 31, 2000 are as follows:

                                                       December 31, 2000
                                                  ----------------------------
                                                           Tax Expense
                                                               Or       After
                                                   Pretax   (Benefit)    tax
                                                  -------- ----------- -------
                                                         (in thousands)
   Unrealized gains /losses on securities:
   Unrealized gains arising during period........ $133,678   $51,588   $82,090
    Less: reclassification adjustment for gains
     realized in net income......................      304       120       184
                                                  --------   -------   -------
     Net change in unrealized gains/losses....... $133,374   $51,468    81,906
   Minimum pension liability adjustment..........                          963
                                                                       -------
      Other comprehensive income.................                      $82,869
                                                                       =======

  The components of other comprehensive loss for the year ended December 31, 1999 are as follows:

                                                     December 31, 1999
                                              --------------------------------
                                                         Tax Expense
                                                             Or
                                               Pretax     (Benefit)  After tax
                                              ---------  ----------- ---------
                                                      (in thousands)
   Unrealized gains /losses on securities:
   Unrealized gains arising during period...  $(190,815)  $(73,245)  $(117,570)
    Less: reclassification adjustment for
     gains realized in net income...........      4,975      1,968       3,007
                                              ---------   --------   ---------
     Net change in unrealized gains/losses..  $(195,790)  $(75,213)   (120,577)
   Minimum pension liability adjustment.....                              (603)
                                                                     ---------
      Other comprehensive loss..............                         $(121,180)
                                                                     =========

  The components of other comprehensive loss for the year ended December 31, 1998 are as follows:

                                                     December 31, 1998
                                               ------------------------------
                                                         Tax Expense
                                                             Or       After
                                                Pretax    (Benefit)    tax
                                               --------  ----------- --------
                                                      (in thousands)
   Unrealized gains /losses on securities:
   Unrealized gains arising during period..... $ 45,654    $17,282   $ 28,372
    Less: reclassification adjustment for
     gains realized in net income.............   60,759     22,412     38,347
                                               --------    -------   --------
     Net change in unrealized gains/losses.... $(15,105)   $(5,130)    (9,975)
   Minimum pension liability adjustment.......                           (240)
                                                                     --------
      Other comprehensive loss................                       $(10,215)
                                                                     ========

11. Employee Benefit Plans

  Allfirst sponsors three defined benefit pension plans. The largest plan ("the qualified plan") covers substantially all employees of Allfirst and its subsidiaries; the two smaller plans ("the nonqualified plans") provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  In addition, Allfirst sponsors defined benefit postretirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are similar to those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through a variety of health care programs including Health Maintenance Organizations and insurance companies whose premiums are based on the benefits paid during the year. Information related to these plans is presented under "Postretirement" in the following table.

  The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, an analysis of the funded status of the plans and the amounts recognized in the consolidated statements of condition for the years ending December 31, 2000 and 1999.

                                                Nonqualified
                           Qualified Plans      Plans Pension
                          Pension Benefits        Benefits         Postretirement
                          ------------------  ------------------  ------------------
                            2000      1999      2000      1999      2000      1999
                          --------  --------  --------  --------  --------  --------
                                             (in thousands)
Change in benefit
 obligation
Benefit obligation at
 beginning of year......  $184,169  $215,763  $ 12,190  $ 22,200  $ 32,369  $ 38,538
Service cost............     7,251     8,647       705       790     1,356     1,531
Interest cost...........    14,412    14,286     1,045     1,080     2,587     2,312
Amendments..............     4,091       --      1,488       --        --     (2,383)
Actuarial (gain) loss...    14,957   (33,890)      674    (2,651)    3,000    (4,227)
Benefits paid...........   (18,824)  (20,637)     (476)   (9,229)   (3,680)   (3,402)
                          --------  --------  --------  --------  --------  --------
Benefit obligation at
 end of year............  $206,056  $184,169  $ 15,626  $ 12,190  $ 35,632  $ 32,369
                          ========  ========  ========  ========  ========  ========
Change in plan assets
Fair value of plan
 assets at beginning of
 year...................  $305,694  $269,748
Actual return on plan
 assets.................     1,334    56,583
Employer contribution...       --        --
Plan participants'
 contributions..........       --        --
Benefits paid...........   (18,824)  (20,637)
                          --------  --------
Fair value of plan
 assets at end of year..  $288,204  $305,694
                          ========  ========
Funded (unfunded)
 status.................  $ 82,148  $121,525  $(15,626) $(12,190) $(35,632) $(32,369)
Unrecognized net (gain)
 loss...................    (7,909)  (54,524)      244       255    (3,062)   (6,321)
Unrecognized prior
 service (benefit)
 cost...................    (3,494)   (8,248)    3,642     3,085    (3,839)   (4,226)
Unrecognized transition
 (asset) obligation.....       --        --        119       179    11,908    12,900
                          --------  --------  --------  --------  --------  --------
  Net amount
   recognized...........  $ 70,745  $ 58,753  $(11,621) $ (8,671) $(30,625) $(30,016)
                          ========  ========  ========  ========  ========  ========
Amounts recognized in
 the statement of
 financial position
 consist of:
Prepaid benefit cost....  $ 70,745  $ 58,753
Accrued benefit
 liability..............       --        --   $(14,755) $(10,030) $(30,625) $(30,016)
Intangible asset........       --        --      1,222       262       --        --
Accumulated other
 comprehensive income...       --        --      1,912     1,097       --        --
                          --------  --------  --------  --------  --------  --------
  Net amount
   recognized...........  $ 70,745  $ 58,753  $(11,621) $ (8,671) $(30,625) $(30,016)
                          ========  ========  ========  ========  ========  ========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Net periodic benefit costs were based on the following assumptions:

                          Qualified
                            Plans
                           Pension      Nonqualified Plans
                          Benefits       Pension Benefits      Postretirement
                         ------------  ----------------------  ----------------
                         2000   1999      2000        1999      2000     1999
                         -----  -----  ----------  ----------  -------  -------
Weighted average
 assumptions as of
 December 31:
Discount rate...........  7.47%  7.93% 7.22%-7.25% 7.68%-7.84%    7.75%    8.25%
Expected return on plan
 assets................. 10.00% 10.00%        --          --       --       --
Rate of compensation
 increase...............  4.00%  4.00%       4.00%       4.00%     --       --

  The 2000 health care trend rate is assumed to be 6.5% for non-HMO healthcare benefits and 4.5% for HMO medical benefits. These rates are assumed to decrease gradually to 4.5% in the year 2002 and remain at that level thereafter, for the non-HMO plans. The HMO plans are currently at their ultimate rate of 4.5%.

  The components of net periodic benefit costs for Allfirst's defined benefit pension plans for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                  Qualified Plan           Nonqualified Plan
                                 Pension Benefits           Pension Benefits
                            ----------------------------  --------------------
                              2000      1999      1998     2000   1999   1998
                            --------  --------  --------  ------ ------ ------
                                            (in thousands)
Components of net periodic
 benefit cost:
Service cost............... $  7,251  $  8,647  $  7,268  $  705 $  790 $  895
Interest cost..............   14,412    14,286    13,568   1,045  1,080  1,392
Expected return on plan
 assets....................  (30,079)  (26,444)  (22,726)    --     --     --
Amortization of
 unrecognized transition
 (asset) obligation........            (1,236)   (1,411)      60     60     60
Amortization of prior
 service (benefit) cost....    (664)   (1,030)   (1,030)     601    446    446
Recognized net actuarial
 (gains) losses............   (2,912)      --        --      684    751    626
Settlement expense.........      --        --        --      --      15    --
                            --------  --------  --------  ------ ------ ------
  Net periodic (benefit)
   cost.................... $(11,992) $ (5,777) $ (4,331) $3,095 $3,142 $3,419
                            ========  ========  ========  ====== ====== ======

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $15.6 million, $14.1 million, and $0, respectively, as of December 31, 2000, and $12.2 million, $9.3 million, and $0, respectively, as of December 31, 1999.

  The components of Allfirst's net periodic postretirement benefit costs for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                  Postretirement
                               ----------------------
                                2000    1999    1998
                               ------  ------  ------
                                  (in thousands)
   Components of net periodic
    benefit cost:
   Service cost..............  $1,356  $1,531  $1,482
   Interest cost.............   2,587   2,312   2,584
   Amortization of
    unrecognized transition
    obligation...............     992     992     992
   Amortization of prior
    service benefit..........    (387)   (387)   (216)
   Recognized net actuarial
    gains....................    (260)    (99)    (49)
                               ------  ------  ------
     Net periodic benefit
      cost...................  $4,288  $4,349  $4,793
                               ======  ======  ======

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement expense. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                        1-Percentage-Point 1-Percentage-Point
                                             Increase           Decrease
                                        ------------------ ------------------
                                                   (in thousands)
   Effect on total of service cost and
    interest cost components...........       $  154            $  (149)
   Effect on postretirement benefit
    obligation.........................        1,713             (1,590)

  Allfirst provides all salaried and eligible hourly employees with a defined contribution plan. Eligible employees can enter the plan on January 1, April 1, July 1, or October 1 following their date of employment. Employees can contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% during 2000). Allfirst matches 100% of the first 3% and 50% of the next 3% of an employee's contribution. Defined contribution plan expenses totaled $7.1 million, $7.3 million and $7.4 million in 2000, 1999 and 1998, respectively.

12. Stock Options and Awards

  Allfirst's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of Allfirst of up to 7 million Ordinary shares of AIB ("Common Stock") EURO 0.32 each or the equivalent thereof in Common Stock American Depository Shares (ADSs). Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by Allfirst in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. Awards aggregating the equivalent of 85 thousand shares of Common Stock were made during 2000. During 1999 and 1998, awards were made under the 1989 Plan aggregating the equivalent of 96 thousand and 130 thousand shares of Common Stock, respectively. Expenses relative to this plan totaled $702 thousand, $827 thousand, and $602 thousand, in 2000, 1999, and 1998, respectively. The awards are subject to a restriction period of at least three years.

  Allfirst's 1997 and 1999 Stock Option Plans provide for the grant to key employees of options to acquire AIB ADSs. The options are granted at no less than the fair market value of the stock at the date of the grant. Options granted in 1998, 1999, and 2000 with the exception of the options granted under the Allfirst Shares Plan, vest one half in 24 months and one half in 36 months from the grant date and must be exercised within 10 years of the grant date or they will expire. Options granted on December 29, 1997 vested six months from the grant date and must be exercised within seven years of the grant date or they will expire. During 1999, Allfirst implemented an all employee stock option program called Allfirst Shares which is part of the 1997 Stock Option Plan. Each full and part-time employee who was eligible for employee benefits and was employed by Allfirst as of May 4, 1999 received an option to purchase up to 100 AIB ADSs. The options may be exercised (i) any time after May 4, 2002 and before May 4, 2004, as long as the closing price of AIB ADSs has equaled or exceeded 150% of the exercise price for five consecutive days at any time after the grant date; or (ii) any time after May 4, 2004, regardless of the price of the ADSs. The options must be exercised within 10 years or they will expire. Options under the 1999 Stock Option Plan vest based on certain performance criteria. During 1999 and 2000, options were granted under the 1997 Stock Option Plan and the 1999 Stock Option Plan.

  Allfirst and an independent Trustee created a trust which acquired AIB ADSs in the open market with the proceeds of a loan from Allfirst. Proceeds from option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of Allfirst's general creditors in the event of insolvency. The AIB ADSs held by the trust are classified on Allfirst's financial statements as investment securities available for sale. At December 31, 2000 and 1999 investment securities available for sale included

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

$139.7 million and $86.1 million, in AIB ADSs, respectively, related to the 1997 and 1999 Stock Option Plans. Any decline in value of the AIB ADSs in the trust will be reflected as an unrealized loss on investment securities available for sale and reflected in other comprehensive income in stockholders' equity. AIB will not issue any securities in connection with the 1997 or 1999 Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the Stock Option Plans.

  The summary of the status of Allfirst's stock option plans as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                        2000                       1999
                             -------------------------- --------------------------
                             Shares(a) Weighted-Average Shares(a) Weighted-Average
                               (000)    Exercise Price    (000)    Exercise Price
                             --------- ---------------- --------- ----------------
   Outstanding at beginning
    of year................   4,281.7       $25.23       2,979.3       $22.31
   Granted.................   2,391.7        18.56       2,174.3        28.05
   Exercised...............     (19.5)       18.67        (519.5)       18.67
   Forfeited...............    (205.7)       27.76        (352.4)       27.68
                              -------       ------       -------       ------
   Outstanding at end of
    year...................   6,448.2       $22.69       4,281.7       $25.23
                              =======       ======       =======       ======

--------
(a) shares represent AIB ADSs

  The following table summarizes information about fixed options outstanding at December 31, 2000:

                        Options Outstanding                  Options Exercisable
           --------------------------------------------- ----------------------------
             Number                                        Number
           Outstanding Weighted-Average                  Exercisable
           At 12/31/00    Remaining     Weighted-Average At 12/31/00 Weighted-Average
              (000)    Contractual Life  Exercise Price     (000)     Exercise Price
           ----------- ---------------- ---------------- ----------- ----------------
             1,042.0      4.0 years          $18.67        1,042.0        $18.67
             1,033.0      7.8 years           26.42          516.6         26.42
                75.0      7.8 years           29.29           37.5         29.29
                76.2      8.1 years           34.04            --            --
               479.6      8.3 years           31.67            --            --
             1,353.1      8.6 years           26.05            --            --
             1,624.2      9.6 years           17.72            --            --
               120.0      9.7 years           18.55            --            --
               555.1      9.8 years           20.50            --            --
                90.0      9.9 years           21.75            --            --
             -------      ---------          ------        -------        ------
   Total     6,448.2      8.1 years          $22.69        1,596.1        $21.43
             =======      =========          ======        =======        ======

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted were estimated at the date of the grants using a Black-Scholes option pricing model. The following details the weighted average assumptions used and the resulting fair values provided by the option pricing model:

                       Expected                                     Fair Value
                        Future                                     per share of
                       Dividend Volatility   Risk Free   Expected  stock options
   Grant Date           Yield     Factor   Interest Rate   Life       granted
   ----------          -------- ---------- ------------- --------- -------------
   12/29/97              4.53%    0.2200       5.77%       7 years    $ 3.52
   10/9/98 & 10/22/98    4.03     0.2600       4.70       10 years      5.89
   2/9/99                3.06     0.2950       5.01       10 years     10.47
   5/4/99                2.96     0.3036       5.38      5.5 years      8.73
   8/10/99               2.67     0.3254       5.87      5.5 years      8.03
   8/14/00               2.61     0.3399       6.24      5.5 years      5.81
   9/20/00               2.81     0.3869       5.94      5.5 years      6.44
   11/3/00               2.84     0.3874       5.78      5.5 years      7.06
   11/24/00              2.85     0.3866       5.41      5.5 years      7.35

  The pro forma net income of Allfirst that would have been recognized in the consolidated statements of income if the fair value method of accounting for stock options had been used is $178.7 million, $174.4 million and $213.7 million, respectively for the years ended December 31, 2000, 1999 and 1998.

13. Income Taxes

  The components of income tax expense are as follows:

                                                       Years ended December 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       ------- -------- --------
                                                            (in thousands)
   Current:
     Federal.......................................... $21,489 $ 35,769 $ 47,379
     Foreign(1).......................................     575      219      160
     State............................................   3,067    2,861    9,108
                                                       ------- -------- --------
       Total current..................................  25,131   38,849   56,647
                                                       ------- -------- --------
   Deferred:
     Federal..........................................  67,628   59,888   64,183
     State............................................   2,162    2,673    3,637
                                                       ------- -------- --------
       Total deferred.................................  69,790   62,561   67,820
                                                       ------- -------- --------
   Total income tax expense........................... $94,921 $101,410 $124,467
                                                       ======= ======== ========

--------
(1) Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The differences between actual income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                 Years ended December 31,
                                                ----------------------------
                                                  2000      1999      1998
                                                --------  --------  --------
                                                      (in thousands)
   Federal income taxes at statutory rate of
    35%........................................ $ 97,918  $ 97,821  $119,907
   Tax exempt income...........................  (10,931)   (9,361)   (9,215)
   State income taxes, net of Federal
    benefits...................................    3,399     3,597     8,290
   Amortization of intangibles.................   13,089    13,149    13,155
   Other, net..................................   (8,554)   (3,796)   (7,670)
                                                --------  --------  --------
   Income tax expense.......................... $ 94,921  $101,410  $124,467
                                                ========  ========  ========
   Effective tax rate..........................    33.93%    36.28%    36.33%
                                                ========  ========  ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                                                              (in thousands)
   Deferred tax assets:
     Allowance for loan and lease losses.................... $ 55,683 $ 56,396
     Deferred compensation..................................   11,275   10,176
     Income on loans........................................    6,514    7,157
     Accrued expenses.......................................    2,449    4,821
     Net unrealized losses on investment securities
      available for sale....................................    8,891   60,360
     Other..................................................   30,072   16,805
                                                             -------- --------
       Total gross deferred tax assets......................  114,884  155,715
                                                             -------- --------
   Deferred tax liabilities:
     Leasing................................................  372,643  347,419
     Pensions...............................................    8,716    4,562
     Depreciation...........................................   13,607   12,395
     Other..................................................   53,687    3,194
                                                             -------- --------
       Total gross deferred tax liabilities.................  448,653  367,570
                                                             -------- --------
       Net deferred tax liability........................... $333,769 $211,855
                                                             ======== ========

14. Regulatory Matters and Dividend Restrictions

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  Qualitative measures established by regulation to ensure capital adequacy require Allfirst and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000, Allfirst and its subsidiary banks met all capital requirements to which they are subject.

  As of December 31, 2000, the most recent notification from the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized Allfirst and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", Allfirst and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Allfirst or its subsidiary banks' categories.

  Allfirst's actual capital amounts and ratios at December 31, 2000 and 1999 are presented in the following table.

                                                         Minimum
                                                       for Capital   Minimum
                                                        Adequacy   to be "Well
                                     Amount     Ratio   Purposes   Capitalized"
                                 -------------- -----  ----------- ------------
                                 (in thousands)
   As of December 31, 2000
   Total Capital (to Risk
    Weighted Assets):
   Allfirst....................    $2,036,671   13.04%    8.00%       10.00%
   Allfirst Bank...............     1,747,508   11.66     8.00        10.00
   Tier 1 Capital (to Risk
    Weighted Assets):
   Allfirst....................    $1,559,700    9.98%    4.00%        6.00%
   Allfirst Bank...............     1,430,925    9.55     4.00         6.00
   Tier 1 Capital (to Average
    Assets):
   Allfirst....................    $1,559,700    9.19%    4.00%        5.00%
   Allfirst Bank...............     1,430,925    8.61     4.00         5.00
   As of December 31, 1999
   Total Capital (to Risk
    Weighted Assets):
   Allfirst....................    $1,978,561   13.24%    8.00%       10.00%
   Allfirst Bank...............     1,656,891   11.48     8.00        10.00
   Tier 1 Capital (to Risk
    Weighted Assets):
   Allfirst....................    $1,473,886    9.86%    4.00%        6.00%
   Allfirst Bank...............     1,329,659    9.21     4.00         6.00
   Tier 1 Capital (to Average
    Assets):
   Allfirst....................    $1,473,886    8.75%    4.00%        5.00%
   Allfirst Bank...............     1,329,659    8.08     4.00         5.00

  Dividends paid by Allfirst's subsidiary banks are subject to various legal and regulatory restrictions. The subsidiary banks can initiate dividend payments in 2001 without prior regulatory approval of $169.3 million plus an amount equal to their net profits for 2001, as defined by statute, up to the date of any such dividend declaration.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 2000 and 1999 were $27.0 million and $30.6 million, respectively.

15. Fair Value of Financial Instruments

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

  Loans held for sale--Market quotes are used to estimate the value of loans held for sale which are primarily residential and commercial mortgages unless there is a firm commitment to sell the loans in which case the commitment price is used.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The estimated fair values of Allfirst's remaining assets and liabilities as of December 31 are summarized below.

                                        2000                    1999
                               ----------------------- -----------------------
                                Carrying    Estimated   Carrying    Estimated
                                  Value    Fair Value     Value    Fair Value
                               ----------- ----------- ----------- -----------
                                               (in thousands)
   Financial Assets:
     Trading account assets... $     4,222 $     4,222 $     1,716 $     1,716
     Investment securities....   4,375,037   4,375,037   4,287,343   4,287,343
     Loans held for sale......      57,255      57,596       4,808       4,832
     Loans, net of allowance
      for loan and lease
      losses(1)...............   9,751,428   9,870,124   9,636,422   9,662,222
   Financial Liabilities:
     Deposits.................  12,677,582  12,751,084  12,142,587  12,161,623
     Long-term debt...........     996,010   1,023,977   1,195,394   1,238,732

--------
(1) Leases receivable with carrying values totaling $1,005.1 million and $986.9 million at December 31, 2000 and 1999, respectively are excluded. The carrying values are net of the allowance for lease losses and related unearned income.

  Off-Balance Sheet Instruments--The fair value of loan commitments and letters of credit, both commercial and standby, is assumed to equal the carrying value which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms. The fair value of foreign exchange contracts represents the net asset or liability of Allfirst, since these contracts are revalued on a monthly basis. The fair value of interest rate contracts is the estimated amount Allfirst would receive or pay to terminate the contracts or agreements, taking into account current interest rates, volatility factors and, when appropriate, the credit worthiness of the counterparties. See notes 16 and 17 for additional information about off-balance sheet financial instruments.

  The estimated fair values of Allfirst's off-balance sheet financial instruments as of December 31 are summarized below.

                                                             2000       1999
                                                          Estimated  Estimated
                                                          Fair Value Fair Value
                                                          ---------- ----------
                                                             (in thousands)
   Interest rate contracts issued for trading purposes..   $  8,846   $  6,511
   Interest rate contracts held for purposes other than
    trading.............................................      8,047     (8,589)
   Foreign exchange options and forward contracts.......    224,363    (18,684)

16. Off-Balance-Sheet Trading and Lending Activities

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

  The following table presents the notional amounts, the end-of-period fair values and the average fair values of the classes of trading instruments at December 31, 2000 and 1999.

                                          2000                                     1999
                          --------------------------------------  ----------------------------------------
                                       Fair     Fair    Average                Fair     Fair      Average
                           Notional   Value    Value      Fair     Notional   Value     Value      Fair
                            Value     Gains   (Losses)   Value      Value     Gains   (Losses)     Value
                          ---------- -------- --------  --------  ---------- -------- ---------  ---------
                                                         (in thousands)
U.S. dollar interest
 rate contracts as
 intermediary:
 Interest rate swaps....  $2,248,440 $ 24,155 $(15,323) $  7,596  $2,399,847 $ 39,388 $ (32,786) $   6,713
 Interest rate caps and
  floors written........     745,661      --      (320)   (3,504)    716,905      --     (1,155)    (2,011)
 Interest rate caps and
  floors purchased......     739,303      327      --        880     708,088    1,137       --       1,978
 Swaptions written......       5,000      --       --        (29)     17,200      --       (337)      (193)
 Swaptions purchased....       5,000      --       --         29      17,200      338       --         195
Securities trading
 activities:
 Commitments to purchase
  securities, futures
  and forward
  contracts.............       9,956      --       (12)      --       29,099      --       (140)       --
 Commitments to sell
  securities, futures
  and forward
  contracts.............      64,980       19      --        --       47,990       66       --         --
Foreign exchange trading
 activities:
 Commitments to purchase
  and sell foreign
  exchange..............   2,026,231    3,984  (20,592)  (11,861)  1,128,058    3,806    (3,697)        73
 Foreign exchange
  options written.......     900,531      --   (68,563)  (68,383)  1,267,365      --   (122,885)  (100,440)
 Foreign exchange
  options purchased.....   1,731,296  309,534      --    193,900   1,108,630  104,092       --     136,693

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

  Interest Rate Caps and Floors--These instruments are written by Allfirst to enable customers to transfer, modify, or reduce their interest rate risk exposure. In a cap or floor contract, the purchaser pays a premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike price of a cap or less than the strike price of a floor. Payments made or received under cap or floor contracts are accrued based on contractual terms and are reported as trading income.

  Swaptions--These instruments are written by Allfirst to enable customers to transfer, modify or reduce their interest rate risk exposure. The purchaser of a swaption pays a premium up front to the seller for the opportunity

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES to enter into a swap with specified terms or to cancel or extend an existing swap at a specified date in the future. Payments made or received under swaption contracts are accrued based on contractual terms and are reported as trading income.

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

                                                         Years ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
   Interest rate contracts............................. $ 2,193 $ 3,445 $ 4,066
   Foreign exchange contracts..........................  13,645   6,580   4,615
   Securities..........................................   2,771   1,985   5,608
                                                        ------- ------- -------
     Total............................................. $18,609 $12,010 $14,289
                                                        ======= ======= =======

  Note that the revenues above exclude the cost of carrying other derivative assets. Net of the cost to carry derivative positions, trading revenue was $10.9, $9.8, and $13.3 million in 2000, 1999 and 1998 respectively.

Off-Balance Sheet Financial Instruments Issued for Lending Activities

  Allfirst issues off-balance sheet financial instruments as part of its commercial and consumer lending activities. The contract amounts of these instruments represent potential credit risk at December 31, as shown below:

                                                             2000       1999
                                                             ----       ----
                                                              (in thousands)
   Commercial and consumer lending activities:
     Unfunded commitments to extend credit............... $5,768,801 $6,094,848
     Standby letters of credit...........................  1,295,297  1,237,881
     Commercial and similar letters of credit............     39,640     51,528
     Loans sold with recourse............................    267,784    225,283

  Commitments to extend credit--Allfirst enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. The credit risk associated with loan

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES commitments is essentially the same as that involved in extending loans to customers. Collateral requirements and loan to value ratios are the same as those for funded transactions and are established based on management's assessment of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

  Loans sold with recourse--Loans sold with recourse are loans sold to a third party with an agreement that Allfirst will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbanking subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, Allfirst's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 2000 and 1999 Allfirst's credit risk on loans sold with recourse under the FNMA DUS program totaled $237.5 million and $186.6 million, respectively.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

17. Off-Balance Sheet Risk Management Activities

  Allfirst uses a variety of off-balance sheet financial instruments as part of its overall interest rate risk management process. Allfirst's principal objective of asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating Allfirst's funding needs. Accordingly, Allfirst uses a combination of derivative financial instruments such as interest rate swaps, interest rate caps and floors, and options with indices that correlate to on-balance sheet instruments to modify the repricing characteristics of interest earning assets and interest bearing liabilities.

  The amounts disclosed below represent the period end notional values and fair values of derivative financial instruments held for risk management purposes. Allfirst's credit risk exposure is represented by the instruments detailed below with a positive fair value. Allfirst would incur a loss if it was necessary to replace these instruments due to counterparty default.

                                   2000                       1999
                         ------------------------  --------------------------
                                   Fair    Fair                Fair    Fair
                         Notional Value   Value     Notional  Value   Value
                          Value   Gains  (Losses)    Value    Gains  (Losses)
                         -------- ------ --------  ---------- ------ --------
                                           (in thousands)
Convert fixed rate
 liabilities to
 floating:
  Swaps-receive
   fixed/pay floating... $365,000 $9,082 $   (11)  $1,315,000 $3,106 $(11,365)
Convert floating rate
 liabilities to fixed:
  Swaps-pay
   fixed/receive
   floating.............      --     --      --       534,849  2,652      --
Convert floating assets
 to fixed:
  Swaps-receive
   fixed/pay floating...  175,000    --   (1,024)     275,000    --    (2,750)
Convert fixed rate
 assets to floating:
  Swaps-pay
   fixed/receive
   floating.............      --     --      --        25,450    --      (211)
Convert floating rate
 liabilities to a
 different index:
  Basis swaps...........      --     --      --        25,000    --       (21)

  Four swaps aggregating $365 million were used to convert fixed rate liabilities to floating rate at December 31, 2000. Of these, one swap with a notional value of $100 million was sold in January 2001 and another with a notional value of $200 million was sold in March 2001. The remaining two swaps with a notional value of $65 million will mature by April 2001. Three swaps with a notional value of $175 million as of December 31, 2000 were used to convert floating assets to fixed rates. All three matured in the first quarter of 2001. Deferred gains on the early termination of interest rate swaps designated to hedge Allfirst's balance sheet were $2.0 million at December 31, 2000. Deferred losses were $0.8 million. Deferred gains and losses that resulted from the early termination of interest rate swaps are amortized into income over the remaining original life of the interest rate swap or the life of the underlying hedged asset (liability), whichever is shorter.

  In 2001, the accounting for these instruments will change to comply with the requirements of SFAS No. 133, which was adopted by Allfirst on January 1, 2001. The new accounting requirements are discussed in Note 2 to the Consolidated Financial Statements.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

18. Line of Business Reporting

  Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to middle market and large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes merchant services and other smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization. In 1998, Allfirst sold the residential mortgage origination business of its mortgage banking subsidiaries to National City Mortgage Co. and substantially all of its remaining credit card business to the Bank of America National Association. These lines of business are classified under discontinued business lines in the 1998 table.

  Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit's assets and liabilities are matched funded with interest rate risk centrally managed within Treasury. Loan loss provisions and the allowance for loan and lease losses are allocated based on the historical credit losses by product line of each business line's loan portfolio.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

Selected financial information by business line:

                                           2000
                          --------------------------------------
                          Community Capital    Asset                        Consolidated
                           Banking  Markets  Management Treasury   Other       Total
(in thousands)            --------- -------- ---------- --------  --------  ------------
Net interest income(1)..  $334,408  $214,552  $ 2,593   $   (76)  $(39,493)   $511,984
Noninterest income......   104,678   115,271   91,037    10,363     26,397     347,746
Securities gains, net...       --         74      --        230        --          304
                          --------  --------  -------   -------   --------    --------
 Total revenues.........   439,086   329,897   93,630    10,517    (13,096)    860,034
Noninterest expenses,
 excl. intangible asset
 amortization...........   267,677   137,561   50,689     7,811     23,450     487,188
Intangible asset
 amortization...........       905       --     1,094       --      45,785      47,784
Provision for loan and
 lease losses...........    14,446    23,294       64       --      (9,264)     28,540
                          --------  --------  -------   -------   --------    --------
 Income before income
  taxes.................   156,058   169,042   41,783     2,706    (73,067)    296,522
Income tax expense(1)...    61,303    61,399   15,634    (2,087)   (24,571)    111,678
                          --------  --------  -------   -------   --------    --------
 Net income.............  $ 94,755  $107,643  $26,149   $ 4,793   $(48,496)   $184,844
                          ========  ========  =======   =======   ========    ========
(in millions)
Average assets..........  $  8,234  $  7,367  $    69   $ 5,339   $ (3,363)   $ 17,646
Average loans...........     4,136     6,658       12       --          68      10,874
Average deposits........     7,799     1,373       56     2,691         75      11,994
                                           1999
                          --------------------------------------
                          Community Capital    Asset                        Consolidated
                           Banking  Markets  Management Treasury   Other       Total
(in thousands)            --------- -------- ---------- --------  --------  ------------
Net interest income(1)..  $330,109  $207,265  $ 2,461   $28,152   $(16,566)   $551,421
Noninterest income......    81,343    99,098   84,862     4,340     35,409     305,052
Securities gains, net...       --        --       --      4,975        --        4,975
                          --------  --------  -------   -------   --------    --------
 Total revenues.........   411,452   306,363   87,323    37,467     18,843     861,448
Noninterest expenses,
 excl. intangible asset
 amortization...........   238,840   144,613   53,672     9,198     35,521     481,844
Intangible asset
 amortization...........       905       --     1,094       --      48,997      50,996
Provision for loan and
 lease losses...........    13,635    18,197       62       --       2,256      34,150
                          --------  --------  -------   -------   --------    --------
 Income before income
  taxes.................   158,072   143,553   32,495    28,269    (67,931)    294,458
Income tax expense(1)...    62,223    52,360   13,031     8,470    (19,703)    116,381
                          --------  --------  -------   -------   --------    --------
 Net income.............  $ 95,849  $ 91,193  $19,464   $19,799   $(48,228)   $178,077
                          ========  ========  =======   =======   ========    ========
(in millions)
Average assets..........  $  8,374  $  7,055  $    69   $ 5,024   $ (2,858)   $ 17,664
Average loans...........     4,120     6,362       13       --         161      10,656
Average deposits........     7,967     1,529       55     2,338         80      11,969

                                           1998
                          ---------------------------------------
                          Community Capital     Asset                       Discontinued Consolidated
                           Banking  Markets   Management Treasury  Other       Lines        Total
(in thousands)            --------- --------  ---------- -------- --------  ------------ ------------
Net interest income(1)..  $326,429  $216,199   $ 3,722   $30,516  $(29,233)   $ 9,118      $556,751
Noninterest income......    61,313    85,040    73,224     3,959    41,713     49,178       314,427
Securities gains, net...       --         (6)      --     60,765       --         --         60,759
Gain sale of credit card
 loans..................       --        --        --        --        --      60,000        60,000
                          --------  --------   -------   -------  --------    -------      --------
 Total revenues.........   387,742   301,233    76,946    95,240    12,480    118,296       991,937
Noninterest expenses,
 excl. intangible asset
 amortization...........   232,539   141,835    50,145    11,111    62,253     47,041       544,924
Intangible asset
 amortization...........       905       --      1,094       --     53,298        306        55,603
Provision for loan and
 lease losses...........     9,782    19,085        70       --      4,217      1,143        34,297
                          --------  --------   -------   -------  --------    -------      --------
 Income before income
  taxes.................   144,516   140,313    25,637    84,129  (107,288)    69,806       357,113
Income tax expense(1)...    57,156    51,349    10,139    30,178   (36,101)    26,269       138,990
                          --------  --------   -------   -------  --------    -------      --------
 Net income.............  $ 87,360  $ 88,964   $15,498   $53,951  $(71,187)   $43,537      $218,123
                          ========  ========   =======   =======  ========    =======      ========
(in millions)
Average assets..........  $  8,717  $  6,868   $   151   $ 4,265  $ (3,353)   $   425      $ 17,073
Average loans...........     3,867     6,224        13       --        (66)       176        10,214
Average deposits........     8,306     1,600       148     1,828        79        --         11,961

--------
(1) Includes tax-equivalent adjustment for tax-exempt interest income

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

19. Litigation

  Various legal actions and proceedings are pending involving Allfirst Financial Inc. or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Allfirst's financial condition or results of operations.

20. Condensed Parent Company Financial Information

  Following is condensed financial information of Allfirst Financial Inc. (parent company only):

                        CONDENSED STATEMENTS OF INCOME
                            Allfirst Financial Inc.

                                                   Years ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (in thousands)
Income:
Dividends from subsidiaries:
  Bank subsidiaries.............................  $140,000  $140,000  $147,000
  Nonbank subsidiaries..........................    13,969     1,577     8,175
Interest income from subsidiaries:
  Bank subsidiaries.............................    29,887    30,831    31,843
  Nonbank subsidiaries..........................     4,191     5,019     8,312
Other interest and dividend income..............     9,224     6,958     5,539
Other income....................................    11,189     5,134     4,494
                                                  --------  --------  --------
    Total income................................   208,460   189,519   205,363
                                                  --------  --------  --------
Expenses:
Interest expense, short-term debt...............    16,871    15,598    15,780
Interest expense, long-term debt................    62,843    50,779    48,502
Other expenses..................................    38,054    37,837   (14,633)
                                                  --------  --------  --------
    Total expenses..............................   117,768   104,214    49,649
                                                  --------  --------  --------
Income before taxes and equity in undistributed
 net income of subsidiaries.....................    90,692    85,305   155,714
Income tax (benefit)............................    (9,409)   (7,406)     (758)
                                                  --------  --------  --------
Income before equity in undistributed net income
 of subsidiaries................................   100,101    92,711   156,472
Equity in undistributed net income of
 subsidiaries...................................    84,743    85,366    61,651
                                                  --------  --------  --------
Net income......................................  $184,844  $178,077  $218,123
                                                  ========  ========  ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CONDITION
                            Allfirst Financial Inc.

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
                                                              (in thousands)
Assets
Cash.....................................................  $      488 $      741
Interest bearing deposits in other banks.................     160,846    332,208
Securities purchased under agreements to resell..........      10,000     10,000
Investment securities available for sale.................     256,717    187,632
Investment in subsidiaries:
  Bank subsidiaries......................................   1,500,776  1,326,297
  Nonbank subsidiaries...................................      82,140     89,558
Loans and advances to subsidiaries:
  Bank subsidiaries......................................     189,000    189,000
  Nonbank subsidiaries...................................     101,601     62,917
Loans, net of unearned income............................       4,498      9,026
Premises and equipment...................................       8,082      8,267
Intangible assets........................................     719,446    755,199
Other assets.............................................     104,763     63,136
                                                           ---------- ----------
    Total assets.........................................  $3,138,357 $3,033,981
                                                           ========== ==========

Liabilities and Stockholders' Equity
Short-term debt..........................................  $  317,843 $  342,186
Long-term debt...........................................     810,308    809,628
Other liabilities........................................      49,510     50,806
                                                           ---------- ----------
    Total liabilities....................................   1,177,661  1,202,620
4.50% Cumulative redeemable preferred stock, Series A, $5
 par value per share, $100 liquidation preference per
 share; authorized and issued 90,000 shares..............       8,590      8,341
Stockholders' equity.....................................   1,952,106  1,823,020
                                                           ---------- ----------
    Total liabilities, redeemable preferred stock and
     stockholders' equity................................  $3,138,357 $3,033,981
                                                           ========== ==========

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                      CONDENSED STATEMENTS OF CASH FLOWS
                            Allfirst Financial Inc.

                                                 Years ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (in thousands)
Operating Activities
  Income before undistributed net income of
   subsidiaries............................... $ 100,101  $  92,711  $ 156,472
  Adjustments to reconcile net income to net
   cash provided by operating activities......    (8,686)    38,303    (39,448)
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    91,415    131,014    117,024
                                               =========  =========  =========
Investing Activities
  Proceeds from sales of investment
   securities.................................   200,624    206,357     28,439
  Proceeds from paydowns and maturities of
   investment securities(1)...................     1,559      2,125     23,045
  Purchases of investment securities(1).......  (267,841)  (217,909)  (164,923)
  Net decrease in short-term investments......       --      10,000        --
  Principal collected on loans of parent
   company....................................     4,564        782      9,405
  Loans originated by the parent company......       (36)    (1,033)    (2,230)
  Investment in subsidiaries..................        40     (3,233)    23,093
  Net decrease (increase) in loans to
   subsidiaries, short-term...................   (38,684)    59,690     78,468
  Principal collected on long-term loans to
   subsidiaries...............................        --     60,000     20,000
  Other, net..................................      (499)     2,384       (189)
                                               ---------  ---------  ---------
    Net cash (used for) provided by investing
     activities...............................  (100,273)   119,163     15,108
                                               =========  =========  =========
Financing Activities
  Net increase (decrease) in short-term
   borrowings.................................   (28,740)    14,481    (15,411)
  Net increase in long-term borrowings from
   subsidiaries...............................       --     104,155        --
  Net increase (decrease) in short-term
   borrowings from subsidiaries...............     4,397      7,741        259
  Principal payments on long-term debt........       --     (60,000)       --
  Proceeds from the issuance of long-term
   debt.......................................       --      99,615        --
  Redemption Preferred Stock..................       --    (150,000)       --
  Cash dividends paid.........................  (138,414)   (95,765)   (69,225)
                                               ---------  ---------  ---------
    Net cash (used for) provided by financing
     activities...............................  (162,757)   (79,773)   (84,377)
                                               ---------  ---------  ---------
(Decrease) increase in cash and cash
 equivalents(2)...............................  (171,615)   170,404     47,755
Cash and cash equivalents at January 1........   332,949    162,545    114,790
                                               ---------  ---------  ---------
Cash and cash equivalents at December 31...... $ 161,334  $ 332,949  $ 162,545
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

  Management assessed its internal control structure over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Allfirst maintained an effective internal control structure over financial reporting as of December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Allfirst Financial Inc.:

  In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Allfirst Financial Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Baltimore, Maryland
February 7, 2001

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable

                                   PART III

Item 10. Executive Officers of the Registrant

  The following table presents information concerning the executive officers of Allfirst as of December 31, 2000. Unless otherwise noted, each was elected at the May 2, 2000 annual organizational meeting of the Board of Directors to serve until the 2001 annual organizational meeting of the Board of Directors, and each executive officer has been employed by Allfirst or one of its subsidiaries for the past five years.

                                                                         Year
             Name                        Positions Held             Age Elected
             ----                        --------------             --- -------
 Frank P. Bramble(1).........  Chairman of the Board of Allfirst
                                and Allfirst Bank                    52  1994
 Susan C. Keating(1).........  President and Chief Executive
                                Officer of Allfirst and Allfirst
                                Bank                                 50  1996
 Harry E. Berry..............  Executive Vice President of
                                Allfirst and Allfirst Bank           55  1994
 Robert L. Carpenter, Jr. ...  Executive Vice President and
                                Controller of Allfirst and
                                Allfirst Bank                        47  1995
 Bernard M. Cregg(1).........  Executive Vice President of
                                Allfirst and Allfirst Bank           45  1998
 David M. Cronin.............  Executive Vice President and
                                Treasurer of Allfirst; Executive
                                Vice President of Allfirst Bank      51  1989
 Debra L. (Taylor) Foss(1)...  Executive Vice President of
                                Allfirst and Allfirst Bank           48  2000
 Rick A. Gold(1).............  Executive Vice President of
                                Allfirst and Allfirst Bank           51  1999
 Brian L. King...............  Executive Vice President of
                                Allfirst and Allfirst Bank           55  1996
 Daniel J. Ripienski.........  Executive Vice President and Chief
                                Credit Officer of Allfirst and
                                Allfirst Bank                        50  1999
 Mary Ann Scully.............  Executive Vice President of
                                Allfirst and Allfirst Bank           49  1999

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

  The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of Allfirst's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in Allfirst's definitive Information Statement, to be filed on or about March 26, 2001 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements: See Item 8.

    2. Financial Statement Schedules: None.

    3. Exhibits:

     (3.1) (i) Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Allfirst on October 1, 1999).

                (ii) Bylaws(Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Allfirst on October 1,
                1999).

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


     (10.4)   Allfirst Financial Inc. Pension Plan for Executive
              Employees, as amended, effective January 1, 1986**

     (10.5) Amendment to Allfirst Financial Inc. Pension Plan for Executive Employees, effective December 14, 1993***

     (10.6) Allfirst Financial Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 1990**

     (10.7) Amendment No. 1 effective October 1, 1992, Amendment No. 2 effective January 20, 1993 and Amendment No. 3 effective September 20, 1993, to Allfirst Financial Inc. Deferred Compensation Plan***

     (10.8) Allfirst Financial Inc. Deferred Compensation Amended and Restated Trust Agreement, dated September 23, 1988,
              Provident National Bank, trustee**

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

     (10.19) Allfirst Financial Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibits 99.1 and 99.2 to
              Registration Statement on Form S-8, Registration No. 333-
              12970)

           (21) Subsidiaries of the Registrant

           (23) Consent of PricewaterhouseCoopers LLP

           (24) Power of Attorney
--------
 ** Incorporated by reference to Allfirst's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.
*** Incorporated by reference to Allfirst's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 22, 1996.

  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Allfirst Financial Inc.


                                                          /s/ Susan C. Keating
                                                 By: _______________________________________
                                                             (Susan C. Keating,
                                                   President and Chief Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

         /s/ Susan C. Keating               President and Chief         March 29, 2001
___________________________________________  Executive Officer
            (Susan C. Keating)

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

     /s/ Robert L. Carpenter, Jr.           Executive Vice President    March 29, 2001
___________________________________________  and Controller
        (Robert L. Carpenter, Jr.)

MAJORITY OF THE BOARD OF DIRECTORS:

Sherry F. Bellamy, James T. Brady, Frank P. Bramble, Jeremiah E. Casey, John
F. Dealy, Frank A. Gunther, Jr., Margaret M. Heckler, Lee H. Javitch, Susan C. Keating, Gary Kennedy, William T. Kirchhoff, Henry J. Knott, Jr., Andrew Maier II, and Thomas P. Mulcahy.


     /s/ Robert L. Carpenter, Jr.           Attorney-in-Fact            March 29, 2001
By: _______________________________________
        (Robert L. Carpenter, Jr.)