Form 10-Q
period 2001-03-31
ALLFIRST FINANCIAL INC
filed 2001-05-15
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                   FORM 10-Q
         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                                               Page No
                                                                                               -------
Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Income...............................................     3
              Consolidated Statements of Financial Condition..................................     4
              Consolidated Statements of Changes in Stockholders' Equity......................     5
              Consolidated Statements of Cash Flows...........................................     6
              Notes to Consolidated Financial Statements......................................     7
     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................................    11
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................    20
Part II.  Other Information
     Item 1.  Legal Proceedings...............................................................    20
     Item 6.  Exhibits and reports on Form 8-K................................................    20
     Signatures...............................................................................    21

Item 1. Financial Statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 ------------------
                                                                                   2001       2000
                                                                                   ----       ----
                                                                                   (in thousands)
Interest Income
Interest and fees on loans and leases.........................................   $204,704   $205,963
Interest and dividends on investment securities:
     Taxable..................................................................     55,745     55,958
     Tax-exempt...............................................................      6,076      5,426
     Dividends................................................................      5,081      1,724
Interest on loans held for sale...............................................        680        321
Other interest income.........................................................        458        895
                                                                                 --------   --------
          Total interest and dividend income..................................    272,744    270,287
                                                                                 --------   --------
Interest Expense
Interest on deposits..........................................................    103,671     94,671
Interest on Federal funds purchased and other short-term borrowings...........     26,124     30,557
Interest on long-term debt....................................................     17,016     20,732
                                                                                 --------   --------
          Total interest expense..............................................    146,811    145,960
                                                                                 --------   --------
Net Interest Income...........................................................    125,933    124,327
Provision for loan and lease losses...........................................      7,750      7,032
                                                                                 --------   --------
Net Interest Income After Provision for Loan and Lease Losses.................    118,183    117,295
                                                                                 --------   --------
Noninterest Income
Service charges on deposit accounts...........................................     25,516     23,997
Trust and investment advisory income..........................................     22,401     21,832
Electronic banking income.....................................................      7,158      5,985
Other income..................................................................     31,826     25,888
Securities gains, net.........................................................        234         32
                                                                                 --------   --------
     Total noninterest income.................................................     87,135     77,734
                                                                                 --------   --------
Noninterest Expense
Salaries and other personnel costs............................................     76,076     66,595
Equipment costs...............................................................     11,397     11,856
Occupancy costs...............................................................      9,405      9,512
Other operating expenses......................................................     27,456     25,999
Intangible assets amortization expense........................................     11,414     11,862
                                                                                 --------   --------
     Total noninterest expenses...............................................    135,748    125,824
                                                                                 --------   --------

Income before income taxes....................................................     69,570     69,205
Income tax expense............................................................     23,609     23,852
                                                                                 --------   --------
Net Income....................................................................     45,961     45,353
Dividends on preferred stock..................................................        101        101
                                                                                 --------   --------
Net Income to Common Stockholders.............................................   $ 45,860   $ 45,252
                                                                                 ========   ========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                                      March 31,     December 31,
                                                                                                        2001            2000
                                                                                                      ---------     ------------
                                                                                                           (in thousands,
                                                                                                       except per share amounts)
Assets
Cash and due from banks.........................................................................    $    887,755    $    933,969
Interest bearing deposits in other banks........................................................           1,272           1,273
Trading account securities......................................................................           7,202           4,222
Federal funds sold and securities purchased under resale agreements.............................         216,310          44,430
Investment securities available for sale........................................................       4,195,795       4,375,037
Loans held for sale.............................................................................          30,459          57,255
Loans, net of unearned income of $208,087 and $221,128:
     Commercial.................................................................................       3,599,886       3,828,304
     Commercial real estate.....................................................................       2,323,883       2,362,564
     Residential mortgage.......................................................................         611,406         640,765
     Retail.....................................................................................       2,819,326       2,856,520
     Commercial leases receivable...............................................................         656,451         665,649
     Retail leases receivable...................................................................         322,644         353,364
     Foreign....................................................................................         201,475         201,882
                                                                                                    ------------    ------------
          Total loans, net of unearned income...................................................      10,535,071      10,909,048
Allowance for credit losses.....................................................................        (152,539)       (152,539)
                                                                                                    ------------    ------------
          Loans, net............................................................................      10,382,532      10,756,509
                                                                                                    ------------    ------------
Premises and equipment..........................................................................         214,801         205,611
Due from customers on acceptances...............................................................           2,002           3,791
Intangible assets...............................................................................         782,328         792,782
Other assets....................................................................................       1,830,422       1,233,033
                                                                                                    ------------    ------------
               Total assets.....................................................................    $ 18,550,878    $ 18,407,912
                                                                                                    ============    ============

Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits...............................................................    $  2,930,889    $  2,966,832
     Interest bearing deposits..................................................................       9,027,142       9,401,871
Interest bearing deposits in foreign banking office.............................................         149,634         308,879
                                                                                                    ------------    ------------
          Total deposits........................................................................      12,107,665      12,677,582
Federal funds purchased and securities sold under repurchase agreements.........................       1,603,368       1,112,210
Other borrowed funds, short-term................................................................         447,000         540,386
Bank acceptances outstanding....................................................................           2,002           3,791
Accrued taxes and other liabilities.............................................................       1,400,728       1,117,127
Long-term debt..................................................................................       1,011,062         996,010
                                                                                                    ------------    ------------
               Total liabilities................................................................      16,571,825      16,447,106
                                                                                                    ------------    ------------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
  liquidation preference per share: authorized and issued 90,000 shares.........................           8,655           8,590
Minority interest...............................................................................             105             110
Stockholders' equity:
Common Stock, no par value; authorized 1,200,000 shares,
     issued 597,763 shares......................................................................          85,395          85,395
Capital surplus.................................................................................         582,816         582,816
Retained earnings                                                                                      1,298,221       1,298,827
Accumulated other comprehensive gain (loss)...................................                             3,861         (14,932)
                                                                                                    ------------    ------------
               Total stockholders' equity.......................................................       1,970,293       1,952,106
                                                                                                    ------------    ------------
               Total liabilities, redeemable preferred stock and stockholders' equity...........    $ 18,550,878    $ 18,407,912
                                                                                                    ============    ============

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)


                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                       Preferred   Common      Capital        Income        Retained
                                                         Stock      Stock      Surplus        (Loss)        Earnings      Total
                                                         -----      -----      -------         ------       --------      -----
                                                                                       (in thousands)
Three Months Ended March 31, 2000
---------------------------------
Balance, December 31, 1999 ...........................   $  --   $  85,395   $   582,780    $   (97,801)  $ 1,252,646   $ 1,823,020
Net income ...........................................      --          --            --             --        45,353        45,353
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............      --          --            --            979            --           979
     Change in unrealized gains/losses on investment
securities, net of reclassification adjustment (1) ...      --          --            --        (11,983)           --       (11,983)
                                                                                                                        -----------
         Other comprehensive .........................                                                                      (11,004)
                                                                                                                        -----------
            Comprehensive income .....................      --          --            --             --            --        34,349
                                                                                                                        -----------
Accretion of redeemable preferred stock ..............      --          --            --             --           (60)          (60)
Dividends declared on common stock ...................      --          --            --             --       (92,000)      (92,000)
Dividends declared on redeemable preferred stock .....      --          --            --             --          (101)         (101)
                                                         -----   ---------   -----------    -----------   -----------   -----------
Balance, March 31, 2000 ..............................   $  --   $  85,395   $   582,780    $  (108,805)  $ 1,205,838   $ 1,765,208
                                                         =====   =========   ===========    ===========   ===========   ===========


Three Months Ended March 31, 2001
---------------------------------
Balance, December 31, 2000 ...........................   $  --   $  85,395   $   582,816    $   (14,932)  $ 1,298,827   $ 1,952,106
Net income ...........................................      --          --            --             --        45,961        45,961
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ............      --          --            --           (505)           --          (505)
     Change in unrealized gains/losses on
        investment securities, net of reclassification
        adjustment (1) ...............................      --          --            --         19,298            --        19,298
                                                                                                                        -----------
              Other comprehensive income .............                                                                       18,793
                                                                                                                        -----------
                 Comprehensive income ................      --          --            --             --            --        64,754
                                                                                                                        -----------
Accretion of redeemable preferred stock ..............      --          --            --             --           (66)          (66)
Dividends declared on common stock....................      --          --            --             --       (46,400)      (46,400)
Dividends declared on redeemable  preferred stock ....      --          --            --             --          (101)         (101)
                                                         -----   ---------   -----------    -----------   -----------   -----------
Balance, March  31, 2001 .............................   $  --   $  85,395   $   582,816    $     3,861   $ 1,298,221   $ 1,970,293
                                                         =====   =========   ===========    ===========   ===========   ===========

(1)  Disclosure of reclassification amount:                                                 Three Months Ended
                                                                                                March 31,
                                                                                          ---------------------
                                                                                           2001          2000
                                                                                           ----          ----
         Net unrealized holding gains (losses) on investment securities arising
           during period...............................................................   $19,493      $(11,964)
         Less: reclassification adjustment for realized gains included in net income...       195            19
                                                                                          -------      --------
         Change in unrealized gains/losses on investment securities, net of tax........   $19,298      $(11,983)
                                                                                          =======      ========

           See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                             ---------------------
                                                                                                               2001        2000
                                                                                                             ---------   ---------
                                                                                                                (in thousands)
Operating Activities
Net income................................................................................................   $  45,961   $  45,353
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Provision for credit losses.............................................................................       7,750       7,032
  Provision for other real estate losses..................................................................         150           -
  Depreciation and amortization...........................................................................      19,231      20,070
  Deferred income tax expense (credit)....................................................................       3,868         (71)
  Net gain on the sale of assets..........................................................................        (203)       (188)
  Net decrease (increase) in loans originated for sale....................................................      26,796         (33)
  Net increase in trading account securities..............................................................      (2,980)     (3,325)
  Net decrease in accrued interest receivable.............................................................       9,916       4,086
  Net decrease in accrued interest payable................................................................     (15,233)    (34,379)
  Net decrease (increase) in derivative and foreign exchange activity.....................................     129,664     (89,791)
  Other, net..............................................................................................      13,466     (19,391)
                                                                                                             ---------   ---------
     Net cash provided by (used for) operating activities.................................................     238,386     (70,637)
                                                                                                             ---------   ---------
Investing Activities
  Proceeds from sales of investment securities available for sale.........................................      88,870      72,902
  Proceeds from paydowns and maturities of investment securities available for sale.......................     241,510     131,802
  Purchases of investment securities available for sale...................................................    (565,050)   (106,980)
  Net (increase) decrease in short-term investments.......................................................    (171,880)     68,730
  Net disbursements from lending activities of banking subsidiaries.......................................     364,226     (61,289)
  Principal collected on loans of nonbank subsidiaries....................................................       3,001       1,865
  Loans originated by nonbank subsidiaries................................................................      (3,901)     (1,993)
  Principal payments received under leases................................................................       1,124       1,385
  Purchases of assets to be leased........................................................................        (696)       (239)
  Proceeds from the sale of other real estate.............................................................       2,077       3,224
  Net purchases of premises and equipment.................................................................     (17,029)     (5,014)
  Purchase of bank owned life insurance...................................................................           -    (179,000)
  Other, net..............................................................................................      (8,207)      1,995
                                                                                                             ---------   ---------
     Net cash used for investing activities...............................................................     (65,955)    (72,612)
                                                                                                             ---------   ---------
Financing Activities
  Net decrease in deposits................................................................................    (569,917)   (521,486)
  Net increase in short-term borrowings...................................................................     397,772     749,205
  Cash dividends paid.....................................................................................     (46,501)    (92,101)
                                                                                                             ---------   ---------
     Net cash (used for) provided by financing activities.................................................    (218,646)    135,618
                                                                                                             ---------   ---------
Decrease in cash and cash equivalents.....................................................................     (46,215)     (7,631)
Cash and cash equivalents at January 1,...................................................................     935,242     799,728
                                                                                                             ---------   ---------
Cash and cash equivalents at March 31,....................................................................   $ 889,027   $ 792,097
                                                                                                             =========   =========
Supplemental Disclosures
   Interest payments......................................................................................   $ 162,043   $ 180,339
   Income tax payments, net of tax refunds................................................................      (6,375)     12,470
Noncash Investing And Financing Activities
   Loan charge-offs.......................................................................................      10,997      10,043
   Transfers to other real estate and other assets owned..................................................       2,473       7,104

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 2000 Annual Report on Form 10-K.

2.  Recent Accounting Pronouncements

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities

         On January 1, 2001, Allfirst adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 , "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS 133" (collectively "SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative financial instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows that are to be received or paid in connection with a recognized asset or liability, or a forecasted transaction, (c) a foreign currency fair value or cash flow hedge or (d) a hedge of the foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. See Note 3 for additional information on the adoption of SFAS No.
133. Deferred gains and losses that result from early termination of interest rate swaps are amortized into income over the remaining original life of the interest rate swap or the life of the underlying hedged asset (liability), whichever is shorter.

SFAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"), was issued in September 2000. While most of the provisions of Statement No. 125 have been carried forward without reconsideration, certain provisions of Statement 125 were reconsidered and amended or clarified by SFAS No. 140. The new statement clarifies accounting for transfers of financial assets where the entity has continuing involvement. These transfers may be considered sales of all or part of the assets or as secured borrowings, depending on the circumstances. The statement also requires certain additional disclosures related to securitized assets.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain provisions related to recognition, reclassification, and disclosures of collateral as well as disclosures relating to securitization transactions became effective for fiscal years ending after December 15, 2000 and were adopted by the Company with no material impact. The impact of adopting the requirements related to transfers of financial assets subject to SFAS No. 140 on Allfirst's financial position, results of operations, and cash flow is expected to be immaterial.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Derivative Instruments and Hedging Activities

Adoption of SFAS 133

         On January 1, 2001, Allfirst adopted SFAS No. 133. In accordance with the transition provisions of adopting SFAS No. 133, Allfirst recorded a pretax transition amount associated with establishing the fair values of derivative instruments and hedged items on the balance sheet of $333 thousand which was recorded as a reduction of net income in 2001. There were no transition adjustments recorded to other comprehensive income. The FASB Derivatives Implementation Group (DIG) is currently reviewing a number of implementation issues related to SFAS 133. Future implementation guidance from the DIG could impact Allfirst's implementation of SFAS 133.

Accounting for Derivatives and Hedging Activities

         Allfirst uses a variety of financial instruments in the normal course of business as part of its overall interest rate risk management process. The principal objective is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating Allfirst's funding needs. Allfirst uses a combination of derivative financial instruments such as interest rate swaps, interest rate caps and floors, and options with indices that correlate to balance sheet instruments to modify the repricing characteristics of interest earning assets and interest bearing liabilities.

         All derivatives are recognized on the balance sheet at their fair value. On the date that Allfirst enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in either current period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current period earnings.

         At March 31, 2001, Allfirst had one interest rate swap with a notional amount of $15 million designated as a fair value hedge used to convert a fixed rate liability to floating rate. Allfirst is exposed to risk due to changes in the fair value of the fixed rate liability due to changes in the designated benchmark interest rate. During the quarter ended March 31, 2001, one swap with a notional amount of $100 million and another with a notional amount of $200 million were sold. The fair value adjustment on the hedged liabilities at March 31, 2001 was a deferred gain of $14.9 million. Allfirst has deferred gains and losses relating to interest rate swaps terminated before implementation of SFAS No. 133. Deferred gains designed to hedge Allfirst's balance sheet were $1.5 million at March 31, 2001. Deferred losses were $0.6 million. There were no derivatives designated as a cash flow hedge as of March 31, 2001.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.  Derivative Instruments and Hedging Activities (continued)

         Allfirst also enters into derivatives for trading or non-hedging purposes. Trading activities (which include derivative transactions that are entered into for risk-management purposes and do not otherwise qualify for hedge accounting) primarily involve the use of options contracts, futures contracts, interest rate swaps and cap and floor arrangements. Trading instruments are carried at fair value. Fair value is generally determined based on quoted market rates and pricing models. If these methods cannot be applied, quoted prices of similar instruments may be used. Fair values and accrued interest receivable (payable) are included in other assets and liabilities in the consolidated statements of condition. Changes in the fair value of derivative trading and non-hedging instruments are included in current period trading income, which is a component of noninterest income.

4.  Investment Securities

         The amortized cost and fair value of available for sale securities at March 31, 2001 are as follows:

                                                                                          Gross        Gross
                                                                           Amortized   Unrealized   Unrealized       Fair
                                                                              Cost        Gains       Losses         Value
                                                                          ----------   ----------   ----------    ----------
                                                                                            (in thousands)
U.S. Treasury and U.S. Government agencies ............................   $   62,108   $      507   $     (207)   $   62,408
Mortgage-backed obligations ...........................................    1,962,156       13,515       (2,872)    1,972,799
Collateralized mortgage obligations ...................................      978,542        9,694         (320)      987,916
Asset-backed securities ...............................................      347,704        6,518           (5)      354,217
Obligations of states and political subdivisions ......................      492,064       13,911         (812)      505,163
Other debt securities .................................................       58,773           95           --        58,868
Equity securities .....................................................      286,911          502      (32,989)      254,424
                                                                          ----------   ----------   ----------    ----------
        Total .........................................................   $4,188,258   $   44,742   $  (37,205)   $4,195,795
                                                                          ==========   ==========   ==========    ==========

5.  Line of Business Reporting

         Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and credit life insurance to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to middle market and large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs and residential mortgage lending. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients, including mutual fund and annuity products sold through retail branches. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization.

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

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4.  Line of Business Reporting (continued)

         The following tables present operating information about each of Allfirst's business lines for the three months ended March 31, 2001 and 2000.

                             Business Line Results
                       Three Months Ended March 31, 2001

                                                          Community     Capital        Asset                           Consolidated
(in thousands)                                             Banking      Markets     Management  Treasury      Other       Total
                                                           -------      -------     ----------  --------      -----     ----------
Net interest income/1/................................   $  82,952    $  50,215   $   1,354    $  2,577    $  (6,772)   $ 130,326
Noninterest income....................................      27,587       29,211      22,912       3,462        3,729       86,901
Securities gains, net.................................          --           --          --         197           37          234
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Total revenues....................................     110,539       79,426      24,266       6,236       (3,006)     217,461
Total noninterest expenses, excluding intangible
    asset amortization................................      71,489       36,036      13,947       2,126          736      124,334
Goodwill and other intangible asset amortization......         208           --         274          --       10,932       11,414
Provision for loan and lease losses...................       3,556        5,849          16          --       (1,671)       7,750
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Income before income taxes........................      35,286       37,541      10,029       4,110      (13,003)      73,963
Income tax expense/1/.................................      13,409       12,577       3,714       1,022       (2,720)      28,002
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Net income........................................   $  21,877    $  24,964   $   6,315    $  3,088    $ (10,283)   $  45,961
                                                         =========    =========   =========    ========    =========    =========

(in millions)
Average assets........................................   $   8,391    $   7,334   $     121    $  5,041    $  (3,111)   $  17,776
Average loans.........................................       4,024        6,573          12          --           62       10,671
Average deposits......................................       7,917        1,424          63       2,548           74       12,026


                             Business Line Results
                       Three Months Ended March 31, 2000

                                                          Community    Capital      Asset                             Consolidated
(in thousands)                                             Banking     Markets   Management    Treasury      Other        Total
                                                           -------     -------   ----------    --------      -----        -----
Net interest income/1/................................   $  82,132    $  48,347   $   1,182    $  3,706    $  (7,093)   $ 128,274
Noninterest income....................................      23,703       26,620      22,752       1,021        3,606       77,702
Securities gains, net.................................          --           --          --          32           --           32
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Total revenues....................................     105,835       74,967      23,934       4,759       (3,487)     206,008
Total noninterest expenses, excluding intangible
    asset amortization................................      62,428       32,309      12,185       1,957        5,083      113,962
Goodwill and other intangible asset amortization......         226           --         274          --       11,362       11,862
Provision for loan and lease losses...................       3,607        5,489          16          --       (2,080)       7,032
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Income before income taxes........................      39,574       37,169      11,459       2,802      (17,852)      73,152
Income tax expense/1/.................................      15,576       13,805       4,360         268       (6,210)      27,799
                                                         ---------    ---------   ---------    --------    ---------    ---------
    Net income........................................   $  23,998    $  23,364   $   7,099    $  2,534    $ (11,642)   $  45,353
                                                         =========    =========   =========    ========    =========    =========
(in millions)
Average assets........................................   $   8,092    $   7,190   $     108    $  5,323    $  (3,162)   $  17,551
Average loans.........................................       4,231        6,489          13          --           66       10,799
Average deposits......................................       7,722        1,413          53       2,392           84       11,664

(1) Includes tax-equivalent adjustment for tax-exempt interest income

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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

         Allfirst reported net income to common stockholders for the three months ended March 31, 2001 of $45.9 million, compared to net income to common stockholders of $45.3 million for the three months ended March 31, 2000. Net income to common shareholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholder's equity were 1.05% and 9.52%, respectively, for the three months ended March 31, 2001 compared to 1.04% and 10.37% for the three months ended March 31, 2000.

         Net income to common stockholders was up 1.3% compared to prior year, as total revenues grew 6% during the first three months of 2001. Revenue growth was supported by a 12% increase in noninterest income and a 2% increase in net interest income. Noninterest income growth was led by a 20% increase in electronic banking fees and 6% rise in deposit service charges. The net interest margin was 3.50%, up 12 basis points over the same period last year. Noninterest expenses were 8% higher, reflecting investments in technology development and higher salaries and other personnel costs. The provision for loan and lease losses was $7.7 million compared to $7.0 million last year. The allowance for loan and lease losses was 1.45% at March 31, 2001.

         Tangible net income, which excludes amortization of goodwill and other intangible assets related to purchase business combinations, was $56.6 million for the three months ended March 31, 2001, compared to tangible net income of $56.2 million for the three months ended March 31, 2000. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.35% and 19.45%, respectively, for the first three months of 2001 compared to 1.35% and 24.10% for the first three months of 2000.

         Nonperforming assets at March 31, 2001 were $96.0 million, or 0.91% of loans, other real estate and other assets owned, an $11.5 million decrease from the December 31, 2000 level of $107.5 million, or 0.98% of loans, other real estate and other assets owned. The exposure to several large credits was reduced during the first quarter of 2001. Asset quality is discussed in more detail on page 17.

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

         The largest source of Allfirst's net income is net interest income. Net interest income on a tax-equivalent basis for the three months ended March 31, 2001 was $130.3 million, an increase of $2.1 million when compared to net interest income of $128.3 million for the first three months of 2000. The net interest margin was 3.50% for the first quarter of 2001, up twelve basis points from the same period last year. The increase in net interest income and net interest margin can be attributed to a ten basis point improvement in the spread between the yield on earning assets and the rate paid on interest bearing liabilities. Although average earning assets had a modest decline, the yield on earning assets increased twenty-two basis points to 7.45% compared to the prior year, while the cost of funds increased twelve basis points to 2.60%. The increase in funding costs was lessened somewhat by an improved funding mix as average core deposits increased by $192 million and reliance on more costly purchased funds and borrowings was lowered.

         The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months ended March 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax-Equivalent Basis)

                                                                                          Three Months Ended
                                                                        ----------------------------------------------------------
                                                                               March 31, 2001                   March 31, 2000
                                                                        ----------------------------   ---------------------------
                                                                         Average             Yield/    Average             Yield/
                                                                         Balance Interest(1) Rate (1)  Balance Interest(1) Rate (1)
                                                                        -------- ----------  -------   ------- ----------  -------
                                                                                        (dollars in millions)
ASSETS
Earning assets:
     Trading account securities.......................................  $     9.1  $  0.1    5.29%     $     2.3  $   0.0    5.82%
     Money market investments.........................................       24.5     0.3    5.62           59.3      0.9    5.85
Investment securities (2):
     Taxable..........................................................    3,595.7    55.7    6.29        3,714.3     56.0    6.06
     Tax exempt.......................................................      462.9     9.3    8.19          424.4      8.4    7.92
     Equity investments...............................................      287.8     5.2    7.38          245.4      1.9    3.05
                                                                        ---------  ------  ------      ---------  -------  ------
          Total investment securities.................................    4,346.4    70.3    6.56        4,384.0     66.2    6.07
                                                                        ---------  ------  ------      ---------  -------  ------
Loans held for sale...................................................       41.1     0.7    6.71           17.4      0.3    7.41
Loans (net of unearned income) (3):
     Commercial.......................................................    3,684.4    70.4    7.75        3,559.6     69.0    7.79
     Commercial real estate...........................................    2,337.4    46.7    8.10        2,344.9     47.2    8.09
     Residential mortgage.............................................      630.8    12.0    7.73          681.3     12.7    7.48
     Retail...........................................................    2,824.3    58.6    8.41        2,938.2     59.5    8.15
     Commercial leases receivable.....................................      659.0     7.7    4.76          607.2      7.5    4.96
     Retail leases receivable.........................................      338.1     6.1    7.32          391.5      7.1    7.30
     Foreign..........................................................      196.8     4.2    8.61          276.3      4.0    5.75
                                                                        ---------  ------  ------      ---------  -------  ------
          Total loans.................................................   10,670.8   205.7    7.82       10,799.0    206.8    7.70
                                                                        ---------  ------  ------      ---------  -------  ------
               Total earning assets...................................   15,091.8   277.1    7.45       15,262.0    274.2    7.23
Allowance for credit losses...........................................     (152.5)                        (157.4)
Cash and due from banks...............................................      783.7                          783.6
Other assets..........................................................    2,052.6                        1,662.5
                                                                        ---------                      ---------
          Total assets................................................  $17,775.6                      $17,550.6
                                                                        =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand..........................................  $    85.0  $  0.0    1.43%     $   125.8  $   0.6    1.92%
     Money market accounts............................................    2,737.4    20.4    3.02        2,495.5     17.2    2.77
     Savings..........................................................    1,130.9     4.5    1.60        1,289.7      5.4    1.68
     Other consumer time..............................................    2,923.7    41.5    5.75        2,817.4     36.4    5.20
     Large denomination time..........................................    2,202.4    33.2    6.11        2,007.6     31.1    6.23
Deposits in foreign banking office....................................      264.9     3.9    5.90          288.1      4.0    5.61
                                                                        ---------  ------  ------      ---------  -------  ------
               Total interest bearing deposits........................    9,344.3   103.7    4.50        9,024.0     94.7    4.22
                                                                        ---------  ------  ------      ---------  -------  ------
Funds purchased.......................................................    1,535.5    20.7    5.46        1,581.8     22.3    5.67
Other borrowed funds, short-term......................................      401.8     5.4    5.50          616.9      8.3    5.39
Long-term debt........................................................    1,007.1    17.0    6.85        1,195.5     20.7    6.98
                                                                        ---------  ------  ------      ---------  -------  ------
               Total interest bearing liabilities.....................   12,288.7   146.8    4.85       12,418.2    146.0    4.73
                                                                        ---------  ------  ------      ---------  -------  ------
Noninterest bearing deposits..........................................    2,681.9                        2,640.1
Other liabilities.....................................................      842.9                          728.4
Redeemable preferred stock............................................        8.7                            8.5
Stockholders' equity..................................................    1,953.3                        1,755.5
                                                                        ---------                      ---------
     Total liabilities and stockholders' equity.......................  $17,775.6                      $17,550.6
                                                                        =========                      =========

Net interest income, tax-equivalent basis.............................             $130.3                         $ 128.3
                                                                                   ======                         =======
Net interest spread (4)...............................................                       2.60%                           2.50%
Contribution of interest free sources of funds........................                       0.90                            0.88
Net interest margin (5)...............................................                       3.50                             3.38%

-----------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax-equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available for sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a fully tax-equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Income

         The following table presents the components of noninterest income for the three months ended March 31, 2001 and 2000.

                              Noninterest Income

                                                 Three Months Ended
                                                      March 31,          Net Change
                                                 ------------------      ----------
                                                    2001      2000     Dollar   Percent
                                                    ----      ----     ------   -------
                                                        (dollars in thousands)
Service charges on deposit accounts.............  $25,516   $23,997   $ 1,519       6.3%
Trust and investment advisory fees..............   22,401    21,832       569       2.6
Electronic banking income.......................    7,158     5,985     1,173      19.6
Trading income..................................    6,147     2,909     3,238     111.3
Mortgage banking income.........................    4,792     2,203     2,589     117.5
Other income....................................   20,887    20,776       111       0.5
                                                  -------   -------   -------   -------
               Total fees and other income......   86,901    77,702     9,199      11.8
Securities gains, net...........................      234        32        202     631.3
                                                  -------   -------   -------   -------
        Total noninterest income................  $87,135   $77,734   $ 9,401      12.1%
                                                  =======   =======   =======   =======


         Allfirst's noninterest income for the first quarter of 2001 was $87.1 million, a $9.4 million (12.1%) increase from noninterest income for the first quarter of 2000. Total fees and other income, which represents noninterest income from core banking activities, grew 11.8% in 2001 to $86.9 million. Deposit service charges were $25.5 million, up $1.5 million (6.3%) from prior year. Most of this growth was in retail deposit service charges, which are up 17% due primarily to higher non-sufficient funds charges in addition to modest growth in corporate deposit fees from cash management activity. Trust and investment advisory fees of $22.4 million were up $0.6 million compared to the first quarter of 2000 with growth in corporate trust fees and proprietary management fees. This 2.6% growth in trust and investment advisory fees was achieved despite a decline in the U.S. equity markets in the first quarter of 2001 and the overall market uncertainty that continues to prevail. Electronic banking income captures fee income from automated teller machines and interchange income from VISA debit card transactions and grew by nearly 20% in 2001 to $7.2 million.

         Trading income, before the effect of the cost to carry derivative assets on the balance sheet, increased by $3.2 million due to growth in foreign exchange activities. Net of the cost to carry derivative assets, trading income was $3.5 million for the first quarter of 2001 compared to $2.2 million for the first quarter of 2000. Mortgage banking income for the first quarter of 2001 increased by $2.6 million (117.5%), due to a higher volume of loan origination and mortgage placement fees. Other income was $20.9 million for the first quarter of 2001, compared to $20.8 million for the same period last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Expenses

         The following table presents the components of noninterest expenses for the three months ended March 31, 2001 and 2000.

                             Noninterest Expenses

                                                     Three Months Ended
                                                          March 31,            Net Change
                                                     ------------------        ----------
                                                       2001       2000      Dollar     Percent
                                                       ----       ----      ------     -------
                                                               (dollars in thousands)
Salaries and other personnel costs................  $ 76,076   $ 66,595   $  9,481      14.2%
Equipment costs...................................    11,397     11,856       (459)     (3.9)
Occupancy costs...................................     9,405      9,512       (107)     (1.1)
Other operating expenses:
     Postage and communications...................     4,513      5,114       (601)    (11.8)
     Advertising and public relations.............     2,295      2,986       (691)    (23.1)
     Lending and collection.......................     1,350      1,934       (584)    (30.2)
     Other operating expenses.....................    19,298     15,965      3,333      20.9
                                                    --------   --------   --------    ------
           Total operating expenses...............   124,334    113,962     10,372       9.1
Intangible assets amortization expense............    11,414     11,862       (448)     (3.8)
                                                    --------   --------   --------    ------
               Total noninterest expenses.........  $135,748   $125,824   $  9,924       7.9%
                                                    ========   ========   ========    ======


         Allfirst's noninterest expenses for the quarter ended March 2001 were $135.7 million, a $9.9 million (7.9%) increase from noninterest expenses for the quarter ended March 31, 2000. Salaries and other personnel costs increased to $76.1 million in 2001 resulting from higher base pay and increases in pension and healthcare expenses. Base salary expense and incentives were up $4.2 million. Pension costs were $1.1 million higher in 2001 due to the negative impact the financial markets had on plan asset values during the last half of 2000. Healthcare costs were $3.8 million higher due to higher claims volume and medical costs in 2001. Equipment and occupancy costs had modest declines.

         Postage and communications expenses declined by $0.6 million, reflecting lower telephone expenses due to technological improvements and streamlining. Advertising and public relations costs were $2.3 million, a decline of 23.1% over prior year, as the first quarter of 2000 included several major initiatives focusing on customer retention and cross sell opportunities. Lending and collection expenses declined 30%, mostly due to significant recoveries of prior year's loan workout expenses. Other operating expenses for the first quarter of 2001 were $19.3 million, up $3.3 million from the first quarter of 2000 with increases in several categories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ANALYSIS OF FINANCIAL CONDITION

         Allfirst's total assets at March 31, 2001 were $18.6 billion, a $143 million increase from total assets of $18.4 billion at December 31, 2000. Other assets increased by $597 million due to forward contracts to sell $622 million in mortgage-backed securities that settled in April 2001. Short-term investments increased by $175 million to $225 million at March 31, 2001, while net loans decreased $374 million and the investment portfolio decreased $179 million.

          Investment securities available for sale at March 31, 2001 of $4.2 billion had net unrealized gains of $7.5 million compared to net unrealized losses of $23.1 million at December 31, 2000. The taxable equivalent yield on the entire securities portfolio for the quarter ended March 31, 2001 was 6.56% compared to 6.07% for the first quarter of 2000. Investment securities sold (including forward contracts noted above) in the first three months of 2001 totaled $711 million and generated pretax gains of $234 thousand. In the first three months of 2001, Allfirst purchased $741 million of investment securities partially offsetting $242 million of maturities, calls and paydowns of securities and the $711 million of securities sold.

         Loans and leases decreased $374 million when compared to December 31, 2000, as all categories of loans were down from the December 31, 2000 levels. Total corporate loans were down $277 million, with the largest decrease from commercial loans. At $3.6 billion, commercial loans were down $228 million from year end mostly due to decreases in the large corporate and special industries units due to substantial payouts during the first quarter of 2001. Commercial real estate loans at $2.3 billion, which include commercial mortgages and construction loans, decreased $39 million from year end. Commercial leases decreased by $9 million while foreign loans at $201 million were only slightly below December 31, 2000 levels.

         Total retail loans and leases were $3.1 billion at March 31, 2001, a decrease of $68 million from December 31, 2000. This decrease was primarily attributable to Allfirst's decision to curtail the origination of indirect automobile loans in the fourth quarter of 2000. Indirect retail loans and leases were down $111 million from December 31, 2000. However, other retail loans were up $43 million mostly due to successful growth from Allfirst's home equity loans and lines of credit. Residential mortgage loans declined as part of Allfirst's ongoing strategy to hold residential mortgages in the form of mortgage backed securities rather than as loans.

         Total deposits as of March 31, 2001 were $12.1 billion, a $570 million decrease from total deposits of $12.7 billion at December 31, 2000. Noninterest bearing deposits decreased $36 million from December 31, 2000. The decrease was due to a $60 million decrease in commercial deposits offset by a $26 million increase in retail deposits. These movements can be attributed to seasonal trends. Total interest bearing deposits, including foreign balances decreased $534 million when compared to December 31, 2000.

         The decrease in interest bearing deposits was due primarily to a drop of $715 million in purchased deposits, as short-term large denomination time deposits were down $556 million and foreign balances were down $159 million. Excluding purchased deposits, interest bearing deposits actually increased by $181 million. Interest bearing core deposit growth was led by a $172 million increase in money market and savings balances and a $23 million increase in interest bearing demand, offset by a modest decline in consumer time of $14 million. Growth in core interest bearing deposits was led by a $145 million increase in retail deposits and $36 million growth from commercial deposits. To the extent that Allfirst is able to meet its funding requirements with noninterest bearing or interest bearing core deposits in place of purchased funds, Allfirst's cost of funds decreases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

         Nonperforming assets were $96.0 million at March 31, 2001, compared to $107.5 million at December 31, 2000, a decrease of $11.5 million. During the first quarter of 2001, nonaccrual loans decreased $12.1 million. Additions to nonaccrual loans in the first three months of 2001 aggregated $18.8 million. These additions were offset by reductions in nonaccrual loans totaling $30.9 million, comprised of loan sales, paydowns and payoffs of nonaccrual loans totaling $18.9 million, charge-offs of $5.9 million, loans returned to accrual status of $3.9 million and transfers to other real estate and other assets owned of $2.2 million. The decrease in nonaccrual loans was primarily attributable to the sale of a $6.6 million loan of a healthcare provider and the reduction by $10 million of a $20 million syndicated commercial loan to a financial services provider through sale and partial charge-off.

         At March 31, 2001, Allfirst's total international maritime exposure was $201.4 million, including loans, leases and letters of credit of $162.9 million, $14.8 million in other foreign maritime assets, and $23.7 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at March 31, 2000 included no nonaccrual foreign maritime loans and $14.8 million in other nonperforming maritime assets compared to $0.5 million in nonaccrual foreign maritime loans and $15.5 million in other nonperforming maritime assets at December 31, 2000.

         Allfirst's methodology for determining the appropriate level of the allowance for loan and lease losses for the commercial, commercial real estate, and foreign loan portfolios and the commercial lease portfolio utilizes probability of default and loss in the event of default ratios. This methodology results in graduated reserve percentages by risk rating and accrual status. From December 31, 2000 to March 31, 2001, allocated reserves on the commercial portfolios increased by $2 million while reserves for other domestic loans did not change materially reflecting diminutive changes in the levels of classified assets and non-accruals. Reserves allocated to the foreign maritime portfolio declined due to stabilizing collateral values, risk profiles and loan paydowns.

         Reserves allocated to specific portfolios are Allfirst's best estimate of inherent losses within a range of credit losses given the current economic climate. Unallocated reserves are available to support losses that are probable within the high end of the loss range as determined by statistical methods. As of March 31, 2001, the unallocated reserve represented 33.8% of the total allowance for loan and lease losses.

         The provision for loan and lease losses for the first three months of 2001 was $7.8 million, an increase of $0.7 million from the $7.0 million provision for the first three months of 2000. Net charge-offs increased $0.7 million compared to the first three months of 2000. The increase was primarily due to a $3.1 million increase in commercial loan charge-offs offset by lower levels of charge-offs in all other loan categories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        The following table details information on the allowance for credit losses and net charge-offs for the three months ended March 31, 2001 and 2000 and risk assets at March 31, 2001 and December 31, 2000.


                            Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES

                                                                                              Three Months Ended
                                                                                                    March 30,
                                                                                            -----------------------
                                                                                              2001           2000
                                                                                            --------       --------
                                                                                                (in thousands)
Beginning balance........................................................................   $152,539       $157,351
Provision for credit losses..............................................................      7,750          7,032
Net charge-offs..........................................................................     (7,750)        (7,032)
Allowance attributable to loans sold.....................................................          -              -
                                                                                            --------       --------
     Ending balance......................................................................   $152,539       $157,351
                                                                                            ========       ========


NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans.........................................................................       0.49%          0.15%
Commercial real estate loans.............................................................       0.04           0.14
Residential mortgages....................................................................       0.32           0.28
Retail loans.............................................................................       0.37           0.37
Credit card loans........................................................................       0.64           1.36
Commercial leases receivable.............................................................       (.16)             -
Retail leases receivable.................................................................       0.64           0.66
Foreign loans............................................................................      (0.70)          1.43
                                                                                              ------           ----
     Total...............................................................................       0.29%          0.26%


RISK ASSETS

                                                                                            March 31,     December 31,
                                                                                              2001            2000
                                                                                            --------      -----------
                                                                                                  (in thousands)
Nonaccrual loans:
Domestic:
     Commercial..........................................................................   $ 44,045       $ 52,231
     Commercial real estate..............................................................      4,097          6,728
     Residential mortgage................................................................     16,754         17,432
     Commercial Lease Receivable.........................................................      1,625          1,712
Foreign..................................................................................      1,400          1,928
                                                                                            --------       --------
          Total nonaccrual loans.........................................................     67,921         80,031
Other real estate and assets owned (1)...................................................     13,253         11,993
Other (2)................................................................................     14,837         15,515
                                                                                            --------       --------
          Total nonperforming assets.....................................................   $ 96,011       $107,539
                                                                                            ========       ========

Accruing loans contractually past due 90 days or more as to principal or interest........   $ 34,369       $ 33,330
                                                                                            ========       ========

________________________________

(1) Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

(2) Other includes maritime loans discussed in detail under "Nonperforming Assets."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ASSET QUALITY RATIOS

                                                                                      March 31,  December 31,
                                                                                        2001        2000
                                                                                        ----        ----
Nonperforming assets as a percentage of:
     Total loans, net of unearned income plus other foreclosed assets owned........     0.91%       0.98%
Allowance for credit losses as a percentage of:
      Period end loans ............................................................     1.45        1.40
      Nonperforming loans .........................................................   224.58      190.60

CAPITAL ADEQUACY AND RESOURCES

         Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At March 31, 2001, Allfirst's Tier 1 risk based capital ratio was 10.23% ($1.6 billion of Tier 1 capital) and its total risk based capital ratio was 13.35% ($2.0 billion of total risk based capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

         Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at March 31, 2001 Allfirst and its principal banking subsidiary were "well capitalized" as defined by regulatory authorities.

                        Capital Adequacy Ratios

                                                     Regulatory Capital Ratios
                                                     -------------------------
                                                     Tier 1    Total  Leverage
                                                     ------    -----  ---------
Allfirst .........................................    10.23%   13.35%   9.29%
Allfirst Bank ....................................     9.76    11.90    8.65
Regulatory Guidelines:
     Minimum .....................................     4.00     8.00    3.00
     Well Capitalized.............................     6.00    10.00    5.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY

         Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $60.2 million for the three months ended March 31, 2001. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. Dividends were paid by Allfirst in the amounts of $46.4 million on March 30, 2001 to its sole common stockholder Allied Irish Banks, p.l.c. ("AIB").

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

Interest Rate Risk Management

         Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At March 31, 2001, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 2000 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

         Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the three months of 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 2001.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Allfirst Financial Inc.

May 15, 2001                        By  /s/ Maurice J. Crowley
                                    ----------------------------
                                    Executive Vice President and Chief Financial
                                    Officer

May 15, 2001                        By  /s/ Robert L. Carpenter, Jr.
                                    ----------------------------------
                                    Executive Vice President and Controller