Form 10-Q
period 2001-06-30
ALLFIRST FINANCIAL INC
filed 2001-08-14
CIK 36510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes X   No ___
                                                      ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      All 597,763 outstanding shares of Common Stock of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                       Page No
                                                                                                       -------
Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Income ......................................................    3
              Consolidated Statements of Financial Condition .........................................    4
              Consolidated Statements of Changes in Stockholders' Equity .............................    5
              Consolidated Statements of Cash Flows ..................................................    6
              Notes to Consolidated Financial Statements .............................................    7
     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................................................   12
     Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................   24
Part II.  Other Information
     Item 1.  Legal Proceedings ......................................................................   24
     Item 6.  Exhibits and reports on Form 8-K .......................................................   24
     Signatures ......................................................................................   25

Item 1. Financial Statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                -------------------   --------------------
                                                                 2001         2000     2001          2000
                                                                ------       ------   ------        ------
                                                                             (in thousands)
Interest Income
Interest and fees on loans and leases .......................   $189,412   $213,788   $394,116   $419,751
Interest and dividends on investment securities:
     Taxable ................................................     54,558     55,369    110,303    111,327
     Tax-exempt .............................................      6,174      5,461     12,250     10,887
     Dividends ..............................................      1,824      3,578      6,905      5,302
Interest on loans held for sale .............................        736        409      1,416        730
Other interest income .......................................        312        904        770      1,799
                                                                --------   --------   --------   --------
          Total interest and dividend income ................    253,016    279,509    525,760    549,796
Interest Expense
Interest on deposits ........................................     88,354     97,357    192,025    192,028
Interest on Federal funds purchased and other short-
     term borrowings ........................................     20,208     35,603     46,332     66,160
Interest on long-term debt ..................................     15,231     21,254     32,247     41,986
                                                                --------   --------   --------   --------
          Total interest expense ............................    123,793    154,214    270,604    300,174
                                                                --------   --------   --------   --------
Net Interest Income .........................................    129,223    125,295    255,156    249,622
Provision for loan and lease losses .........................      7,759      9,843     15,509     16,875
                                                                --------   --------   --------   --------
Net Interest Income After Provision for Loan and
      Lease Losses ..........................................    121,464    115,452    239,647    232,747
                                                                --------   --------   --------   --------
Noninterest Income
Service charges on deposit accounts .........................     28,284     24,591     53,800     48,588
Trust and investment advisory income ........................     20,840     21,995     43,241     43,827
Electronic banking income ...................................      8,525      7,356     15,683     13,341
Mortgage banking income .....................................      5,934      3,065     10,726      5,268
Other income ................................................     33,100     28,840     60,134     52,525
Securities gains, net .......................................        187        143        421        175
                                                                --------   --------   --------   --------
     Total noninterest income ...............................     96,870     85,990    184,005    163,724
                                                                --------   --------   --------   --------
Noninterest Expense
Salaries and other personnel costs ..........................     79,244     69,086    155,320    135,681
Equipment costs .............................................     11,645     11,076     23,042     22,932
Occupancy costs .............................................      9,066      9,038     18,471     18,550
Postage and communications ..................................      5,045      4,945      9,558     10,059
Advertising and public relations ............................      4,792      3,972      7,087      6,958
Lending and collection ......................................      1,185      1,427      2,535      3,361
Other operating expenses ....................................     20,975     18,438     40,273     34,403
Intangible assets amortization expense ......................     11,764     11,974     23,178     23,836
                                                                --------   --------   --------   --------
     Total noninterest expenses .............................    143,716    129,956    279,464    255,780
                                                                --------   --------   --------   --------

Income before income taxes ..................................     74,618     71,486    144,188    140,691
Income tax expense ..........................................     22,954     24,678     46,563     48,530
                                                                --------   --------   --------   --------
Net Income ..................................................     51,664     46,808     97,625     92,161
Dividends on preferred stock ................................        102        102        203        203
                                                                --------   --------   --------   --------
Net Income to Common Stockholders ...........................   $ 51,562   $ 46,706   $ 97,422   $ 91,958
                                                                ========   ========   ========   ========

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                           June 30,     December 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                               (in thousands,
                                                                                          except per share amounts)
Assets
Cash and due from banks .............................................................   $    803,329    $    933,969
Interest bearing deposits in other banks ............................................          2,610           1,273
Trading account securities ..........................................................          6,151           4,222
Federal funds sold and securities purchased under resale agreements .................        249,000          44,430
Investment securities available for sale ............................................      4,299,191       4,375,037
Loans held for sale .................................................................         62,918          57,255
Loans, net of unearned income of $194,620 and $221,128:
     Commercial .....................................................................      3,739,393       3,828,304
     Commercial real estate .........................................................      2,309,264       2,362,564
     Residential mortgage ...........................................................        540,219         640,765
     Retail .........................................................................      2,833,575       2,856,520
     Commercial leases receivable ...................................................        654,037         665,649
     Retail leases receivable .......................................................        292,053         353,364
     Foreign ........................................................................        186,208         201,882
                                                                                        ------------    ------------
          Total loans, net of unearned income .......................................     10,554,749      10,909,048
Allowance for credit losses .........................................................       (152,539)       (152,539)
                                                                                        ------------    ------------
          Loans, net ................................................................     10,402,210      10,756,509
                                                                                        ------------    ------------
Premises and equipment ..............................................................        222,879         205,611
Due from customers on acceptances ...................................................          4,146           3,791
Intangible assets ...................................................................        798,580         792,782
                                                                                           1,019,122       1,233,033
                                                                                        ------------    ------------
               Total assets .........................................................   $ 17,870,136    $ 18,407,912
                                                                                        ============    ============

Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits ...................................................   $  2,928,667    $  2,966,832
     Interest bearing deposits (excluding large denomination time deposits) .........      6,990,858       6,848,850
                                                                                        ------------    ------------
Total core deposits .................................................................      9,919,525       9,815,682
Large denomination time deposits ....................................................      2,120,689       2,553,021
Interest bearing deposits in foreign banking office .................................         87,922         308,879
                                                                                        ------------    ------------
          Total deposits ............................................................     12,128,136      12,677,582
Federal funds purchased and securities sold under repurchase agreements .............      1,337,541       1,112,210
Other borrowed funds, short-term ....................................................        521,455         540,386
Bank acceptances outstanding ........................................................          4,146           3,791
Accrued taxes and other liabilities .................................................        842,820       1,117,127
Long-term debt ......................................................................      1,010,955         996,010
                                                                                        ------------    ------------
               Total liabilities ....................................................     15,845,053      16,447,106
                                                                                        ------------    ------------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
   liquidation preference per share: authorized and issued 90,000 shares ............          8,721           8,590
Minority interest ...................................................................            104             110
Stockholders' equity:
Common Stock, no par value; authorized 1,200,000 shares,
     issued 597,763 shares ..........................................................         85,395          85,395
Capital surplus .....................................................................        582,816         582,816
Retained earnings ...................................................................      1,349,717       1,298,827
Accumulated other comprehensive loss ................................................         (1,670)        (14,932)
                                                                                        ------------    ------------
               Total stockholders' equity ...........................................      2,016,258       1,952,106
                                                                                        ------------    ------------
               Total liabilities, redeemable preferred stock and stockholders'
                 equity .............................................................   $ 17,870,136    $ 18,407,912
                                                                                        ============    ============


           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                                                                     Compre-
                                                                                     hensive
                                                               Common     Capital     Income     Retained
                                                                Stock     Surplus     (Loss)     Earnings       Total
                                                                -----     -------     ------     --------       -----
Six Months Ended June 30, 2000
------------------------------
Balance, December 31, 1999 ................................   $ 85,395    $582,780  $ (97,801)   $1,252,646    $1,823,020
Net income ................................................         --          --         --        92,161        92,161
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................         --          --        963            --           963
     Change in unrealized gains/losses on investment
      securities, net of reclassification adjustment (1)...         --          --     (5,201)           --        (5,201)
                                                                                                               ----------
         Other comprehensive income .......................                                                        (4,238)
                                                                                                               ----------
            Comprehensive income ..........................         --          --         --            --        87,923
                                                                                                               ----------
Accretion of redeemable preferred stock ...................         --          --         --          (122)         (122)
Dividends declared on common stock ........................         --          --         --       (92,000)      (92,000)
Dividends declared on redeemable preferred stock...........         --          --         --          (203)         (203)
                                                              --------    --------  ---------    ----------    ----------
Balance, June 30, 2000 ....................................   $ 85,395    $582,780  $(102,039)   $1,252,482    $1,818,618
                                                              ========    ========  =========    ==========    ==========

Six Months Ended June 30, 2001
------------------------------
Balance, December 31, 2000 ................................   $ 85,395    $582,816  $ (14,932)   $1,298,827    $1,952,106
Net income ................................................         --          --         --        97,625        97,625
Other comprehensive income, net of tax:
     Minimum pension liability adjustment .................         --          --       (505)           --          (505)
     Change in unrealized gains/losses on investment
      securities, net of reclassification adjustment (1)...         --          --     13,767            --        13,767
                                                                                                               ----------
              Other comprehensive income...................                                                        13,262
                                                                                                               ----------
                 Comprehensive income .....................         --          --         --            --       110,887
                                                                                                               ----------
Accretion of redeemable preferred stock ...................         --          --         --          (132)         (132)
Dividends declared on common stock ........................         --          --         --       (46,400)      (46,400)
Dividends declared on redeemable preferred stock...........         --          --         --          (203)         (203)
                                                              --------    --------  ---------    ----------    ----------
Balance, June 30, 2001 ....................................   $ 85,395    $582,816  $  (1,670)   $1,349,717    $2,016,258
                                                              ========    ========  =========    ==========    ==========




(1)   Disclosure of reclassification amount:                                                     Six Months Ended
                                                                                                     June 30,
                                                                                                 -----------------
                                                                                                   2001      2000
                                                                                                 -------   -------
      Net unrealized holding gains (losses) on investment securities arising during period.....  $14,021   $(5,095)
      Less: reclassification adjustment for realized gains included in net income..............      254       106
                                                                                                 -------   -------
      Change in unrealized gains (losses) on investment securities, net of tax.................  $13,767   $(5,201)
                                                                                                 =======   =======




           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                             ------------------------------
                                                                                                2001               2000
                                                                                             -----------        -----------
                                                                                                      (in thousands)
Operating Activities
Net income ...............................................................................   $    97,625       $    92,161
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Provision for credit losses ..........................................................        15,509             16,875
    Provision for other real estate losses ...............................................           254                125
    Depreciation and amortization ........................................................        39,293             40,200
    Deferred income tax (credit) expense .................................................       (58,537)             3,414
    Net gain on the sale of assets .......................................................          (794)              (460)
    Net increase in loans originated for sale ............................................        (5,663)           (43,033)
    Net increase in trading account securities ...........................................        (1,929)            (1,202)
    Net decrease in accrued interest receivable ..........................................        12,796              1,242
    Net decrease in accrued interest payable .............................................       (22,252)           (31,535)
    Net decrease (increase) in derivative and foreign exchange activity ..................        93,499           (188,476)
    Net other operating activities .......................................................       106,325             (8,083)
                                                                                             -----------       ------------
           Net cash provided by (used for) operating activities ..........................       276,126           (118,772)
                                                                                             -----------       ------------
Investing Activities
    Proceeds from sales of investment securities available for sale ......................       791,478            143,393
    Proceeds from paydowns and maturities of investment securities available for sale ....       591,889            254,843
    Purchases of investment securities available for sale ................................    (1,455,115)          (260,111)
    Net increase in short-term investments ...............................................      (204,570)           (37,585)
    Net receipts (disbursements) from lending activities of banking subsidiaries .........       336,818           (223,588)
    Principal collected on loans of nonbank subsidiaries .................................         5,827              4,951
    Loans originated by nonbank subsidiaries .............................................        (8,238)            (7,576)
    Principal payments received under leases .............................................         2,177              2,382
    Purchases of assets to be leased .....................................................        (1,687)              (335)
    Proceeds from the sale of other real estate ..........................................        13,328              5,362
    Net purchases of premises and equipment ..............................................       (32,230)           (11,746)
    Purchase of bank owned life insurance ................................................            --           (179,000)
    Purchase of non-bank subsidiary ......................................................       (43,423)                --
    Net other investing activities .......................................................       (12,034)            (1,793)
                                                                                             -----------       ------------
           Net cash used for investing activities ........................................       (15,780)          (310,803)
                                                                                             -----------       ------------
Financing Activities
    Net decrease in deposits .............................................................      (549,446)          (281,154)
    Net increase in short-term borrowings ................................................       206,400            876,460
    Cash dividends paid ..................................................................       (46,603)           (92,203)
                                                                                             -----------       -----------
           Net cash (used for) provided by financing activities ..........................      (389,649)           503,103
                                                                                             -----------       ------------
Decrease in cash and cash equivalents ....................................................      (129,303)            73,528
Cash and cash equivalents at January 1, ..................................................       935,242            799,728
                                                                                             -----------       ------------
Cash and cash equivalents at June 30, ....................................................   $   805,939       $    873,256
                                                                                             ===========       ============
Supplemental Disclosures
        Interest payments ................................................................   $   292,852       $    331,709
        Income tax payments, net of tax refunds ..........................................        11,954             31,944
Noncash Investing And Financing Activities
        Loan charge-offs .................................................................        20,456             22,405
        Transfers to other real estate and other assets owned ............................         3,893              9,145

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 2000 Annual Report on Form 10-K.

2.  Acquisition

         On May 17, 2001, Allfirst completed the acquisition of Community Counselling Service Co., Inc. (CCS) for $43 million. CCS is the largest consulting firm to the Not-for-Profit (NFP) sector worldwide. It is engaged in the design and direction of fundraising initiatives for national and international charities, religious organizations and education institutions and will support Allied Irish Banks' United States NFP business headquartered in New York. CCS operates in New York with additional offices in Atlanta, Baltimore, Boston, Chicago, Ft. Lauderdale, San Francisco, Washington, D.C., London and Dublin. CCS had net assets on acquisition of approximately $1 million. The acquisition was accounted for as a purchase business combination and the results of operations of CCS have been included in Allfirst's results since the acquisition date.

3.  Recent Accounting Pronouncements

SFAS 141 - Business Combinations

         SFAS No. 141, "Business Combinations", was issued in July 2001. This Statement addresses financial accounting and reporting for business combinations. While this Statement supercedes APB Opinion No. 16, "Business Combinations", it carries forward without reconsideration the guidance in Opinion 16 and certain of its amendments and interpretations related to the application of the purchase method of accounting.

         All business combinations included in the scope of this Statement are to be accounted for using the purchase method of accounting. Additionally, this Statement requires that an intangible asset be recognized as an asset apart from goodwill if it arises from contractual or legal rights. If an intangible asset does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is separable; that is, capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Also, this Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. If goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required.

         The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. With the exception of the immediate requirement to use the purchase method of accounting for all business combinations completed after June 30, 2001, Allfirst is required to adopt the provisions of SFAS No. 141 on January 1, 2002. The impact of adopting the requirements of this Statement on Allfirst's financial position, results or operations, and cash flow has not been determined.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

SFAS 142 - Goodwill and Other Intangible Assets

         SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in July 2001. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets after their acquisition. SFAS No. 141, "Business Combinations", addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. This Statement supercedes APB Opinion No. 17, "Intangible Assets", but carries forward without reconsideration the provisions in Opinion 17 related to internally developed intangible assets.

         This Statement requires that goodwill be allocated on a reporting unit level. A reporting unit is an operating segment, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", or one level below an operating segment. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives will continue to be amortized over their useful lives.

         Also, this Statement requires disclosures about the changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible assets class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

         The provisions of this Statement are effective with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. Allfirst plans to adopt the provisions of this Statement beginning January 1, 2001. The impact of adopting the requirements of this Statement on Allfirst's financial position, results of operations, and cash flow has not been determined.

4.  SFAS 133 - Accounting for Derivative Instruments and Hedging Activities

         On January 1, 2001, Allfirst adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS 133" (collectively "SFAS No. 133"). In accordance with the transition provisions of adopting SFAS No. 133, Allfirst recorded a pretax transition amount associated with establishing the fair values of derivative instruments and hedged items on the balance sheet of $333 thousand which was recorded as a reduction of net income in 2001. There were no transition adjustments recorded to other comprehensive income. The FASB Derivatives Implementation Group (DIG) is currently reviewing a number of implementation issues related to SFAS 133. Future implementation guidance from the DIG could impact Allfirst's implementation of SFAS 133.

         During the six months ended June 30, 2001, two interest rate swaps were sold. The fair value adjustment on the hedged liabilities at June 30, 2001 was a deferred gain of $14.3 million. In addition, Allfirst terminated several interest rate swaps before implementation of SFAS No. 133. Deferred gains from terminated interest rate swaps were $1.0 million at June 30, 2001 while deferred losses were $0.4 million. There were no derivatives designated as hedges as of June 30, 2001.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

5.  Investment Securities

         The amortized cost and fair value of available for sale securities at June 30, 2001 are as follows:


                                                                                     Gross         Gross
                                                                   Amortized      Unrealized     Unrealized            Fair
                                                                     Cost           Gains          Losses              Value
                                                                  ----------      ----------      ----------        ----------
                                                                                          (in thousands)
U.S. Treasury and U.S. Government agencies ...................    $   61,539      $      388      $     (177)       $   61,750
Mortgage-backed obligations ..................................     2,152,735           4,421         (10,851)        2,146,305
Collateralized mortgage obligations ..........................       924,422          10,693            (102)          935,013
Asset-backed securities ......................................       316,984           6,101            (181)          322,904
Obligations of states and political subdivisions .............       496,880          13,916          (1,680)          509,116
Other debt securities ........................................        62,108             106              (1)           62,213
Equity securities ............................................       285,856             491         (24,457)          261,890
                                                                  ----------      ----------      ----------        ----------
              Total ..........................................    $4,300,524      $   36,116      $  (37,449)       $4,299,191
                                                                  ==========      ==========      ==========        ==========

6. Line of Business Reporting

         Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, and Treasury. Community Banking provides loans, deposits, and investment products to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to middle market and large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment products, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK(R) Funds, a family of proprietary mutual funds. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes curtailed residential mortgage lending which was formerly included with Capital Markets and indirect lending business curtailed in 2000, which was formerly included with Community Banking. Several small business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

         Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit's assets and liabilities are match funded with interest rate risk centrally managed within Treasury. Loan loss provisions and the allowance for loan and lease losses are allocated based on the historical credit losses by product line of each business line's loan portfolio.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

6.  Line of Business Reporting (continued)

         The following tables present operating information about each of Allfirst's business lines for the three months ended June 30, 2001 and 2000.

                              Business Line Results
                        Three Months Ended June 30, 2001


                                                              Community   Capital      Asset                          Consolidated
(in thousands)                                                 Banking    Markets   Management Treasury      Other       Other
                                                               -------    -------   ---------- --------      -----       -----
Net interest income /1/ ...................................   $ 80,045   $ 50,396   $  1,466   $  6,182   $ (4,484)   $133,605
Noninterest income ........................................     29,894     29,945     21,368      2,978     12,498      96,683
Securities gains, net .....................................       --         --         --          187       --           187
                                                              --------   --------   --------   --------   --------    --------
    Total revenues ........................................    109,939     80,341     22,834      9,347      8,014     230,475
Total noninterest expenses, excluding
intangible asset amortization .............................     62,018     35,952     14,361      2,537     17,084     131,952
Goodwill and other intangible
asset mortization .........................................        208       --          273       --       11,283      11,764
Provision for loan and lease losses .......................      2,950      5,853         18       --       (1,062)      7,759
                                                              --------   --------   --------   --------   --------    --------
    Income before income taxes ............................     44,763     38,536      8,182      6,810    (19,291)     79,000
Income tax expense /1/ ....................................     17,010     11,768      3,041      2,103     (6,586)     27,336
                                                              --------   --------   --------   --------   --------    --------
    Net income ............................................   $ 27,753   $ 26,768   $  5,141   $  4,707   $(12,705)   $ 51,664
                                                              ========   ========   ========   ========   ========    ========

(in millions)

Average assets ............................................   $  7,595   $  6,780   $    130   $  4,609   $ (1,491)   $ 17,623
Average loans .............................................      3,085      6,019         16       --        1,483      10,603
Average deposits ..........................................      8,062      1,506         67      2,184         76      11,895



                              Business Line Results
                        Three Months Ended June 30, 2000


                                                    Community   Capital         Asset                               Consolidated
(in thousands)                                       Banking     Markets     Management  Treasury       Other          Total
                                                     -------     -------     ----------  --------       -----          -----
Net interest income /1/ ......................     $  78,682    $  48,136    $   1,231   $   1,765     $    (510)     $ 129,304
Noninterest income ...........................        25,553       27,300       22,529       2,336         8,129         85,847
Securities gains, net ........................          --            126         --            17          --              143
                                                   ---------    ---------    ---------   ---------     ---------      ---------
    Total revenues ...........................       104,235       75,562       23,760       4,118         7,619        215,294
Total noninterest expenses, excluding
    intangible asset amortization ............        60,539       33,236       13,750       2,331         8,126        117,982
Goodwill and other intangible asset
    amortization .............................           226         --            273        --          11,475         11,974
Provision for loan and lease losses ..........         2,834        5,812           16        --           1,181          9,843
                                                   ---------    ---------    ---------   ---------     ---------      ---------
    Income before income taxes ...............        40,636       36,514        9,721       1,787       (13,163)        75,495
Income tax expense /1/ .......................        16,000       13,122        3,696        (123)       (4,008)        28,687
                                                   ---------    ---------    ---------   ---------     ---------      ---------

    Net income ...............................     $  24,636    $  23,392    $   6,025   $   1,910     $  (9,155)     $  46,808
                                                   =========    =========    =========   =========     =========      =========

(in millions)

Average assets ...............................     $   6,979    $   6,743    $     112   $   5,325     $  (1,556)     $  17,603
Average loans ................................         2,915        6,059           13        --           1,918         10,905
Average deposits .............................         7,850        1,351           57       2,278            92         11,628


(1) Includes tax-equivalent adjustment for tax-exempt interest income

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

         The following tables present operating information about each of Allfirst's business lines for the six months ended June 30, 2001 and 2000.

                              Business Line Results
                         Six Months Ended June 30, 2001


                                                     Community     Capital        Asset                               Consolidated
(in thousands)                                        Banking      Markets      Management     Treasury      Other        Total
                                                      -------      -------      ----------     --------      -----        -----
Net interest income /1/ .......................      $158,015      $ 98,831      $  2,820      $  8,759     $ (4,494)   $263,931
Noninterest income ............................        57,116        58,801        44,280         6,440       16,947     183,584
Securities gains, net .........................          --            --            --             384           37         421
                                                     --------      --------      --------      --------     --------    --------
    Total revenues ............................       215,131       157,632        47,100        15,583       12,490     447,936
Total noninterest expenses, excluding
  intangible asset amortization ...............       128,744        70,931        28,308         4,663       23,640     256,286
Goodwill and other intangible
asset amortization ............................           416          --             547          --         22,215      23,178
Provision for loan and lease losses ...........         5,820        11,663            34          --         (2,008)     15,509
                                                     --------      --------      --------      --------     --------    --------


    Income before income taxes ................        80,151        75,038        18,211        10,920      (31,357)    152,963
Income tax expense /1/ ........................        30,457        23,950         6,755         3,125       (8,949)     55,338
                                                     --------      --------      --------      --------     --------    --------


    Net income ................................      $ 49,694      $ 51,088      $ 11,456      $  7,795     $(22,408)   $ 97,625
                                                     ========      ========      ========      ========     ========    ========

(in millions)

Average assets ................................      $  7,475      $  6,764      $    126      $  4,824     $ (1,490)   $ 17,699
Average loans .................................         3,040         6,007            14             -        1,576      10,637
Average deposits ..............................         7,989         1,460            65         2,365           81      11,960


                              Business Line Results
                         Six Months Ended June 30, 2000


                                            Community     Capital      Asset                             Consolidated
(in thousands)                               Banking      Markets    Management    Treasury     Other       Total
                                             -------      -------    ----------    --------     -----       -----
Net interest income /1/ .................   $ 154,931    $  94,606   $   2,413    $   5,471   $     157    $ 257,578
Noninterest income ......................      48,808       53,241      45,281        3,357      12,862      163,549
Securities gains, net ...................           -          126           -           49           -          175
                                            ---------    ---------   ---------    ---------   ---------    ---------

    Total revenues ......................     203,739      147,973      47,694        8,877      13,019      421,302
Total noninterest expenses, excluding
    intangible asset amortization .......     118,643       64,134      25,935        4,288      18,944      231,944

Goodwill and other intangible asset
    amortization ........................         452            -         547            -      22,837       23,836
Provision for loan and lease losses .....       5,622       11,260          32            -         (39)      16,875
                                            ---------    ---------   ---------    ---------   ---------    ---------
    Income before income taxes ..........      79,022       72,579      21,180        4,589     (28,723)     148,647
Income tax expense /1/ ..................      31,108       26,493       8,056          145      (9,316)      56,486
                                            ---------    ---------   ---------    ---------   ---------    ---------



    Net income ..........................   $  47,914    $  46,086   $  13,124    $   4,444   $ (19,407)   $  92,161
                                            =========    =========   =========    =========   =========    =========

(in millions)

Average assets ..........................   $   6,876    $   6,657   $     110    $   5,324   $  (1,390)   $  17,577
Average loans ...........................       2,920        5,968          13            -       1,951       10,852
Average deposits ........................       7,783        1,376          55        2,335          97       11,646


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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

         Net income to common stockholders for the three months ended June 30, 2001 was $51.6 million, a 10% increase when compared to net income to common stockholders of $46.7 million for the three months ended June 30, 2000. Net income to common shareholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholder's equity were 1.18% and 10.35%, respectively, for the three months ended June 30, 2001 compared to 1.07% and 10.51% for the three months ended June 30, 2000.

         Net income to common stockholders for the six months ended June 30, 2001 of $97.4 million increased 6% when compared to net income to common stockholders of $92.0 million for the six months ended June 30, 2000. Return on average assets and return on average common stockholder's equity were 1.11% and 9.94%, respectively, for the six months ended June 30, 2001 compared to 1.05% and 10.44% for the six months ended June 30, 2000.

         Allfirst's results for the six months ended June 30, 2001 included CCS which was acquired in May (Note 2). CCS represented 1.2% of Allfirst's year over year revenue growth and 1.6% of year over year expense growth.

         Total revenues grew 6% compared to last year, with a 12% increase in noninterest income and a 3% increase in net interest income. The net interest margin (on a tax equivalent basis) was 3.54%, up 15 basis points over the same period last year. Excluding CCS, revenue growth was 5% which included a 9% increase in noninterest income. Noninterest expenses were 9% higher reflecting planned investments in retail / business banking and wealth management. Excluding CCS, noninterest expenses grew 8% compared to last year. Higher pension and healthcare costs represented 3% of the overall growth in noninterest expenses for the first half of 2001. The provision for loan and lease losses was $15.5 million compared to $16.9 million last year. The allowance for loan and lease losses was 1.45% of total loans at June 30, 2001.

         Tangible net income, which excludes the amortization of goodwill and other intangible assets related to purchase business combinations, was $62.5 million for the three months ended June 30, 2001, compared to $57.8 million for the three months ended June 30, 2000. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.49% and 20.43%, respectively, for the three months ended June 30, 2001 compared to 1.38% and 23.71% for the three months ended June 30, 2000. Tangible net income for the six months ended June 30, 2001 was $119.1 million compared to $113.9 million for the six months ended June 30, 2000. Return on average tangible assets and return on average tangible common equity were 1.42% and 19.95%, respectively, for the six months ended June 30, 2001 compared to 1.37% and 23.90% for the six months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Nonperforming assets at June 30, 2001 were $86.7 million, or 0.82% of loans, other real estate and other assets owned, a $20.8 million decrease from the December 31, 2000 level of $107.5 million, or 0.98% of loans, other real estate and other assets owned. The exposure to several large credits was reduced during the first six months of 2001. Asset quality is discussed in more detail on page 21.

Net Interest Income

         Net interest income is the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. When net interest income is presented on a tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average earning assets. The net interest income that is presented on pages 14 and 15 is on a tax-equivalent basis. Net interest income as presented in the Consolidated Statements of Income on page 3 is on a non tax-equivalent basis.

         The largest source of Allfirst's net income is net interest income. Net interest income on a tax-equivalent basis for the three months ended June 30, 2001 was $133.6 million, an increase of $4.3 million when compared to net interest income of $129.3 million for the three months ended June 30, 2000. The net interest margin was 3.57% for the second quarter of 2001, up 17 basis points from the same period last year.

         Net interest income on a tax-equivalent basis for the six months ended June 30, 2001 was $263.9 million, an increase of $6.4 million when compared to net interest income of $257.6 million for the six months ended June 30, 2000. The net interest margin improved by 15 basis points to 3.54% supported by higher loan product margins. The spread between the yield on earning assets and the rate paid on interest bearing liabilities for the first half of 2001 was 2.68%, up 18 basis points compared to the first half of 2000. Net interest income has been favorably impacted by market interest rates.

         The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months and six months ended June 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin

                             (Tax-Equivalent Basis)

                                                                                   Three Months Ended
                                                      ------------------------------------------------------------------------------
                                                                 June 30, 2001                              June 30, 2000
                                                      -------------------------------------    -------------------------------------
                                                        Average                     Yield/        Average                    Yield/
                                                        Balance      Interest (1)  Rate (1)       Balance     Interest      Rate (1)
                                                      ----------     -----------  ---------    ------------   --------   -----------
                                                                                  (dollars in millions)
ASSETS
Earning assets:
     Trading account securities ..................    $      3.4      $     0.0       4.92%   $        3.4   $    0.1        6.57%
     Money market investments ....................          27.0            0.3       4.05            52.5        0.8        6.51
Investment securities (2):
     Taxable .....................................       3,552.9           54.6       6.16         3,731.7       55.4        5.97
     Tax exempt ..................................         470.8            9.5       8.10           423.2        8.4        7.98
     Equity investments ..........................         291.6            2.0       2.72           167.1        3.7        8.94
                                                      ----------       --------     ------     -----------    -------       -----
          Total investment securities ............       4,315.3           66.1       6.14         4,321.9       67.5        6.28
                                                      ----------       --------     ------     -----------    -------       -----
Loans held for sale ..............................          46.4            0.7       6.35            22.5        0.4        7.31
Loans (net of unearned income) (3):
     Commercial ..................................       3,749.6           63.5       6.79         3,725.2       74.8        8.07
     Commercial real estate ......................       2,311.0           42.9       7.45         2,357.6       48.5        8.27
     Residential mortgage ........................         562.7           10.6       7.54           674.0       12.5        7.45
     Retail ......................................       2,827.3           57.0       8.09         2,906.9       59.9        8.28
     Commercial leases receivable ................         652.0            7.5       4.64           591.5        7.2        4.88
     Retail leases receivable ....................         307.6            5.6       7.24           388.3        7.0        7.24
     Foreign .....................................         193.1            3.2       6.71           262.0        5.0        7.56
                                                      ----------       --------     ------     -----------    -------       -----
          Total loans ............................      10,603.3          190.3       7.20        10,905.5      214.7        7.92
                                                      ----------       --------     ------     -----------    -------       -----
             Total earning assets ................      14,995.4          257.4       6.88        15,306.0      283.5        7.45
Allowance for credit losses ......................        (152.5)                                   (157.4)
Cash and due from banks ..........................         780.6                                     740.8
Other assets .....................................       1,999.2                                   1,713.5
                                                      ----------                              ------------
       Total assets ..............................    $ 17,622.7                              $   17,602.9
                                                      ==========                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand .....................    $     91.2      $     0.3       1.37%   $      126.4   $    0.6        1.84%
     Money market accounts .......................       2,879.2           17.3       2.41         2,527.3       18.1        2.88
     Savings .....................................       1,151.1            4.2       1.47         1,282.2        5.4        1.69
     Other consumer time .........................       2,883.5           40.5       5.63         2,859.3       38.4        5.40
     Large denomination time .....................       1,966.5           24.6       5.02         1,981.5       31.8        6.45
Deposits in foreign banking office ...............         132.8            1.4       4.32           212.6        3.1        5.97
                                                      ----------       --------     ------     -----------    -------       -----
             Total interest bearing deposits .....       9,104.4           88.4       3.89         8,989.3       97.4        4.36
                                                      ----------       --------     ------     -----------    -------       -----


Funds purchased ..................................       1,539.2           16.1       4.20         1,778.5       27.4        6.20
Other borrowed funds, short-term .................         391.6            4.1       4.19           573.0        8.2        5.76
Long-term debt ...................................       1,011.1           15.2       6.04         1,195.6       21.3        7.15
                                                      ----------       --------     ------     -----------    -------       -----
             Total interest bearing liabilities ..      12,046.3          123.8       4.12        12,536.5      154.2        4.95
                                                      ----------       --------     ------     -----------    -------       -----
Noninterest bearing deposits .....................       2,790.5                                   2,638.0
Other liabilities ................................         778.3                                     633.1
Redeemable preferred stock .......................           8.7                                       8.5
Stockholders' equity                                     1,998.8                                   1,786.8
                                                      ----------                               -----------
     Total liabilities and stockholders' equity ..    $ 17,622.6                              $   17,602.8
                                                      ==========                              ============

Net interest income, tax-equivalent basis ........                    $   133.6                              $  129.3
                                                                      =========                              ========
Net interest spread (4) ..........................                                    2.76%                                  2.50%
Contribution of interest free sources of funds ...                                    0.81                                   0.90
Net interest margin (5) ..........................                                    3.57                                   3.40%

_____________________________
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax-equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available for sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a tax equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax-Equivalent Basis)

                                                                                      Six Months Ended
                                                              -----------------------------------------------------------------
                                                                       June 30, 2001                    June 30, 2000
                                                              ------------------------------        -----------------------
                                                                Average                Yield/    Average               Yield/
                                                                Balance   Interest(1)  Rate (1)  Balance  Interest(1)  Rate (1)
                                                                --------  -----------  --------  -------  -----------  --------
                                                                                   (dollars in millions)
ASSETS
Earning assets:
   Trading account securities ............................... $     6.2  $     0.2       5.19% $     2.8   $    0.1       6.32%
   Money market investments .................................      25.8         .6       4.79       55.9        1.7       6.16
Investment securities (2):
     Taxable ................................................   3,574.1      110.3       6.22    3,722.9      111.3       6.01
     Tax exempt .............................................     466.9       18.8       8.14      423.8       16.7       7.95
     Equity investments .....................................     289.7        7.2       5.03      206.2        5.6       5.43
                                                              ---------  ---------  ---------  ---------  ---------  ---------
          Total investment securities .......................   4,330.7      136.3       6.35    4,352.9      133.6       6.17
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Loans held for sale .........................................      43.7        1.4       6.52       20.0         .7       7.35
Loans (net of unearned income) (3):
     Commercial .............................................   3,717.2      133.8       7.26    3,642.4      143.7       7.94
     Commercial real estate .................................   2,324.2       89.6       7.77    2,351.2       95.6       8.18
     Residential mortgage ...................................     596.5       22.6       7.64      677.7       25.2       7.47
     Retail .................................................   2,825.7      115.6       8.25    2,922.6      119.4       8.21
     Commercial leases receivable ...........................     655.5       15.3       4.70      599.4       14.7       4.92
     Retail leases receivable ...............................     322.8       11.7       7.28      389.9       14.1       7.27
     Foreign ................................................     195.0        7.4       7.67      269.1        8.9       6.63
                                                              ---------  ---------  ---------  ---------  ---------  ---------
          Total loans .......................................  10,636.9      396.0       7.51   10,852.3      421.6       7.81
                                                              ---------  ---------  ---------  ---------  ---------  ---------
               Total earning assets .........................  15,043.3      534.5       7.17   15,283.9      557.7       7.34
Allowance for credit losses .................................    (152.5)                          (157.4)
Cash and due from banks .....................................     782.1                            762.2
Other assets ................................................   2,025.8                          1,688.0
                                                              ---------                        ---------
       Total assets ......................................... $17,698.7                        $17,576.7
                                                              =========                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand ................................ $    88.1  $     0.6       1.40% $   126.1   $    1.2       1.88%
     Money market accounts ..................................   2,808.7       37.7       2.71    2,511.4       35.2       2.82
     Savings ................................................   1,141.1        8.7       1.54    1,286.0       10.8       1.69
     Other consumer time ....................................   2,903.5       81.9       5.69    2,838.3       74.7       5.30
     Large denomination time ................................   2,083.8       57.8       5.59    1,994.5       62.9       6.34
Deposits in foreign banking office ..........................     198.5        5.3       5.37      250.4        7.2       5.76
                                                              ---------  ---------  ---------  ---------  ---------  ---------
               Total interest bearing deposits ..............   9,223.7      192.0       4.20    9,006.7      192.0       4.29
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Funds purchased .............................................   1,537.4       36.8       4.83    1,680.1       49.6       5.95
Other borrowed funds, short-term ............................     396.7        9.6       4.85      595.0       16.5       5.57
Long-term debt ..............................................   1,009.1       32.2       6.44    1,195.6       42.0       7.06
                                                              ---------  ---------  ---------  ---------  ---------  ---------
               Total interest bearing liabilities ...........  12,166.9      270.6       4.49   12,477.4      300.1       4.84
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Noninterest bearing deposits ................................   2,736.6                          2,639.0
Other liabilities ...........................................     810.3                            680.7
Redeemable preferred stock ..................................       8.7                              8.5
Stockholders' equity ........................................   1,976.2                          1,771.1
                                                              ---------                        ---------
     Total liabilities and stockholders' equity ............. $17,698.7                        $17,576.7
                                                              =========                        =========
Net interest income, tax-equivalent basis ...................            $   263.9                         $  257.6
                                                                         =========                        =========
Net interest spread (4) .....................................                            2.68%                            2.50%
Contribution of interest free sources of funds ..............                            0.86                             0.89
Net interest margin (5) .....................................                            3.54                             3.39%

-----------------------------
(1) Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax-equivalent adjustment is used based on a 35% Federal tax rate.
(2) Yields on investment securities available for sale are calculated based upon average amortized cost.
(3) Nonaccrual loans are included under the appropriate loan categories as earning assets.
(4) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(5) Net interest margin is the ratio of net interest income on a tax equivalent basis to average earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Income

         The following table presents the components of noninterest income for the three months ended June 30, 2001 and 2000.

                               Noninterest Income

                                                Three Months Ended
                                                     June 30,              Net Change
                                                ------------------         ----------
                                                  2001        2000      Dollar     Percent
                                                  ----        ----      ------     -------
                                                         (dollars in thousands)
Service charges on deposit  accounts ........   $ 28,284   $ 24,591   $  3,693      15.0%
Trust and investment advisory fees ..........     20,840     21,995     (1,155)     (5.3)
Electronic banking income ...................      8,525      7,356      1,169      15.9
Mortgage banking income .....................      5,934      3,065      2,869      93.6
Trading income ..............................      5,341      4,345        996      22.9
Other income ................................     27,759     24,495      3,264      13.3
                                                --------   --------   --------      ----
               Total fees and other income...     96,683     85,847     10,836      12.6
Securities gains, net .......................        187        143         44      30.8
                                                --------   --------   --------      ----
        Total noninterest income ............   $ 96,870   $ 85,990   $ 10,880      12.7%
                                                ========   ========   ========      ====



         Allfirst's noninterest income for the quarter ended June 30, 2001 was $96.9 million, a $10.9 million (12.7%) increase from noninterest income for the quarter ended June 30, 2000. Excluding CCS noninterest income which is included under the caption "other income", total noninterest income was $91.9 million representing a $5.9 million increase (6.9%) over the same period last year.

         Deposit service charges were $28.3 million, up $3.7 million (15.0%) from the same quarter last year led by 20% growth in retail deposit service charges and 12% growth in corporate deposit service charges. Retail deposit service charge growth was due primarily to higher levels of non-sufficient funds income resulting from improved fee waiver management and a higher number of retail checking accounts while corporate deposit service charge growth reflected increased cash management activity. Trust and investment advisory fees of $20.8 million were down 5.3% due primarily to the decline in the U.S. equity markets that began in 2000 and the overall market uncertainty that continues to prevail. Electronic banking income captures fee income from automated teller machines and interchange income from VISA debit card transactions and grew by nearly 16% in the second quarter of 2001 compared to the second quarter of 2000 to $8.5 million.

         Mortgage banking income for the second quarter of 2001 increased by $2.9 million (93.6%), due to a higher volume of loan origination and mortgage placement fees predominately from Allfirst's commercial mortgage banking operations. Trading income, before the effect of the cost to carry derivative assets on the balance sheet, increased by $1.0 million due to growth in both proprietary and corporate trading. Net of the cost to carry derivative assets, trading income increased by $0.7 million. Other income, excluding CCS, was $22.8 million for the second quarter of 2001 compared to $24.5 million, a decline of $1.7 million, mostly due to higher lease residual and venture capital gains in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Income

         The following table presents the components of noninterest income for the six months ended June 30, 2001 and 2000.

                               Noninterest Income

                                                                            Six Months Ended
                                                                                June 30,              Net Change
                                                                            ----------------          ----------
                                                                             2001      2000      Dollar      Percent
                                                                             ----      ----      ------      -------
                                                                                    (dollars in thousands)
Service charges on deposit accounts ...................................   $ 53,800   $ 48,588   $  5,212       10.7%
Trust and investment advisory fees ....................................     43,241     43,827       (586)      (1.3)
Electronic banking income .............................................     15,683     13,341      2,342       17.6
Mortgage banking income ...............................................     10,726      5,268      5,458      103.6
Trading income ........................................................     11,488      7,252      4,236       58.4
Other income ..........................................................     48,646     45,273      3,373        7.5
                                                                          --------   --------   --------     ------
               Total fees and other income ............................    183,584    163,549     20,035       12.3
Securities gains, net .................................................        421        175        246      140.6
                                                                          --------   --------   --------     ------
        Total noninterest income ......................................   $184,005   $163,724   $ 20,281       12.4%
                                                                          ========   ========   ========     ======


         Allfirst's noninterest income for the six months ended June 30, 2001 was $184.0 million, a $20.3 million (12.4%) increase from noninterest income for the first six months ended June 30, 2000. Excluding CCS noninterest income, total noninterest income was $179.0 million which represents a $15.3 million increase (9.4%) over the same period last year.

         Deposit service charges of $53.8 million were up $5.2 million (10.7%) from the prior year. Retail deposit service charges grew $3.3 million due to a 28% increase in retail non-sufficient funds income. Corporate deposit service charges were up $1.9 million (6.2%). Trust and investment advisory fees were $43.2 million, a modest decline of 1.3% considering the weakening in the U.S. equity markets that began in 2000 and the overall market uncertainty that continues to prevail. Electronic banking income grew by nearly 18% in 2001 to $15.7 million.

         Mortgage banking income for the first half of 2001 increased by $5.5 million (103.6%), due to a higher volume of loan origination and mortgage placement fees predominately from Allfirst's commercial mortgage banking operations. Trading income, before the effect of the cost to carry derivative assets on the balance sheet, increased by $4.2 million due to higher proprietary and corporate trading income. Net of the cost to carry derivative assets, trading income was up $2.0 million from the first half of 2000. Other income, excluding CCS, was $43.7 million for the first half of 2001, compared to $45.3 million for the same period last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Expenses

     The following table presents the components of noninterest expenses for the three months ended June 30, 2001 and 2000.

                              Noninterest Expenses

                                                                           Three Months Ended
                                                                                 June 30,              Net Change
                                                                                 --------              ----------
                                                                             2001       2000      Dollar      Percent
                                                                             ----       ----      ------      -------
                                                                                    (dollars in thousands)
Salaries and other personnel costs .....................................   $ 79,244   $ 69,086   $ 10,158      14.7 %
Equipment costs ........................................................     11,645     11,076        569       5.1
Occupancy costs ........................................................      9,066      9,038         28       0.3
Other operating expenses:
     Postage and communications ........................................      5,045      4,945        100       2.0
     Advertising and public relations ..................................      4,792      3,972        820      20.6
     Lending and collection ............................................      1,185      1,427       (242)    (17.0)
     Other operating expenses ..........................................     20,975     18,438      2,537      13.8
                                                                           --------   --------   --------     -----
           Total operating expenses ....................................    131,952    117,982     13,970      11.8
Intangible assets amortization expense .................................     11,764     11,974       (210)     (1.8)
                                                                           --------   --------   --------     -----
               Total noninterest expenses ..............................   $143,716   $129,956   $ 13,760      10.6 %
                                                                           ========   ========   ========     =====


     Allfirst's noninterest expenses for the quarter ended June 30, 2001 were $143.7 million, a $13.8 million (10.6%) increase from noninterest expenses for the quarter ended June 30, 2000. Excluding CCS expenses, total noninterest expenses were $139.7 million representing a $9.7 million (7.5%) increase over the same quarter last year.

     Salaries and other personnel costs, excluding CCS, were $76.4 million for the second quarter of 2001, up $7.4 million (10.7%) from the same quarter last year. This reflected higher salaries and incentives of $3.8 million due to resource investments in retail / business banking and wealth management. Other personnel costs increased by $3.5 million as pension costs increased due to the negative impact of the financial markets on plan asset values and healthcare cost increased as a result of higher claims volume and increases in medical costs in 2001.

     Advertising and public relations, excluding CCS, increased 19.4 % over same quarter last year. This increase was due to the timing of advertising campaigns within quarters as year to date advertising and public relations has increased by only 1.1% compared to the first six months of 2000. Lending and collection expenses declined 17%, primarily due to lower loan workout expenses.

     Other operating expenses for the second quarter of 2001, excluding CCS, were $20.3 million, up $1.8 million (9.9%) from the second quarter of 2000. Other expenses included an increase in the automobile lease residual valuation reserve, higher external service costs, higher professional fees, an increase in miscellaneous losses and various other increases, offset by lower deferred compensation expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Expenses

     The following table presents the components of noninterest expenses for the six months ended June 30, 2001 and 2000.

                              Noninterest Expenses

                                                                                    Six Months Ended
                                                                                        June 30,             Net Change
                                                                                        --------             ----------
                                                                                    2001       2000      Dollar     Percent
                                                                                    ----       ----      ------     -------
                                                                                            (dollars in thousands)
Salaries and other personnel costs ............................................   $155,320   $135,681   $ 19,639      14.5%
Equipment costs ...............................................................     23,042     22,932        110       0.5
Occupancy costs ...............................................................     18,471     18,550        (79)     (0.4)
Other operating expenses:
     Postage and communications ...............................................      9,558     10,059       (501)     (5.0)
     Advertising and public relations .........................................      7,087      6,958        129       1.9
     Lending and collection ...................................................      2,535      3,361       (826)    (24.6)
     Other operating expenses .................................................     40,273     34,403      5,870      17.1
                                                                                  --------   --------   --------    ------
           Total operating expenses ...........................................    256,286    231,944     24,342      10.5
Intangible assets amortization expense ........................................     23,178     23,836       (658)     (2.8)
                                                                                  --------   --------   --------    ------
               Total noninterest expenses .....................................   $279,464   $255,780   $ 23,684       9.3%
                                                                                  ========   ========   ========    ======


     Allfirst's noninterest expenses for the six months ended June 30, 2001 were $279.5 million, a $23.7 million (9.3%) increase from the same period in 2000. Excluding CCS expenses, total noninterest expenses were $275.4 million representing a $19.6 million (7.7%) increase over the same period last year.

     Salaries and other personnel costs, excluding CCS, increased to $152.5 million in 2001 representing a 12.4% increase. Base salary expense and incentives were up $8.1 million reflecting additional investments in retail / business banking and wealth management. Other personnel costs were up $8.8 million with the most significant increases in pension and healthcare costs. Pension costs were $2.6 million higher in 2001 due to the negative impact of the financial markets on plan asset values. Healthcare costs were up $5.3 million due to higher claims volume and medical costs in 2001.

     Lending and collection expenses declined nearly 25%, mostly due to significantly lower loan workout expenses. Other operating expenses, excluding CCS, were $39.6 million, up $5.2 million from the first six months of 2000. Other expenses included higher losses on automobile lease residual sales and increases in professional fees, charitable contributions and external service costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ANALYSIS OF FINANCIAL CONDITION

     Allfirst's total assets at June 30, 2001 were $17.9 billion, a $538 million decrease from total assets of $18.4 billion at December 31, 2000. Short-term investments increased by $206 million to $255 million at June 30, 2001, while net loans decreased $354 million and the investment portfolio decreased $76 million. Other assets decreased by $214 million primarily due to a decrease in the fair value of derivative and forward contracts held. Cash balances were down $131 million to $803 million at June 30, 2001.

     Investment securities available for sale at June 30, 2001 of $4.2 billion had net unrealized losses of $1.3 million compared to net unrealized losses of $23.1 million at December 31, 2000. The taxable equivalent yield on the entire securities portfolio for the six months ended June 30, 2001 was 6.35% compared to 6.17% for the first six months of 2000. Investment securities sold in the first six months of 2001 totaled $0.8 billion and generated pretax gains of $0.4 million. In the first half of 2001, Allfirst purchased $1.3 billion of investment securities partially offsetting $0.6 billion of maturities, calls and paydowns of securities and the $0.8 billion of securities sold.

     Total loans, net of unearned income, were $10.6 billion at June 30, 2001, a decrease of $354 million from December 31, 2000. This decrease reflects Allfirst's on-going decision to curtail its exposure to indirect lending and residential mortgages. Loan balances excluding curtailed businesses were flat compared to December 31, 2000. Retail loans, excluding indirect lending, were up $136 million, or 12% on an annualized basis. This is primarily due to strong growth from Allfirst's home equity product lines. Although the commercial loan portfolio is down overall, middle market commercial loans grew by 9% on an annualized basis during the first six months of 2001.

     Allfirst's commercial real estate portfolio represents loans secured primarily by commercial real estate property. Commercial real estate loans of $2.3 billion were down slightly from year end levels and comprised 22% of the total loan portfolio at June 30, 2001. Allfirst continues to emphasize relationship lending with a focus on quality investor real estate products and owner-occupied properties within Allfirst's geographical market place. As of June 30, 2001, approximately $1.0 billion of the commercial real estate portfolio (41%) was secured by owner-occupied properties, compared to $1.0 billion (43%) at December 31, 2000.

     Total deposits as of June 30, 2001 were $12.1 billion compared to $12.7 billion at December 31, 2000. This decrease was due to a reduction in purchased deposits, as short-term large denomination time deposits and foreign balances were down from year end levels. Allfirst met its funding requirements with an increase in core deposits of $104 million, driven by retail deposit growth. Core deposits are deposits generated from retail and commercial customers, and exclude purchased deposits. Successful campaigns to retain and increase core deposits resulted in a significant increase in Allfirst's Money Fund Alternative
(TMFA) product. Retail noninterest bearing demand, money market and savings deposits also increased offset by very modest declines in retail interest bearing demand and consumer time accounts. Other increases in core deposits came from corporate customers as commercial interest bearing demand, money market and savings balances were all up from year end levels, offset by slightly lower commercial noninterest bearing demand balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

     Nonperforming assets were $86.7 million at June 30, 2001, compared to $107.5 million at December 31, 2000, a decrease of $20.8 million. During the first half of 2001, nonaccrual loans decreased $11.5 million. Additions to nonaccrual loans in the first six months of 2001 aggregated $31.9 million. These additions were offset by reductions in nonaccrual loans totaling $43.4 million, comprised of loan sales, paydowns and payoffs of nonaccrual loans totaling $23.9 million, charge-offs of $10.1 million, loans returned to accrual status of $6.4 million and transfers to other real estate and other assets owned of $3.0 million. The decrease in nonaccrual loans was primarily attributable to the sale of a $6.6 million loan to a healthcare provider and the $10 million reduction of a $20 million syndicated commercial loan to a financial services provider through sale and partial charge-off.

     At June 30, 2001, Allfirst's total international maritime exposure was $172.4 million, including loans, leases and letters of credit of $152.7 million, $6.9 million in other foreign maritime assets, and $12.9 million in unfunded loan commitments, letters of credit and risk participations. Nonperforming assets at June 30, 2001 included no nonaccrual foreign maritime loans and $6.9 million in other nonperforming maritime assets compared to $0.5 million in nonaccrual foreign maritime loans and $15.5 million in other nonperforming maritime assets at December 31, 2000.

     Allfirst's methodology for determining the appropriate level of the allowance for loan and lease losses for the commercial, commercial real estate, and foreign loan portfolios and the commercial lease portfolio utilizes probability of default and loss in the event of default ratios. This methodology results in graduated reserve percentages by risk rating and accrual status. From December 31, 2000 to June 30, 2001, allocated reserves on the commercial portfolios increased by $6.7 million while allocated reserves for all other domestic loans decreased by $1.5 million reflecting small changes in the levels of classified assets and non accruals. Reserves allocated to the foreign maritime portfolio declined $1.5 million due to stabilizing collateral values, risk profiles and loan paydowns.

         The provision for loan and lease losses for the first six months of I2001 was $15.5 million, a decrease of $1.4 million from the $16.9 million provision for the first half of 2000. The decrease in net charge-offs compared to the first six months of 2000 reflected lower commercial and foreign net charge-offs of $0.7 million and $1.1 million, respectively, offset by an increase in residential mortgage net charge-offs of $0.5 million. Residential mortgage net charge-offs as a percentage of average loans also increased to 0.39% from 0.21% due to a higher level of recoveries in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The following table details information on the allowance for credit losses and net charge-offs for the six months ended June 30, 2001 and 2000 and nonperforming assets at June 30, 2001 and December 31, 2000.

                             Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES

                                                        Six Months Ended
                                                           June 30,
                                                   --------------------------
                                                      2001             2000
                                                   ---------        ---------
                                                           (in thousands)
Beginning balance ............................     $ 152,539        $ 157,351
Provision for credit losses ..................        15,509           16,875
Net charge-offs ..............................       (15,509)         (16,875)
Allowance attributable to loans sold..........             -                -
                                                   ---------        ---------
     Ending balance ..........................     $ 152,539        $ 157,351
                                                   =========        =========


NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans ................................             0.44%       0.47%
Commercial real estate loans ....................             0.02        0.01
Residential mortgages ...........................             0.39        0.21
Retail loans ....................................             0.38        0.37
Commercial leases receivable ....................            (0.09)       0.05
Retail leases receivable ........................             0.79        0.61
Foreign loans ...................................            (0.25)       0.66
                                                              ----        ----
     Total ......................................             0.29%       0.31%

NONPERFORMING ASSETS

                                                                                            June 30,        December 31,
                                                                                              2001             2000
                                                                                           ----------       -----------
                                                                                                  (in thousands)
Nonaccrual loans:
Domestic:
     Commercial ...................................................................         $ 44,440         $ 52,231
     Commercial real estate .......................................................            4,225            6,728
     Residential mortgage .........................................................           15,445           17,432
     Commercial lease receivable ..................................................            3,033            1,712
Foreign ...........................................................................            1,400            1,928
                                                                                            --------         --------
          Total nonaccrual loans ..................................................           68,543           80,031
Other real estate and assets owned (1) ............................................           11,256           11,993
Other nonperforming maritime assets ...............................................            6,876           15,515
                                                                                            --------         --------
          Total nonperforming assets ..............................................         $ 86,675         $107,539
                                                                                            ========         ========

Accruing loans contractually past due 90 days or more as to principal
or interest .......................................................................         $ 30,949         $ 33,330
                                                                                            ========         ========

______________
(1) Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ASSET QUALITY RATIOS

                                                                                                        June 30,     December 31,
                                                                                                          2001          2000
                                                                                                        --------     -----------
Nonperforming assets as a percentage of :
     Total loans, net of unearned income plus other foreclosed assets owned ....................           0.82%          0.98%
Allowance for credit losses as a percentage of :
     Period end loans ..........................................................................           1.45           1.40
     Nonperforming loans .......................................................................         222.54         190.60

CAPITAL ADEQUACY AND RESOURCES

         Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At June 30, 2001, Allfirst's Tier 1 risk based capital ratio was 10.44% ($1.6 billion of Tier 1 capital) and its total risk based capital ratio was 13.43% ($2.1 billion of total risk based capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance-sheet activities.

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

         Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table at June 30, 2001, Allfirst and its principal banking subsidiary were "well capitalized" as defined by regulatory authorities.

                             Capital Adequacy Ratios

                                               Regulatory Capital Ratios
                                               -------------------------
                                             Tier 1       Total      Leverage
                                             ------       -----      --------

Allfirst ...........................         10.44%       13.43%       9.60%
Allfirst Bank ......................         10.00        12.12        8.94
Regulatory Guidelines:
     Minimum .......................          4.00         8.00        3.00
     Well Capitalized ..............          6.00        10.00        5.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY

         Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $60.5 million for the six months ended June 30, 2001. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. Dividends were paid by Allfirst in the amount of $46.4 million on March 30, 2001 to its sole common stockholder, Allied Irish Banks, p.l.c. ("AIB").

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

Interest Rate Risk Management

         Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At June 30, 2001, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 2000 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

         Allfirst maintains active securities and derivatives trading positions as well as foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the six months of 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                   None.

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Allfirst Financial Inc.

August 14, 2001            By  /s/ Maurice J. Crowley
                           --------------------------
                           Executive Vice President and Chief Financial Officer

August 14, 2001            By  /s/ Robert L. Carpenter, Jr.
                           --------------------------------
                           Executive Vice President and Controller