Form 10-K/A
period 2000-12-31
ALLFIRST FINANCIAL INC
filed 2001-11-07
CIK 36510

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K/A-1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2000

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

================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2001, by deleting the existing text of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in its entirety and inserting the following text in lieu thereof:

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

              Analysis of the Allowance for Loan and Lease Losses

                                               December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                              (in thousands)
Summary of Transactions
Allowance at beginning of
 year........................  $157,351  $157,351  $168,186  $154,802  $177,621
Provision for loan and lease
 losses......................    28,540    34,150    34,297    32,017     6,500
Losses charged-off:
 Commercial loans............    15,584     9,083     6,836     9,581     2,743
 Commercial real estate
  loans......................     2,861       283       692       543     6,384
 Residential mortgages.......     2,841     4,447     1,300       868       177
 Retail loans, excluding
  credit card loans..........    15,829    17,622    11,476     7,998     5,893
 Credit card loans...........       197       187     3,463    26,962    30,156
 Commercial leases
  receivable.................       237       --          1       --        --
 Retail leases receivable....     2,803     1,860     1,106       736       125
 Foreign loans...............     2,143     8,820    19,364       --        --
                               --------  --------  --------  --------  --------
 Total losses charged-off....    42,495    42,302    44,238    46,688    45,478
                               --------  --------  --------  --------  --------
Recoveries of losses
 previously charged-off:
 Commercial loans............       772       749     1,642     1,083     1,787
 Commercial real estate
  loans......................     2,450     1,322     1,928       313       560
 Residential mortgages.......       930       965        47        97         8
 Retail loans, excluding
  credit card loans..........     4,296     4,550     3,460     2,893     2,143
 Credit card loans...........       121        42       102     1,507     2,568
 Commercial leases
  receivable.................        65        13         7       --          4
 Retail leases receivable....       328       347       255       221       109
 Foreign loans...............       181       164       --        557       --
                               --------  --------  --------  --------  --------
 Total recoveries............     9,143     8,152     7,441     6,671     7,179
                               --------  --------  --------  --------  --------
Net losses charged-off.......    33,352    34,150    36,797    40,017    38,299
Allowance for loans of
 acquired banks..............       --        --        --     42,884    10,642
Allowance attributable to
 loans sold..................       --        --     (6,850)  (21,500)      --
Transfer of allowance to
 reserve for off-balance
 sheet liability.............       --        --     (1,485)      --     (1,662)
                               --------  --------  --------  --------  --------
Total allowance at end of
 year........................  $152,539  $157,351  $157,351  $168,186  $154,802
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 by Category
 Commercial loans............  $ 14,812  $  8,334  $  5,194  $  8,498  $    956
 Commercial real estate
  loans......................       411    (1,039)   (1,236)      230     5,824
 Residential mortgages.......     1,911     3,483     1,253       771       169
 Retail loans................    11,533    13,072     8,016     5,105     3,750
 Credit card loans...........        76       144     3,361    25,455    27,588
 Commercial leases
  receivable.................       172       (13)       (6)      --         (4)
 Retail leases receivable....     2,475     1,513       851       515        16
 Foreign loans...............     1,962     8,656    19,364      (557)      --
                               --------  --------  --------  --------  --------
 Total.......................  $ 33,352  $ 34,150  $ 36,797  $ 40,017  $ 38,299
                               ========  ========  ========  ========  ========
Net Loan Losses (Recoveries)
 to Average Loans by Category
 Commercial loans............      0.40%     0.24%     0.16%     0.37%     0.05%
 Commercial real estate
  loans......................      0.02     (0.04)    (0.06)     0.01      0.44
 Residential mortgages.......      0.29      0.48      0.14      0.08      0.02
 Retail loans................      0.40      0.46      0.30      0.26      0.30
 Credit card loans...........      0.50      0.95     10.18      6.72      5.37
 Commercial leases
  receivable.................      0.03       --        --        --        --
 Retail leases receivable....      0.65      0.44      0.27      0.30      0.04
 Foreign loans...............      0.80      2.77      4.35     (0.15)      --
                               --------  --------  --------  --------  --------
 Total loans.................      0.31%     0.32%     0.36%     0.48%     0.61%
 Total loans--excluding
  credit cards...............      0.31%     0.32%     0.33%     0.18%     0.18%
Allowance as a percentage of
net losses charged off.......     457.4%    460.8%    427.6%    420.3%    404.2%
Allowance as a percentage of
 year end loans, net of
 unearned income.............      1.40%     1.46%     1.49%     1.67%     2.28%
Allowance as a percentage of
 nonperforming loans.........     190.6%    304.2%    265.0%    262.8%    337.9%

  The allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for concentrations and the current environment; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the allowance. The allowance does not provide for the estimated losses stemming from uncollectible interest because Allfirst generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

  The process of establishing and managing the allowance with respect to Allfirst's commercial portfolios begins when a loan officer initially assigns each loan or lease a risk grade, based on a ten-point numerical scale and using established credit criteria. Risk grades are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience; adjustment factors that are considered include: the levels and trends in past due and non-accrual loans; trends in loan volume; effects of any changes in lending policies and procedures; changes in underwriting; and the experience and depth of lending management. Historical factors by risk grade are carefully adjusted each quarter based on documentation reflective of management's seasoned judgment. Management also evaluates credit risk concentration, including trends in large dollar exposures to related borrowers, shared national credit exposure and industry concentrations. Experience has demonstrated that concentration risk has the potential to increase loan loss risk when influenced by external industry factors. All nonaccrual and classified loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve. During 2000, management introduced enhancements to support the calculation of the general reserves for loans and leases in the commercial portfolios not specifically reserved. Each risk grade is assigned a graduated risk factor based on probability of default and loss in event of default reflective of historical loss rates over a full economic cycle. The cycle currently being used starts with the last recessionary period that began in 1990. Management believes that use of the graduated risk factors allows it to refine further the determination of the allowance for this group of loans.

  Reserves for the retail and residential mortgage portfolios are intended to absorb approximately twelve months of inherent losses. These loans and leases are segregated into homogeneous pools with similar risk characteristics and the rolling, twelve month historical loss experience for each pool is updated quarterly. Trends in each retail and residential pool are analyzed and adjusted to reflect current conditions. Adjustment factors for the residential and retail portfolios are consistent with those for the commercial portfolios.

  The unallocated portion of the allowance is not attributable to any specific components of the loan portfolio, but is available to support losses that are probable within the high end of the range of losses that management has identified when establishing the specific and general portions of the allowance. The Company has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in application of risk grading criteria, the quality of individual loan analyses and initial assessments of collateral values can also contribute to undetected, but probable, losses. Management uses quantitative tools to assist it in evaluating the overall reasonableness of the unallocated reserve. The unallocated reserve protects the Company from errors or subjectivity that might occur in testing or reviewing the allowance for adequacy.

  The following tables set forth the allocation of the allowance to the respective loan classifications, in dollar and percentage terms. The allocation of the allowance is based on a consideration of all of the factors discussed above that are used to determine the allowance as a whole. Since all of those factors are subject to change based on environmental factors, the allocation of the allowance detailed below is not necessarily indicative of future losses or future allocations. The allowance at December 31, 2000 was available to absorb losses occurring in any category of loans.

             Allocation of the Allowance for Loan and Lease Losses

                                                                                  December 31,
                                                      --------------------------------------------------------------------
                                                            2000          1999          1998          1997          1996
                                                          --------      --------      --------      --------      --------
                                                                                 (in thousands)
Commercial..........................................      $ 48,237      $ 30,103      $ 37,115      $ 35,867      $ 18,139
Commercial real estate..............................        12,342        16,500        18,062        21,584        17,671
Residential mortgage................................         5,763         4,411         4,100         1,719         1,334
Retail..............................................        13,383        15,078        12,494        13,041         4,609
Credit card(1)......................................             -             -             -         6,010        31,801
Commercial leases receivable........................        11,458        10,210        10,113        10,787        12,374
Retail leases receivable............................         2,474         2,484         1,298           873           160
Foreign.............................................         6,753        16,063        23,807        14,143        13,540
Unallocated.........................................        52,129        62,502        50,363        64,162        55,174
                                                          --------      --------      --------      --------      --------
     Total allowance................................      $152,539      $157,351      $157,351      $168,186      $154,802
                                                          ========      ========      ========      ========      ========

                               Loans by Loan Type

                                                                                    December 31,
                                                           ---------------------------------------------------------------------
                                                              2000           1999           1998           1997           1996
                                                             -----          -----          -----          -----          -----
                                                                            (percentage of total loans)
Commercial..............................................      35.1%          32.9%          32.7%          28.4%          25.5%
Commercial real estate..................................      21.7           21.6           21.8           22.4           21.4
Residential mortgage....................................       5.9            6.4            7.8            9.8           12.2
Retail..................................................      26.1           27.2           25.9           25.4           20.3
Credit card /1/.........................................       0.1            0.1            0.2            1.5            8.8
Commercial leases receivable............................       6.1            5.7            5.1            4.7            5.7
Retail leases receivable................................       3.2            3.5            3.0            3.0            0.7
Foreign.................................................       1.8            2.6            3.5            4.8            5.4
                                                             -----          -----          -----          -----          -----
Total loans, net of unearned income.....................     100.0%         100.0%         100.0%         100.0%         100.0%
                                                             =====          =====          =====          =====          =====

/1/ On August 8, 1997, Allfirst sold its Bell Atlantic co-branded credit card portfolio to Chase Manhattan Bank Delaware. On February 25, 1998, substantially all of Allfirst's remaining credit card portfolio was sold to Bank of America National Association.

     The allowance at December 31, 2000 was down $4.8 million from the December 31, 1999 level as net charge-offs exceeded the provision for loan losses during the year. A portion of the decline was attributable to Allfirst's accounting for lease residual impairment losses. Prior to 2000, Allfirst had implicitly covered inherent lease residual impairment exposure within the unallocated portion of the allowance. However, due to the weakness in the used automobile market and its effect on lease residual values in 2000, Allfirst recorded a $2.8 million automobile lease residual impairment loss in noninterest expenses, with an offsetting reduction in the unallocated allowance. Allfirst has curtailed its indirect auto leasing business.

     From year-end 1999 to year-end 2000, allocated reserves increased by $5.6 million. The $18.1 million increase in the allocated reserves for commercial loans was due to the increase in classified loans, several of which are discussed more fully under "Nonperforming Assets," combined with the implementation of the enhancements to the reserve methodology. Reserve adjustments for concentration risk reflected flat growth in the healthcare, communications and transportation portfolios and increased concern for shared national credit exposure, which increases inherent loss volatility. Due to slowing in the regional and national economies, economic adjustment factors were raised for all commercial portfolios at December 31, 2000.

     Due primarily to strong credit quality as well as to implementation of the enhancements discussed above, allocated reserves for the commercial real estate portfolio decreased $4.2 million. At December 31, 2000, the Company had $1.5 billion in loans secured by investment real estate, with moderate concentration by property type and some concentration by customer. Although the level of criticized and charged-off loans of this type is low, adjustments have been made to historic factors to reflect the inherent increased risk due to these concentrations and the sizes of some of the loans.

     The retail reserves decreased $1.7 million notwithstanding a slight increase in loss rates for the home equity portfolios, which was more than offset by lower reserves on the indirect auto portfolio. As noted above, Allfirst has curtailed its indirect auto lending and leasing businesses.

     Allocated reserves for the foreign portfolio decreased by $9.3 million due to an improvement in the credit quality of the maritime portfolio, as discussed more fully under "Nonperforming Assets". Total maritime outstandings declined significantly and classified maritime loans decreased by $30 million to less than $1.0 million at year-end. Allfirst has only $83 million of foreign loans (0.76% of net loans) other than the maritime portfolio, and engages in limited international banking activities.

     The unallocated reserve decreased by $10.4 million to $52.1 million, and represented 34% of the allowance as of December 31, 2000 compared to 40% as of December 31, 1999. At year-end, the allowance covered 2000 net charge-offs by
4.6 times and represented 1.4% of total loans. Statistical and other quantitative tools play a significant role in the management of the allowance; however, its overall adequacy reflects management's judgement about inherent credit losses based on its substantial experience. Over the past five years, Allfirst has experienced a number of unexpected situations and events that posed risks to portions of its loan portfolio, including: credit quality issues following a strategic acquisition; changing government policies that had a negative effect on much of the healthcare industry; the Asian economic crisis that had an adverse effect on maritime transportation; and the inability of several large, well-established borrowers to participate in the economic expansion that occurred during the period. In each instance, Allfirst was able to manage its loan portfolio in a safe and sound manner, consistent with applicable regulatory requirements. Based on these experiences, and on its view of developing trends in the regional and national economies, management believes that the overall level of the allowance is appropriate.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Allfirst Financial Inc.


                                                          /s/ Robert L. Carpenter, Jr.
November 7, 2001                                 By: _______________________________________
                                                             Robert L. Carpenter, Jr.
                                                            Executive Vice President