Form 10-Q/A
period 2001-03-31
ALLFIRST FINANCIAL INC
filed 2001-11-07
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                 FORM 10-Q/A-1
         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

         The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001, by deleting the existing text of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in its entirety and inserting the following text in lieu thereof:

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

     From December 31, 2000 to March 31, 2001, specific reserves for nonaccrual loans increased by $1.6 million due to lower-than-expected values on collateral for several larger commercial loans that were placed on nonaccrual status.
Total allocated reserves increased by only $1.0 million, due mainly to declining balances in all commercial loan portfolios at period-end and to a reduction in the reserves for foreign loans. Reserves allocated to the foreign maritime portfolio declined marginally, due to stabilizing collateral values, risk profiles and loan pay-downs. In management's judgement, the overall economy is showing signs of weakness, and upward adjustments to historic loss experience reflect this weakness. However, quarterly reviews of some larger loans indicate that management weakness at the borrower, rather than weakness in the economy, was the major contributor to declines in credit quality of these borrowers. Changes in the reserves for the retail portfolios were slight, reflecting their strong and stable asset quality.

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

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Allfirst Financial Inc.


November 7, 2001                    By  /s/ Robert L. Carpenter, Jr.
                                    ----------------------------------
                                    Executive Vice President and Controller