Form 10-Q/A
period 2001-06-30
ALLFIRST FINANCIAL INC
filed 2001-11-07
CIK 36510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                  FORM 10-Q/A-1
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

         The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001, by deleting the existing text of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in its entirety and inserting the following text in lieu thereof:

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

         At June 30, 2001, specific reserves returned to their lower, year-end 2000 level following partial charge-offs on a number of loans that were placed on nonaccrual status during the first quarter as the workout process for these loans progressed during the second quarter. From December 31, 2000 to June 30, 2001, total allocated reserves increased by $3.8 million, due primarily to the trend of increasing past-due commercial loans and the slowing economy. Continuing strong asset quality and ongoing strength in regional commercial real estate markets resulted in slightly lower reserves for the commercial real estate portfolio. Reserves allocated to the foreign maritime portfolio declined by $1.5 million due to stabilizing collateral values, improved risk profiles and loan pay-downs. Reserves for the retail portfolios decreased by nearly $1.0 million. Lower reserves for indirect loans and leases reflected lower outstanding balances, offset somewhat by increasing loss rates on these portfolios; Allfirst has curtailed its indirect auto leasing and lending business lines. Changes in reserves for other retail portfolios were slight, reflecting the stable and strong asset quality.

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