Form 10-Q
period 2001-09-30
ALLFIRST FINANCIAL INC
filed 2001-11-14
CIK 36510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-Q
             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             --
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

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

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX


                                                                                                 Page No
                                                                                                 -------
Part I.  Financial Information
   Item 1.  Financial Statements (Unaudited)
            Consolidated Statements of Income............................................           3
            Consolidated Statements of Financial Condition...............................           4
            Consolidated Statements of Changes in Stockholders' Equity...................           5
            Consolidated Statements of Cash Flows........................................           6
            Notes to Consolidated Financial Statements...................................           7
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................          12
   Item 3. Quantitative and Qualitative Disclosures about Market Risk....................          24
Part II.  Other Information
   Item 1.  Legal Proceedings............................................................          24
   Item 6.  Exhibits and reports on Form 8-K.............................................          24
   Signatures............................................................................          25

Item 1. Financial Statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                       ------------------------------  ----------------------------
                                                               2001           2000            2001           2000
                                                               ----           ----            ----           ----
                                                                              (in thousands)
Interest Income
Interest and fees on loans and leases................        $180,459       $222,060        $574,575       $641,811
Interest and dividends on investment securities:
    Taxable..........................................          50,594         55,540         160,897        166,867
    Tax-exempt.......................................           5,936          5,838          18,186         16,725
    Dividends........................................           3,739          3,054          10,644          8,356
Interest on loans held for sale......................             953            377           2,369          1,107
Other interest income................................             875          1,490           1,645          3,289
                                                             --------       --------        --------       --------
      Total interest and dividend income.............         242,556        288,359         768,316        838,155
                                                             --------       --------        --------       --------
Interest Expense
Interest on deposits.................................          77,301        113,515         269,326        305,543
Interest on Federal funds purchased and other short-
   term borrowings...................................          17,101         29,561          63,433         95,721
Interest on long-term debt...........................          14,280         22,141          46,527         64,127
                                                             --------       --------        --------       --------
      Total interest expense.........................         108,682        165,217         379,286        465,391
                                                             --------       --------        --------       --------
Net Interest Income..................................         133,874        123,142         389,030        372,764
Provision for loan and lease losses..................           5,912          6,202          21,421         23,077
                                                             --------       --------        --------       --------
Net Interest Income After Provision for Loan and
   Lease Losses......................................         127,962        116,940         367,609        349,687
                                                             --------       --------        --------       --------
Noninterest Income
Service charges on deposit accounts..................          28,676         25,370          82,476         73,958
Trust and investment advisory income.................          22,397         22,062          65,638         65,889
Electronic banking income............................           8,788          7,462          24,471         20,803
Mortgage banking income..............................           4,649          2,828          15,375          8,096
Trading income.......................................           5,111          5,522          16,599         12,775
Consulting income....................................          10,378              -          15,336              -
Other income.........................................          24,505         22,560          68,193         67,832
Securities gains, net................................             338            (29)            759            146
                                                             --------       --------        --------       --------
      Total noninterest income.......................         104,842         85,775         288,847        249,499
                                                             --------       --------        --------       --------
Noninterest Expense
Salaries and other personnel costs...................          86,208         68,850         241,528        204,531
Equipment costs......................................          12,301         11,222          35,343         34,154
Occupancy costs......................................           9,629          9,231          28,100         27,781
Postage and communications...........................           5,282          5,063          14,840         15,122
Advertising and public relations.....................           4,204          5,457          11,291         12,415
Other operating expenses.............................          25,280         20,234          68,088         57,998
Intangible assets amortization expense...............          12,787         11,974          35,965         35,810
                                                             --------       --------        --------       --------
      Total noninterest expenses.....................         155,691        132,031         435,155        387,811
                                                             --------       --------        --------       --------

Income before income taxes...........................          77,113         70,684         221,301        211,375
Income tax expense...................................          25,285         23,864          71,848         72,394
                                                             --------       --------        --------       --------
Net Income...........................................          51,828         46,820         149,453        138,981
Dividends on preferred stock.........................             101            101             304            304
                                                             --------       --------        --------       --------
Net Income to Common Stockholders....................        $ 51,727       $ 46,719        $149,149       $138,677
                                                             ========       ========        ========       ========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                             September 30,   December 31,
                                                                                                  2001           2000
                                                                                             -------------   ------------
                                                                                                    (in thousands,
                                                                                              except per share amounts)
Assets
Cash and due from banks....................................................................  $   812,777    $   933,969
Interest bearing deposits in other banks...................................................        3,770          1,273
Trading account securities.................................................................        6,968          4,222
Federal funds sold and securities purchased under resale agreements........................        3,000         44,430
Investment securities available for sale...................................................    4,068,172      4,375,037
Loans held for sale........................................................................       43,404         57,255
Loans, net of unearned income of $193,352 and $221,128:
  Commercial...............................................................................    3,932,193      3,828,304
  Commercial real estate...................................................................    2,364,027      2,362,564
  Residential mortgage.....................................................................      511,966        640,765
  Direct retail............................................................................    2,349,639      2,137,882
  Indirect retail..........................................................................      488,121        718,638
  Commercial leases receivable.............................................................      669,755        665,649
  Indirect retail leases receivable........................................................      264,213        353,364
  Foreign..................................................................................      188,915        201,882
                                                                                             -----------    -----------
    Total loans, net of unearned income....................................................   10,768,829     10,909,048
Allowance for credit losses................................................................     (152,539)      (152,539)
                                                                                             -----------    -----------
    Loans, net.............................................................................   10,616,290     10,756,509
                                                                                             -----------    -----------
Premises and equipment.....................................................................      240,320        205,611
Due from customers on acceptances..........................................................        2,293          3,791
Intangible assets..........................................................................      803,701        792,782
Other assets...............................................................................    1,112,403      1,233,033
                                                                                             -----------    -----------
    Total assets...........................................................................  $17,713,098    $18,407,912
                                                                                             ===========    ===========

Liabilities and Stockholders' Equity
Domestic deposits:
  Noninterest bearing deposits.............................................................  $ 2,864,114    $ 2,966,832
  Interest bearing deposits (excluding large denomination time deposits)...................    6,957,290      6,848,850
                                                                                             -----------    -----------
Total core deposits........................................................................    9,821,404      9,815,682
Large denomination time deposits...........................................................    1,460,482      2,553,021
Interest bearing deposits in foreign banking office........................................      312,063        308,879
                                                                                             -----------    -----------
    Total deposits.........................................................................   11,593,949     12,677,582
Federal funds purchased and securities sold under repurchase agreements....................    1,555,007      1,112,210
Other borrowed funds, short-term...........................................................      504,594        540,386
Bank acceptances outstanding...............................................................        2,293          3,791
Accrued taxes and other liabilities........................................................      991,538      1,117,127
Long-term debt.............................................................................    1,010,562        996,010
                                                                                             -----------    -----------
    Total liabilities......................................................................   15,657,943     16,447,106
                                                                                             -----------    -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation
 preference per share: authorized and issued 90,000 shares..................................       8,789          8,590
Minority interest..........................................................................          115            110
Stockholders' equity:
Common Stock, no par value; authorized 1,200,000 shares, issued 597,763 shares.............       85,395         85,395
Capital surplus...........................................................................       582,816        582,816
Retained earnings..........................................................................    1,353,376      1,298,827
Accumulated other comprehensive gain (loss)................................................       24,664        (14,932)
                                                                                             -----------    -----------
    Total stockholders' equity.............................................................    2,046,251      1,952,106
                                                                                             -----------    -----------
    Total liabilities, redeemable preferred stock and stockholders' equity.................  $17,713,098    $18,407,912
                                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)




                                                                                        Accumulated Other
                                                                     Common   Capital     Comprehensive     Retained
                                                                      Stock   Surplus     Income (Loss)     Earnings       Total
                                                                     -------  --------  -----------------  -----------  -----------
Nine Months Ended September 30, 2000
------------------------------------
Balance, December 31, 1999.......................................... $85,395  $582,780          $(97,801)  $1,252,646   $1,823,020
Net income..........................................................      -         -                 -       138,981      138,981
Other comprehensive income, net of tax:
  Minimum pension liability adjustment..............................      -         -                963           -           963
  Change in unrealized gains/losses on investment securities, net of
    reclassification adjustment (1).................................      -         -             33,872           -        33,872
                                                                                                                        ----------
    Other comprehensive income......................................                                                        34,835
                                                                                                                        ----------
      Comprehensive income..........................................                                                       173,816
                                                                                                                        ----------
Accretion of redeemable preferred stock.............................      -         -                 -          (185)        (185)
Dividends declared on common stock..................................      -         -                 -      (138,000)    (138,000)
Dividends declared on redeemable preferred stock....................      -         -                 -          (304)        (304)
                                                                     -------  --------          --------   ----------   ----------
Balance, September 30, 2000......................................... $85,395  $582,780          $(62,966)  $1,253,138   $1,858,347
                                                                     =======  ========          ========   ==========   ==========

Nine Months Ended September 30, 2001
------------------------------------
Balance, December 31, 2000.......................................... $85,395  $582,816          $(14,932)  $1,298,827   $1,952,106
Net income..........................................................      -         -                 -       149,453      149,453
Other comprehensive income, net of tax:
  Minimum pension liability adjustment..............................      -         -               (505)          -          (505)
  Change in unrealized gains/losses on investment securities, net of
    reclassification adjustment (1).................................      -         -             40,101           -        40,101
                                                                                                                        ----------
     Other comprehensive income.....................................                                                        39,596
                                                                                                                        ----------
      Comprehensive income..........................................                                                       189,049
                                                                                                                        ----------
Accretion of redeemable preferred stock.............................      -         -                 -          (200)        (200)
Dividends declared on common stock..................................      -         -                 -       (94,400)     (94,400)
Dividends declared on redeemable  preferred stock...................      -         -                 -          (304)        (304)
                                                                     -------  --------          --------   ----------   ----------
Balance, September 30, 2001......................................... $85,395  $582,816          $ 24,664   $1,353,376   $2,046,251
                                                                     =======  ========          ========   ==========   ==========


(1)  Disclosure of reclassification amount:

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                         -----------------
                                                                                                            2001     2000
                                                                                                          -------  -------
         Net unrealized holding gains on investment securities arising during period..................    $40,893  $33,960
         Less: reclassification adjustment for realized gains included in net income..................        792       88
                                                                                                          -------  -------
         Change in unrealized gains on investment securities, net of tax..............................    $40,101  $33,872
                                                                                                          =======  =======




          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                       -------------------------
                                                                                                            2001         2000
                                                                                                         -----------   ---------
                                                                                                             (in thousands)
Operating Activities
Net income........................................................................................       $   149,453   $ 138,981
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan and lease losses.............................................................            21,421      23,077
  Provision for other real estate owned and other assets owned....................................                15       1,144
  Depreciation and amortization...................................................................            60,965      60,294
  Deferred income tax (credit) expense............................................................           (33,604)     11,099
  Net change in current taxes payable.............................................................            88,713      23,318
  Net gain on the sale of assets..................................................................              (819)       (690)
  Net decrease (increase) in loans originated for sale............................................            13,851      (6,334)
  Net increase in trading account securities......................................................            (2,746)     (2,815)
  Net decrease (increase) in accrued interest receivable..........................................            16,007      (1,098)
  Net decrease in accrued interest payable........................................................           (27,955)    (25,301)
  Net decrease (increase) in derivative and foreign exchange activity.............................            71,521    (182,175)
  Net change in other assets and liabilities......................................................            64,550     (36,341)
                                                                                                         -----------   ---------
      Net cash provided by operating activities...................................................           421,372       3,159
                                                                                                         -----------   ---------
Investing Activities
  Proceeds from sales of investment securities available for sale.................................         1,114,157     253,592
  Proceeds from paydowns and maturities of investment securities available for sale...............           893,057     392,125
  Purchases of investment securities available for sale...........................................        (1,813,512)   (478,349)
  Net decrease (increase) in short-term investments...............................................            41,430     (70,675)
  Purchase of commercial loan portfolio...........................................................          (161,000)          -
  Net receipts (disbursements) from lending activities of banking subsidiaries....................           273,710    (237,883)
  Principal collected on loans of nonbank subsidiaries............................................            11,376      11,662
  Loans originated by nonbank subsidiaries........................................................           (11,402)    (10,045)
  Principal payments received under leases........................................................             3,450       3,300
  Purchases of assets to be leased................................................................            (2,250)       (707)
  Proceeds from the sale of other real estate.....................................................            17,942       8,283
  Net purchases of premises and equipment.........................................................           (58,559)    (17,834)
  Purchase of bank owned life insurance...........................................................                 -    (179,000)
  Purchase of non-bank subsidiary.................................................................           (43,423)          -
  Net other investing activities..................................................................           (33,711)     13,741
                                                                                                         -----------   ---------
      Net cash provided by (used for) investing activities........................................           231,265    (311,790)
                                                                                                         -----------   ---------
Financing Activities
  Net decrease in deposits........................................................................        (1,083,633)    397,034
  Net increase in short-term borrowings...........................................................           407,005      95,542
  Cash dividends paid.............................................................................           (94,704)   (138,304)
                                                                                                         -----------   ---------
      Net cash (used for) provided by financing activities........................................          (771,332)    354,272
                                                                                                         -----------   ---------
(Decrease) increase in cash and cash equivalents..................................................          (118,695)     45,641
Cash and cash equivalents at January 1,...........................................................           935,242     799,728
                                                                                                         -----------   ---------
Cash and cash equivalents at September 30,........................................................       $   816,547   $ 845,369
                                                                                                         ===========   =========
Supplemental Disclosures
      Interest payments...........................................................................       $   407,241   $ 490,692
      Income tax payments, net of tax refunds.....................................................            12,157      33,345
Noncash Investing And Financing Activities
      Loan charge-offs............................................................................            28,308      30,819
      Transfers to other real estate and other assets owned.......................................             4,922      10,965

          See accompanying notes to consolidated financial statements

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and Subsidiaries ("Allfirst") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst's 2000 Annual Report on Form 10-K.

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

     The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. With the exception of the immediate requirement to use the purchase method of accounting for all business combinations completed after June 30, 2001, Allfirst will implement the provisions of SFAS No. 141 on January 1, 2002. The impact of adopting the requirements of this Statement on Allfirst's financial position, results of operations, and cash flow is not expected to be material.

SFAS 142 - Goodwill and Other Intangible Assets

     SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in July 2001. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement supercedes APB Opinion No. 17, "Intangible Assets", but carries forward without reconsideration the provisions in Opinion 17 related to internally developed intangible assets.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                  (Unaudited)


2. Recent Accounting Pronouncements (continued)

     This Statement requires that goodwill be allocated on a reporting unit level. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives will continue to be amortized over their useful lives.

     Also, this Statement requires disclosures about the changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible assets class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

     The provisions of this Statement are effective with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement. Allfirst will implement the provisions of this Statement beginning January 1, 2002. The impact of adopting the requirements of this Statement on Allfirst's financial position, results of operations, and cash flow has not been determined.

SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in October 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     Additionally, this Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

     SFAS 144 applies to both business enterprises and not-for-profit organizations. If a long-lived asset is part of a group that includes other assets and liabilities, the Statement is applied to the group. For the most part, SFAS No. 144 applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, long-term prepaid assets, and intangible assets that are amortized. A long-lived asset or group to be held and used should be tested for recoverability whenever events or changes in circumstances indicate that it's carrying amount may not be recoverable. An impairment loss should be recognized only if the carrying amount of the asset or group is not recoverable. The impairment loss is measured as the excess of the carrying amount of an asset or group over its fair value. A long-lived asset or group that will be disposed of other than by sale should be classified on the balance sheet as held and used until the disposal transaction occurs. An entity should continue to depreciate the asset or group until disposed of. A long-lived asset or group to be disposed of by sale should be classified on the balance sheet as held for sale if certain criteria are met. The asset or group should be measured at the lower of its carrying amount at the date of reclassification or fair value less cost to sell. Additionally, depreciation of the asset or group should cease when reclassification occurs.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

2. Recent Accounting Pronouncements (continued)

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Allfirst will implement the provisions of this Statement beginning January 1, 2002. The impact of adopting the requirements of this Statement on Allfirst's financial position, results of operations, and cash flow is not expected to be material.


3. Investment Securities

     The amortized cost and fair value of available for sale securities at September 30, 2001 are as follows:

                                                                           Gross            Gross
                                                        Amortized       Unrealized        Unrealized          Fair
                                                          Cost             Gains            Losses            Value
                                                     ---------------  ---------------  ----------------  ---------------
                                                                               (in thousands)
U.S. Treasury and U.S. Government agencies.........    $  183,948          $ 1,536         $      -        $  185,484
Mortgage-backed obligations........................     1,824,409           49,081                -         1,873,490
Collateralized mortgage obligations................       804,068           14,114             (177)          818,005
Asset-backed securities............................       279,339            9,515               (3)          288,851
Obligations of states and political subdivisions...       495,179           18,474           (1,021)          512,632
Other debt securities..............................       103,675              122                -           103,797
Equity securities..................................       336,766               76          (50,929)          285,913
                                                       ----------          -------         --------        ----------
         Total.....................................    $4,027,384          $92,918         $(52,130)       $4,068,172
                                                       ==========          =======         ========        ==========


4. Line of Business Reporting

     Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Community Banking, Capital Markets, Asset Management, Treasury and Other. Community Banking provides loans, deposits, and investment products to consumers and commercial small business customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange and cash management products and services to middle market and large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment products, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK(R) Funds, a family of proprietary mutual
funds.   Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes residential mortgage lending which was formerly included in Capital Markets and indirect lending which was formerly included in Community Banking. The activities in both of these businesses were curtailed prior to 2001. Several small business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

     Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit's assets and liabilities are match funded with interest rate risk centrally managed within Treasury. Loan loss provisions and the allowance for loan and lease losses are allocated based on historical loss experience by product line.

                   ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4. Line of Business Reporting (continued)

     The following tables present operating information about each of Allfirst's business lines for the three months ended September 30, 2001 and 2000.

                             Business Line Results
                     Three Months Ended September 30, 2001

                                             Community     Capital        Asset                              Consolidated
(in thousands)                                Banking      Markets      Management   Treasury    Other          Total
                                             ---------     -------      ----------   --------  ---------    -----------
Net interest income/1/.....................   $ 78,506      $51,644     $ 1,636      $ 8,742    $ (2,528)      $138,000
Noninterest income.........................     31,119       31,449      23,039        2,694      16,203        104,504
Securities gains, net......................          -            -           -          332           6            338
                                              --------      -------     -------      -------    --------       --------
  Total revenues...........................    109,625       83,093      24,675       11,768      13,681        242,842
Total noninterest expenses, excluding
  intangible asset amortization............     67,896       37,350      15,666        3,220      18,772        142,904
Goodwill and other intangible asset
  amortization.............................        207            -         274            -      12,306         12,787
Provision for loan and lease losses........      3,034        6,169          21            -      (3,312)         5,912
                                              --------      -------     -------      -------    --------       --------
Income before income taxes.................     38,488       39,574       8,714        8,548     (14,085)        81,239
Income tax expense/1/......................     14,624       11,907       3,236        2,821      (3,177)        29,411
                                              --------      -------     -------      -------    --------       --------
Net income.................................   $ 23,864      $27,667     $ 5,478      $ 5,727    $(10,908)      $ 51,828
                                              ========      =======     =======      =======    ========       ========

(in millions)
Average identifiable assets................   $  3,353      $ 6,886     $    42      $ 4,200    $  3,067       $ 17,548
Average loans..............................      3,171        6,090          17            -       1,359         10,637
Average deposits...........................      8,034        1,519          80        1,991          81         11,705

                             Business Line Results
                     Three Months Ended September 30, 2000



                                             Community     Capital        Asset                           Consolidated
(in thousands)                                Banking      Markets      Management   Treasury    Other         Total
                                             ---------     -------      ----------   --------    -----     ------------
Net interest income/1/..................      $ 79,071      $50,530     $ 1,324      $(3,060)   $  (374)      $127,491
Noninterest income......................        26,247       24,829      22,577        3,621      8,530         85,804
Securities gains, net...................             -           17          -           (46)         -            (29)
                                              --------      -------     -------      --------    -------       --------
     Total revenues.....................       105,318       75,376      23,901          515      8,156        213,266
Total noninterest expenses, excluding
     intangible asset amortization......        62,697       33,837      13,057        2,104      8,362        120,057
Goodwill and other intangible asset
amortization............................           226            -         274            -     11,474         11,974
Provision for loan and lease losses.....         2,839        5,872          16            -     (2,525)         6,202
                                              --------      -------     -------       -------    -------       --------
Income before income taxes..............        39,556       35,667      10,554       (1,589)    (9,155)        75,033
Income tax expense/1/...................        15,561       12,818       4,011       (1,458)    (2,719)        28,213
                                              --------      -------     -------       -------    -------       --------
Net income..............................      $ 23,995      $22,849     $ 6,543      $  (131)   $(6,436)      $ 46,820
                                              ========      =======     =======       =======    =======       ========

(in millions)
Average identifiable assets............       $  3,125      $ 6,836     $    36      $ 4,670    $ 3,041       $ 17,708
Average loans..........................          2,926        6,135          10            -      1,842         10,913
Average deposits.......................          7,786        1,364          58        2,874         94         12,176

(1) Includes tax-equivalent adjustment for tax-exempt interest income

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4.  Line of Business Reporting (continued)

     The following tables present operating information about each of Allfirst's business lines for the nine months ended September 30, 2001 and 2000.

                             Business Line Results
                      Nine Months Ended September 30, 2001

                                             Community       Capital         Asset                            Consolidated
                                              Banking        Markets       Management  Treasury      Other       Total
                                             ---------       -------       ----------  --------      -----    ------------
(in thousands)
Net interest income/1/..................     $236,521       $150,475           $ 4,456   $17,501  $ (7,022)      $401,931
Noninterest income......................       88,235         90,250            67,319     9,134    33,150        288,088
Securities gains, net...................            -              -                 -       716        43            759
     Total revenues.....................     --------       --------           -------   -------  --------       --------
Total noninterest expenses, excluding...      324,756        240,725            71,775    27,351    26,171        690,778
     intangible asset amortization......      196,640        108,281            43,974     7,883    42,412        399,190
Goodwill and other intangible asset
amortization............................          623              -               821         -    34,521         35,965
Provision for loan and lease losses.....        8,854         17,832                55         -    (5,320)        21,421
                                             --------       --------           -------   -------  --------       --------
Income before income taxes..............      118,639        114,612            26,925    19,468   (45,442)       234,202
Income tax expense/1/...................       45,081         35,857             9,991     5,946   (12,126)        84,749
                                             --------       --------           -------   -------  --------       --------
Net income..............................     $ 73,558       $ 78,755           $16,934   $13,522  $(33,316)      $149,453
                                             ========       ========           =======   =======  ========       ========


(in millions)
Average identifiable assets............      $  3,262       $  6,805           $    38   $ 4,379  $  3,164       $ 17,648
Average loans..........................         3,084          6,035                15         -     1,503         10,637
Average deposits.......................         8,004          1,480                70     2,239        81         11,874

                             Business Line Results
                      Nine Months Ended September 30, 2000

                                             Community         Capital       Asset                            Consolidated
                                              Banking          Markets     Management  Treasury      Other       Total
                                             ---------         -------     ----------  --------      -----    ------------
(in thousands)
Net interest income/1/..................     $234,002       $145,136           $ 3,737   $ 2,411  $   (217)      $385,069
Noninterest income......................       75,055         78,070            67,858     6,978    21,392        249,353
Securities gains, net...................            -            143                 -         3         -            146
                                             --------       --------           -------   -------  --------       --------
     Total revenues.....................      309,057        223,349            71,595     9,392    21,175        634,568
Total noninterest expenses, excluding
     intangible asset amortization......      181,340         97,971            38,992     6,392    27,306        352,001
Goodwill and other intangible asset
amortization............................          678              -               821         -    34,311         35,810
Provision for loan and lease losses.....        8,461         17,132                48         -    (2,564)        23,077
                                             --------       --------           -------   -------  --------       --------
Income before income taxes..............      118,578        108,246            31,734     3,000   (37,878)       223,680
Income tax expense/1/...................       46,669         39,311            12,067    (1,313)  (12,035)        84,699
                                             --------       --------           -------   -------  --------       --------
Net income..............................     $ 71,909       $ 68,935           $19,667   $ 4,313  $(25,843)      $138,981
                                             ========       ========           =======   =======  ========       ========

(in millions)
Average identifiable assets............      $  3,125       $  6,717           $    36   $ 4,486  $  3,257       $ 17,621
Average loans..........................         2,922          6,024                12         -     1,915         10,873
Average deposits.......................         7,784          1,372                56     2,516        96         11,824

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


ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

     Net income to common stockholders for the three months ended September 30, 2001 was $51.7 million, an 11% increase when compared to net income to common stockholders of $46.7 million for the three months ended September 30, 2000.
Net income to common stockholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholder's equity were 1.17% and 10.03%, respectively, for the three months ended September 30, 2001 compared to 1.05% and 10.21% for the three months ended September 30, 2000. The events of September 11, 2001 did not have a material impact on Allfirst's results for the third quarter.

     Net income to common stockholders for the nine months ended September 30, 2001 of $149.1 million increased 8% when compared to net income to common stockholders of $138.7 million for the nine months ended September 30, 2000. Return on average assets and return on average common stockholder's equity were 1.13% and 9.97%, respectively, for the nine months ended September 30, 2001 compared to 1.05% and 10.36% for the nine months ended September 30, 2000.

     Allfirst's results for the nine months ended September 30, 2001 included Community Counselling Service Co., Inc. (CCS) which was acquired in May 2001. CCS is the largest consulting firm to the Not-for-Profit (NFP) sector worldwide. It is engaged in the design and direction of fundraising initiatives for national and international charities, religious organizations and education institutions and supports Allied Irish Banks' United States NFP business headquartered in New York. CCS operates in New York with additional offices in Atlanta, Baltimore, Boston, Chicago, Ft. Lauderdale, San Francisco, Washington, D.C., London and Dublin. As of September 30, 2001, CCS represented 2.4% of Allfirst's year over year revenue growth and 3.6% of year over year expense growth.

     The net interest margin (on a tax equivalent basis) for the nine month period ended September 30, 2001 was 3.58%, up 22 basis points over the same period last year. Total revenues for the nine month period ended September 30, 2001 grew 9% compared to last year, with a 16% increase in noninterest income and a 4% increase in net interest income. Revenue growth excluding CCS was 6%, led by noninterest income growth of 10% that included an 18% increase in electronic banking fees, a 12% rise in deposit service charges, a 90% increase in mortgage banking income (predominately from Allfirst's commercial mortgage banking operations) and 3% growth in all other noninterest income categories.

     Noninterest expenses were 12% higher reflecting planned investments in retail / business banking and wealth management. Excluding CCS, noninterest expenses grew 9% compared to last year. Higher pension and healthcare costs represented 3% of the overall growth in noninterest expenses for the first nine months of 2001. The provision for loan and lease losses was $21.4 million compared to $23.1 million last year. The allowance for loan and lease losses was 1.42% of total loans at September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Tangible net income, which excludes the amortization of goodwill and other intangible assets related to purchase business combinations, was $63.3 million for the three months ended September 30, 2001, compared to $57.8 million for the three months ended September 30, 2000. Return on average tangible assets and return on average tangible common equity, which exclude intangible assets and amortization related to purchase business combinations, were 1.50% and 19.73%, respectively, for the three months ended September 30, 2001 compared to 1.36% and 22.45% for the three months ended September 30, 2000. Tangible net income for the nine months ended September 30, 2001 was $182.3 million compared to $171.7 million for the nine months ended September 30, 2000. Return on average tangible assets and return on average tangible common equity were 1.45% and 19.87%, respectively, for the nine months ended September 30, 2001 compared to 1.37% and 23.39% for the nine months ended September 30, 2000.

     Nonperforming assets at September 30, 2001 were $87.9 million, or 0.82% of loans, other real estate and other assets owned, a $19.6 million decrease from the December 31, 2000 level of $107.5 million, or 0.98% of loans, other real estate and other assets owned. Asset quality is discussed in more detail on page 21.

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

     Net interest income has been favorably impacted by market interest rates in 2001. Net interest income on a tax-equivalent basis for the three months ended September 30, 2001 was $138.0 million, an increase of $10.5 million when compared to net interest income of $127.5 million for the three months ended September 30, 2000. The net interest margin was 3.67% for the third quarter of 2001, up 37 basis points from the same period last year. Net interest income benefited primarily from lower wholesale funding costs and also from higher loan product margins in the third quarter of 2001 compared to the same period last year.

     Net interest income on a tax-equivalent basis for the nine months ended September 30, 2001 was $401.9 million, an increase of $16.9 million when compared to net interest income of $385.1 million for the nine months ended September 30, 2000. The net interest margin improved by 22 basis points to 3.58% supported primarily by lower wholesale funding costs and also from higher loan product margins. The spread between the yield on earning assets and the rate paid on interest bearing liabilities for the first nine months of 2001 was 2.76%, up 30 basis points compared to the first nine months of 2000.

     The following tables provide additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the three months and nine months ended September 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax-Equivalent Basis)

                                                                                   Three Months Ended
                                                      -----------------------------------------------------------------------
                                                                September 30, 2001                  September 30, 2000
                                                        ----------------------------------  ----------------------------------
                                                         Average                   Yield/    Average                   Yield/
                                                         Balance   Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                        ---------  ------------  --------  ----------  ------------  --------
                                                                               (dollars in millions)
ASSETS
Earning assets:
  Trading account securities........................    $     5.3        $  0.1      2.96%  $     3.9        $  0.1      6.55%
  Money market investments..........................         96.7           0.8      3.43        85.0           1.3      6.69
Investment securities (2):
  Taxable...........................................      3,356.4          50.6      5.98     3,628.7          55.5      6.08
  Tax exempt........................................        463.8           9.1      7.82       449.0           9.0      7.96
  Equity investments................................        302.7           3.9      5.10       255.8           3.3      5.10
                                                        ---------        ------      ----   ---------        ------      ----
    Total investment securities.....................      4,122.9          63.6      6.12     4,333.5          67.8      6.22
                                                        ---------        ------      ----   ---------        ------      ----
Loans held for sale.................................         61.4           1.0      6.16        19.0           0.4      7.89
Loans (net of unearned income) (3):
  Commercial........................................      3,821.5          59.8      6.21     3,749.8          79.1      8.39
  Commercial real estate.............................     2,331.9          40.6      6.91     2,361.3          50.3      8.48
  Residential mortgage..............................        529.3           9.9      7.39       672.7          12.8      7.60
  Retail............................................      2,832.1          55.6      7.79     2,892.1          61.5      8.47
  Commercial leases receivable......................        650.2           7.4      4.51       625.3           7.8      4.99
  Retail leases receivable..........................        276.8           5.0      7.19       383.8           7.0      7.21
  Foreign...........................................        194.9           2.9      5.95       228.0           4.6      7.97
                                                        ---------        ------      ----   ---------        ------      ----
    Total loans.....................................     10,636.7         181.2      6.76    10,913.0         223.1      8.13
                                                        ---------        ------      ----   ---------        ------      ----
      Total earning assets..........................     14,923.0         246.7      6.56    15,354.4         292.7      7.58
Allowance for credit losses.........................       (152.6)                             (157.4)
Cash and due from banks.............................        804.7                               757.3
Other assets........................................      1,972.6                             1,753.6
                                                        ---------                           ---------
    Total assets....................................    $17,547.7                           $17,707.9
                                                        =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand...........................    $    92.9        $  0.2      1.03%  $   121.2        $  0.6      1.95%
  Money market accounts.............................      2,888.8          14.7      2.01     2,507.3          19.6      3.11
  Savings...........................................      1,151.3           4.0      1.38     1,222.2           5.3      1.72
  Other consumer time...............................      2,845.3          38.6      5.38     2,900.7          40.6      5.58
  Large denomination time...........................      1,695.8          17.7      4.14     2,450.0          41.9      6.80
Deposits in foreign banking office..................        219.3           2.1      3.78       340.6           5.5      6.43
                                                        ---------        ------      ----   ---------        ------      ----
      Total interest bearing deposits...............      8,893.4          77.3      3.45     9,542.0         113.5      4.73
                                                        ---------        ------      ----   ---------        ------      ----
Funds purchased.....................................      1,568.0          13.4      3.38     1,303.7          20.6      6.28
Other borrowed funds, short-term....................        442.8           3.7      3.34       574.9           9.0      6.20
Long-term debt......................................      1,004.3          14.3      5.64     1,195.8          22.1      7.37
                                                        ---------        ------      ----   ---------        ------      ----
      Total interest bearing liabilities............     11,908.5         108.7      3.62    12,616.4         165.2      5.21
                                                        ---------        ------      ----   ---------        ------      ----
Noninterest bearing deposits........................      2,811.0                             2,633.9
Other liabilities...................................        774.3                               629.4
Redeemable preferred stock...........................         8.8                                 8.6
Stockholders' equity................................      2,045.1                             1,819.6
                                                        ---------                           ---------
  Total liabilities and stockholders' equity........    $17,547.7                           $17,707.9
                                                        =========                           =========

Net interest income, tax-equivalent basis...........                     $138.0                              $127.5
                                                                         ======                              ======
Net interest spread (4).............................                                 2.94%                               2.37%
Contribution of interest free sources of funds......                                 0.73                                0.93
Net interest margin (5).............................                                 3.67                                3.30

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Average Balances, Interest Yields and Rates and Net Interest Margin
                            (Tax-Equivalent Basis)

                                                                                        Nine Months Ended
                                                            -----------------------------------------------------------------------
                                                                      September 30, 2001                  September 30, 2000
                                                              ----------------------------------  ----------------------------------
                                                               Average                   Yield/    Average                   Yield/
                                                               Balance    Interest (1)  Rate (1)   Balance    Interest (1)  Rate (1)
                                                              ----------  ------------  --------  ----------  ------------  --------
                                                                                      (dollars in millions)
ASSETS
Earning assets:
  Trading account securities..........................       $     5.9        $  0.2      4.52%  $     3.2        $   .2      6.40%
  Money market investments............................            49.7           1.4      3.89        65.7           3.1      6.39
Investment securities (2):
  Taxable.............................................         3,502.6         160.9      6.14     3,666.9         166.9      6.08
  Tax exempt...........................................          465.9          28.0      8.03       432.2          25.7      7.95
  Equity investments..................................           292.2          11.1      5.08       247.3           8.8      4.78
                                                             ---------        ------      ----   ---------        ------      ----
    Total investment securities.......................         4,260.7         200.0      6.28     4,346.4         201.4      6.19
                                                             ---------        ------      ----   ---------        ------      ----
Loans held for sale...................................            49.7           2.4      6.37        19.7           1.1      7.53
Loans (net of unearned income) (3):
  Commercial..........................................         3,752.4         193.7      6.90     3,678.5         222.9      8.09
  Commercial real estate..............................         2,326.8         130.2      7.48     2,354.6         146.0      8.28
  Residential mortgage................................           573.9          32.4      7.56       676.0          38.0      7.51
  Retail..............................................         2,827.9         171.2      8.09     2,912.4         180.9      8.30
  Commercial leases receivable........................           653.7          22.7      4.63       608.1          22.5      4.94
  Retail leases receivable............................           307.2          16.7      7.25       387.8          21.0      7.25
  Foreign.............................................           194.9          10.3      7.09       255.3          13.4      7.03
                                                             ---------        ------      ----   ---------        ------      ----
    Total loans.......................................        10,636.8         577.2      7.26    10,872.7         644.7      7.92
                                                             ---------        ------      ----   ---------        ------      ----
      Total earning assets............................        15,002.8         781.2      6.96    15,307.7         850.5      7.42
Allowance for credit losses...........................          (152.5)                             (157.4)
Cash and due from banks...............................           789.7                               760.5
Other assets..........................................         2,007.8                             1,710.0
                                                             ---------                           ---------
  Total assets........................................       $17,647.8                           $17,620.8
                                                             =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
  Interest bearing demand.............................       $    89.7        $  0.8      1.27%  $   124.5        $  1.8      1.90%
  Money market accounts...............................         2,835.7          52.3      2.47     2,510.0          54.9      2.92
  Savings.............................................         1,144.5          12.7      1.48     1,264.6          16.1      1.70
  Other consumer time.................................         2,883.9         120.6      5.59     2,859.2         115.4      5.39
  Large denomination time.............................         1,953.1          75.5      5.17     2,147.4         104.7      6.51
Deposits in foreign banking office....................           205.5           7.4      4.80       280.7          12.7      6.03
                                                             ---------        ------      ----   ---------        ------      ----
      Total interest bearing deposits.................         9,112.4         269.3      3.95     9,186.4         305.6      4.44
                                                             ---------        ------      ----   ---------        ------      ----
Funds purchased.......................................         1,547.7          50.2      4.33     1,553.8          70.3      6.04
Other borrowed funds, short-term......................           412.2          13.3      4.30       588.2          25.4      5.78
Long-term debt........................................         1,007.5          46.5      6.17     1,195.6          64.1      7.16
                                                             ---------        ------      ----   ---------        ------      ----
      Total interest bearing liabilities..............        12,079.8         379.3      4.20    12,524.0         465.4      4.96
                                                             ---------        ------      ----   ---------        ------      ----
Noninterest bearing deposits..........................         2,761.6                             2,637.3
Other liabilities.....................................           798.2                               663.6
Redeemable preferred stock............................             8.8                                 8.5
Stockholders' equity..................................         1,999.4                             1,787.4
                                                             ---------                           ---------
  Total liabilities and stockholders' equity..........       $17,647.8                           $17,620.8
                                                             =========                           =========
Net interest income, tax-equivalent basis.............                        $401.9                              $385.1
                                                                              ======                              ======
Net interest spread (4)...............................                                    2.76%                               2.46%
Contribution of interest free sources of funds........                                    0.82                                0.90
Net interest margin (5)...............................                                    3.58                                3.36

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Income

        The following table presents the components of noninterest income for the three months ended September 30, 2001 and 2000.

                              Noninterest Income

                                                       Three Months Ended
                                                         September  30,               Net Change
                                                   ---------------------------  -----------------------
                                                     2001         2000            Dollar        Percent
                                                     ----         ----            -----         -------
                                                                   (dollars in thousands)
Service charges on deposit accounts............   $ 28,676       $25,370        $ 3,306           13.0%
Trust and investment advisory fees.............     22,397        22,062            335            1.5
Electronic banking income......................      8,788         7,462          1,326           17.8
Mortgage banking income........................      4,649         2,828          1,821           64.4
Trading income.................................      5,111         5,522           (411)          (7.4)
Consulting income..............................     10,378             -         10,378              -
Other income...................................     24,505        22,560          1,945            8.6
                                                  --------       -------        -------           ----
        Total fees and other income............    104,504        85,804         18,700           21.8
Securities gains, net..........................        338           (29)           367              -
                                                  --------       -------        -------           ----
   Total noninterest income....................   $104,842       $85,775        $19,067           22.2%
                                                  ========       =======        =======           ====


        Allfirst's noninterest income for the quarter ended September 30, 2001 was $104.8 million, a $19.1 million (22.2%) increase from noninterest income for the quarter ended September 30, 2000. Excluding CCS noninterest income which is included under the caption "consulting income", total noninterest income was $94.5 million, representing a $8.7 million increase (10.1%) over the same period last year.

        Deposit service charges were $28.7 million, up $3.3 million (13.0%) from the same quarter last year led by 15% growth in retail deposit service charges and 12% growth in corporate deposit service charges. Retail deposit service charge growth was due primarily to higher levels of non-sufficient funds income resulting from improved fee waiver management and a higher number of retail checking accounts while corporate deposit service charge growth reflected new business and cash management pricing modifications. Trust and investment advisory fees of $22.4 million were up $0.3 million compared to the third quarter of 2000 with growth in corporate trust fees and proprietary management fees. Growth in trust and investment advisory fees (1.5%) was achieved despite a decline in the U.S. equity markets during 2001 and the overall market uncertainty that continues to prevail. Electronic banking income captures fee income from automated teller machines and interchange income from VISA debit card transactions and grew by nearly 18% in the third quarter of 2001 compared to the third quarter of 2000.

        Mortgage banking income for the third quarter of 2001 increased by $1.8 million (64.4%), due to a higher volume of loan origination and mortgage placement fees predominately from Allfirst's commercial mortgage banking operations. Trading income decreased by $0.4 million due to lower proprietary trading. Net of the cost to carry derivative assets (which is included in net interest income), trading income increased $1.3 million. Other income was $24.5 million for the third quarter of 2001 compared to $22.6 million for the third quarter of 2000, an increase of $1.9 million, due primarily to higher standby letter of credit fees of $1.3 million and various increases in other miscellaneous income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Income

        The following table presents the components of noninterest income for the nine months ended September 30, 2001 and 2000.

                              Noninterest Income

                                                                   Nine Months Ended
                                                                     September  30,                Net Change
                                                                 ----------------------            ----------
                                                                    2001          2000        Dollar        Percent
                                                                    ----          ----        ------        -------
                                                                                 (dollars in thousands)
Service charges on deposit accounts.................             $ 82,476      $ 73,958      $ 8,518           11.5%
Trust and investment advisory fees..................               65,638        65,889         (251)          (0.4)
Electronic banking income...........................               24,471        20,803        3,668           17.6
Mortgage banking income.............................               15,375         8,096        7,279           89.9
Trading income......................................               16,599        12,775        3,824           29.9
Consulting income...................................               15,336             -       15,336              -
Other income........................................               68,193        67,832          361            0.5
                                                                 --------      --------      -------          -----
         Total fees and other income................              288,088       249,353       38,735           15.5
Securities gains, net...............................                  759           146          613          419.9
                                                                 --------      --------      -------          -----
    Total noninterest income........................             $288,847      $249,499      $39,348           15.8%
                                                                 ========      ========      =======          =====

        Allfirst's noninterest income for the nine months ended September 30, 2001 was $288.8 million, a $39.3 million (15.8%) increase from noninterest income for the nine months ended September 30, 2000. Excluding CCS noninterest income which is included under the caption "consulting income", total noninterest income was $273.5 million which represents a $24.0 million increase (9.6%) over the same period last year.

        Deposit service charges of $82.5 million were up $8.5 million (11.5%) from the prior year. Retail deposit service charges grew $4.8 million due to a 25% increase in retail non-sufficient funds income. Corporate deposit service charges were up $3.7 million (8.1%) due to new business and cash management product pricing modifications in 2001. Trust and investment advisory fees were $65.6 million, a modest decline of 0.4% considering the weakening in the U.S. equity markets that began in 2000 and the overall market uncertainty that continues to prevail. Electronic banking grew by nearly 18% in 2001 to $24.5 million.

        Mortgage banking income for the first nine months of 2001 increased by $7.3 million (89.9%), due to a higher volume of loan origination and mortgage placement fees predominately from Allfirst's commercial mortgage banking operations. Trading income increased by $3.8 million due to higher proprietary and corporate trading income. Net of the cost to carry derivative assets (which is included in net interest income), trading income was up $3.3 million from the same period in 2000. Other income was $68.2 million for the first nine months of 2001, compared to $67.8 million for the same period last year. Other income included higher bank owned life insurance income of $3.9 million, standby letter of credit fees of $2.1 million, merchant and credit card fees of $1.2 million, and line of credit fees of $1.0 million, offset by lower gains from venture capital activities ($5.2 million) and commercial lease residuals ($2.7 million) that were recognized in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Expenses

        The following table presents the components of noninterest expenses for the three months ended September 30, 2001 and 2000.

                             Noninterest Expenses

                                                          Three Months Ended
                                                            September  30,              Net Change
                                                            --------------              ----------
                                                        2001          2000       Dollar        Percent
                                                        ----          ----       ------        -------
                                                                      (dollars in thousands)
Salaries and other personnel costs...............     $ 86,208      $ 68,850       $17,358           25.2%
Equipment costs..................................       12,301        11,222         1,079            9.6
Occupancy costs..................................        9,629         9,231           398            4.3
Other operating expenses:
  Postage and communications.....................        5,282         5,063           219            4.3
  Advertising and public relations...............        4,204         5,457        (1,253)         (23.0)
  Other operating expenses.......................       25,280        20,234         5,046           24.9
                                                      --------      --------       -------          -----
    Total operating expenses.....................      142,904       120,057        22,847           19.0
Intangible assets amortization expense...........       12,787        11,974           813            6.8
                                                      --------      --------       -------          -----
      Total noninterest expenses.................     $155,691      $132,031       $23,660           17.9%
                                                      ========      ========       =======          =====

        Allfirst's noninterest expenses for the quarter ended September 30, 2001 were $155.7 million, a $23.7 million (17.9%) increase from noninterest expenses for the quarter ended September 30, 2000. Excluding CCS expenses, total noninterest expenses were $145.8 million representing a $13.7 million (10.4%) increase over the same quarter last year.

        Salaries and other personnel costs were $86.2 million for the third quarter of 2001, up $17.4 million (25.2%) from the same quarter last year due to the acquisition of CCS (representing 10% of the increase), expansions in select business lines and revenue based performance incentives. Included in this increase were other personnel costs that increased $2.6 million primarily due to higher pension costs resulting from the negative impact of the financial markets on plan asset values and higher healthcare costs as a result of higher claims volume and increases in medical costs in 2001.

        Equipment costs were $1.1 million higher than the prior year due to higher maintenance costs and depreciation. Advertising and public relations decreased $1.3 million over the same quarter last year as 2000 included several major initiatives focusing on customer retention and cross sell opportunities. Occupancy costs and postage and communications had modest increases.

        Other operating expenses for the third quarter of 2001 were $25.3 million, up $5.0 million (24.9%) from the third quarter of 2000. This increase was due primarily to an increase in deferred compensation expenses of $2.1 million, CCS expenses of $1.6 million, automobile lease residual losses of $1.3 million (including a $0.4 million increase to the automobile lease residual valuation reserve) and external services of $0.6 million, offset by lower provisions for other real estate owned and other assets owned of $1.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Noninterest Expenses

        The following table presents the components of noninterest expenses for the nine months ended September 30, 2001 and 2000.

                             Noninterest Expenses

                                                                      Nine Months Ended
                                                                       September  30,                Net Change
                                                                  ----------------------      -----------------------
                                                                      2001        2000        Dollar          Percent
                                                                      ----        ----        -----           -------
                                                                                  (dollars in thousands)
Salaries and other personnel costs..............................   $241,528     $204,531       $36,997           18.1%
Equipment costs.................................................     35,343       34,154         1,189            3.5
Occupancy costs.................................................     28,100       27,781           319            1.1
Other operating expenses:
  Postage and communications....................................     14,840       15,122          (282)          (1.9)
  Advertising and public relations..............................     11,291       12,415        (1,124)          (9.1)
  Other operating expenses......................................     68,088       57,998        10,090           17.4
                                                                   --------     --------       -------           ----
    Total operating expenses....................................    399,190      352,001        47,189           13.4
Intangible assets amortization expense..........................     35,965       35,810           155            0.4
                                                                   --------     --------       -------           ----
      Total noninterest expenses................................   $435,155     $387,811       $47,344           12.2%
                                                                   ========     ========       =======           ====

        Allfirst's noninterest expenses for the nine months ended September 30, 2001 were $435.2 million, a $47.3 million (12.2%) increase from the same period in 2000. Excluding CCS expenses, total noninterest expenses were $421.2 million representing a $33.4 million (8.6%) increase over the same period last year.

        Salaries and other personnel costs were $241.5 million for the first nine months of 2001, up $37.0 million (18.1%) from the same period last year due to the acquisition of CCS (representing 5% of the increase), expansions in select business lines and revenue based performance incentives. Included in this increase were other personnel costs that were up $13.2 million with the most significant increases in pension and healthcare costs. Pension costs were $4.0 million higher in 2001 due to the negative impact of the financial markets on plan asset values. Healthcare costs were up $6.9 million due to higher claims volume and medical costs in 2001.

        Equipment costs were $1.2 million higher than the prior year due to higher maintenance costs and depreciation. Advertising and public relations decreased $1.1 million over same period last year as 2000 included several major initiatives focusing on customer retention and cross sell opportunities.

        Other operating expenses were $68.1 million, up $10.1 million from the first nine months of 2000. Other expenses included higher automobile lease residual losses of $2.9 million (including a $1.2 million increase to the automobile lease residual valuation reserve), CCS expenses of $2.3 million, higher deferred compensation expenses of $2.0 million, external services costs of $1.7 million, professional fees of $1.0 million and charitable contributions of $0.8 million, offset by modest declines in other miscellaneous expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ANALYSIS OF FINANCIAL CONDITION

     Allfirst's total assets at September 30, 2001 were $17.7 billion, a $695 million decrease from total assets of $18.4 billion at December 31, 2000. This decrease was primarily due to a reduction in the investment portfolio of $307 million and lower loan balances of $140 million. Short-term investments and loans held for sale were down $50 million and cash balances were down $121 million. Other assets decreased by $120 million primarily due to a decrease in the fair value of derivative and forward contracts held.

     Investment securities available for sale at September 30, 2001 were $4.1 billion with net unrealized gains of $40.8 million compared to net unrealized losses of $23.1 million at December 31, 2000. The taxable equivalent yield on the entire securities portfolio for the nine months ended September 30, 2001 was 6.28% compared to 6.19% for the first nine months of 2000. Investment securities sold in the first nine months of 2001 totaled $1.1 billion and generated pretax gains of $0.8 million. During the first nine months of 2001, Allfirst purchased $1.6 billion of investment securities partially offsetting $0.9 billion of maturities, calls and paydowns of securities and the $1.1 billion of securities sold.

     Total loans, net of unearned income, were $10.8 billion at September 30, 2001, a decrease of $140 million from December 31, 2000. This decrease reflects Allfirst's on-going decision to curtail its exposure to residential mortgage, indirect retail lending and indirect retail leasing. Loan balances excluding curtailed businesses increased $308 million compared to December 31, 2000. Retail loans, excluding indirect lending, were up $212 million due to strong growth in Allfirst's home equity product lines. The commercial loan portfolio, excluding commercial overdrafts, grew $178 million due primarily to the purchase of a $161 million commercial loan portfolio in August 2001.

     Allfirst's commercial real estate portfolio represents loans secured primarily by commercial real estate property. Commercial real estate loans of $2.4 billion were up slightly from year end levels and comprised 22% of the total loan portfolio at September 30, 2001. Allfirst continues to emphasize relationship lending with a focus on quality investor real estate products and owner-occupied properties within Allfirst's geographical market place. As of September 30, 2001, approximately $1.0 billion or 40% of the commercial real estate portfolio was secured by owner-occupied properties, compared to 43% at December 31, 2000.

     Total deposits as of September 30, 2001 were $11.6 billion compared to $12.7 billion at December 31, 2000. This decrease was due primarily to a $1.1 billion reduction in non-core deposits (large denomination time deposits and interest bearing deposits in foreign banking office) resulting from a decrease in the investment portfolio and a change in the mix of wholesale funding (non-core deposits, federal funds purchased and securities sold under repurchase agreements, other short-term borrowed funds). Core deposits were unchanged from year end levels. Core deposits generated from retail customers were up from year end levels driven by Allfirst's The Money Fund Alternative (TMFA) product. Core deposit balances generated from corporate customers were down from year end levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Asset Quality

     Nonperforming assets were $87.9 million at September 30, 2001, compared to $107.5 million at December 31, 2000, a decrease of $19.6 million. During the first nine months of 2001, nonaccrual loans decreased $6.5 million. Additions to nonaccrual loans in the first nine months of 2001 aggregated $55.8 million. These additions were offset by reductions in nonaccrual loans totaling $62.3 million, comprised of loan sales, paydowns and payoffs of nonaccrual loans totaling $36.6 million, charge-offs of $13.1 million, loans returned to accrual status of $8.4 million and transfers to other real estate and other assets owned of $4.2 million. The decrease in nonaccrual loans included the sale of a $6.6 million loan to a healthcare provider and the $17.4 million reduction of a $20 million syndicated commercial loan to a financial services provider through sale, paydown, and partial charge-off, offset by increases in several other commercial loan relationships.

     At September 30, 2001, Allfirst's total international maritime exposure was $171.8 million, including loans, leases and letters of credit of $148.1 million, $5.6 million in other foreign maritime assets, and $18.1 million in unfunded loan commitments, letters of credit and risk participations. Total international maritime exposure was $191 million at September 30, 2000. Nonperforming assets at September 30, 2001 included no nonaccrual foreign maritime loans and $5.6 million in other nonperforming maritime assets compared to $0.5 million in nonaccrual foreign maritime loans and $15.5 million in other nonperforming maritime assets at December 31, 2000.

     The process of establishing and managing the allowance with respect to Allfirst's commercial portfolios begins when a loan officer initially assigns each loan or lease a risk grade, based on a ten-point numerical scale and using established credit criteria. Risk grades are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience; adjustment factors that are considered include: the levels and trends in past due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures; changes in underwriting; and the experience and depth of lending management. Historical factors by risk grade are carefully adjusted each quarter based on documentation reflective of management's seasoned judgement. Management also evaluates credit risk concentration, including trends in large dollar exposures to related borrowers, shared national credit exposure and industry concentrations. Experience has demonstrated that concentration risk has the potential to increase loan loss risk when influenced by external industry factors. All nonaccrual and classified loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve. During 2000, management introduced enhancements to support the calculation of the general reserves for loans and leases in the commercial portfolios not specifically reserved. Each risk grade is assigned a graduated risk factor based on the probability of default and loss in the event of default reflective of historical loss rates over a full economic cycle. The cycle currently being used starts with the last recessionary period that began in 1990. Management believes that use of the graduated risk factors allows it to refine further the determination of the allowance for this group of loans.

     From December 31, 2000 to September 30, 2001, total allocated reserves increased by $20.2 million due primarily to increasing criticized exposure, higher specific reserves in the commercial portfolio and the impact of the slowing regional and national economy. Continuing strong asset quality balanced with some weakening in the regional commercial real estate markets resulted in marginally higher reserves for the commercial real estate portfolio. Additional reserves for the aircraft portfolio contributed to a net increase in allocations to the commercial leasing portfolio. Reserves for the retail portfolios decreased by $0.7 million. Lower reserves for indirect loans and leases reflected lower outstanding balances, offset somewhat by increasing loss rates on these portfolios; Allfirst curtailed its indirect auto leasing and lending business in late 2000. Changes in reserves for other retail portfolios were minimal, reflecting stable and strong asset quality.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The provision for loan and lease losses for the first nine months of 2001 was $21.4 million, a decrease of $1.7 million from the $23.1 million provision for the first nine months of 2000. The decrease was primarily the result of lower foreign maritime and retail net charge-offs, offset by increases in commercial and commercial real estate net charge-offs.

     The following table details information on the allowance for credit losses and net charge-offs for the nine months ended September 30, 2001 and 2000 and nonperforming assets at September 30, 2001 and December 31, 2000.

                            Asset Quality Analysis

ALLOWANCE FOR CREDIT LOSSES

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                           2001         2000
                                                                                         --------     --------
                                                                                            (in thousands)
Beginning balance.................................................................       $152,539     $157,351
Provision for credit losses.......................................................         21,421       23,077
Net charges-offs..................................................................        (21,421)     (23,077)
                                                                                         --------     --------
   Ending balance.................................................................       $152,539     $157,351
                                                                                         ========     ========

NET CHARGE-OFFS (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans..................................................................      0.37%        0.34%
Commercial real estate loans......................................................      0.02            -
Residential mortgages.............................................................      0.34         0.30
Retail loans......................................................................      0.37         0.38
Commercial leases receivable......................................................     (0.06)        0.03
Retail leases receivable..........................................................      0.82         0.60
Foreign loans.....................................................................     (0.16)        1.01
                                                                                       -----         ----
   Total..........................................................................      0.27%        0.28%

NONPERFORMING ASSETS

                                                                                     September 30,   December 31,
                                                                                         2001           2000
                                                                                       --------       --------
                                                                                            (in thousands)
Nonaccrual loans:
Domestic:
   Commercial.....................................................................       $45,808     $ 52,231
   Commercial real estate.........................................................         4,351        6,728
   Residential mortgage...........................................................        14,304       17,432
   Commercial lease receivable....................................................         7,003        1,712
Foreign...........................................................................         2,070        1,928
                                                                                         -------     --------
      Total nonaccrual............................................................        73,536       80,031
Other real estate and assets owned (1)............................................         8,837       11,993
Other nonperforming maritime assets...............................................         5,573       15,515
                                                                                         -------     --------
      Total nonperforming assets..................................................       $87,946     $107,539
                                                                                         =======     ========
Accruing loans contractually past due 90 days or more as to principal or
  interest........................................................................       $41,473     $ 33,330
                                                                                         =======     ========

____________________
(1) Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ASSET QUALITY RATIOS

                                                                                     September 30,  December 31,
                                                                                         2001          2000
                                                                                        ------        ------
Nonperforming assets as a percentage of :
  Total loans, net of unearned income plus other foreclosed assets owned...........        0.82%        0.98%
Allowance for credit losses as a percentage of :
  Period end loans.................................................................        1.42         1.40
  Nonperforming loans..............................................................      207.43       190.60

     With the exception of an aircraft leveraged lease portfolio representing less than 1% of total loans and leases, Allfirst does not have a material exposure to industries directly effected by the events of September 11, 2001. However, those events are expected to have an adverse effect on what was already a weakening U.S. economy for the rest of 2001 and into 2002. As a result, the credit quality of Allfirst's loan and lease portfolio may decline from September 30 levels.


CAPITAL ADEQUACY AND RESOURCES

     Allfirst's capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. At September 30, 2001, Allfirst's Tier 1 risk based capital ratio was 10.10% ($1.6 billion of Tier 1 capital) and its total risk based capital ratio was 13.01% ($2.0 billion of total risk based capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for credit losses, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

     Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table at September 30, 2001, Allfirst and its principal banking subsidiary were "well capitalized" as defined by regulatory authorities.

                            Capital Adequacy Ratios


                                                                                 Regulatory Capital Ratios
                                                                                 -------------------------
                                                                           Tier 1          Total        Leverage
                                                                        -------------  -------------  -------------
Allfirst..............................................................       10.10%         13.01%          9.64%
Allfirst Bank.........................................................        9.59          11.66           8.81
Regulatory Guidelines:
  Minimum.............................................................        4.00           8.00           3.00
  Well Captalized.....................................................        6.00          10.00           5.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY

     Dividends from subsidiaries are the primary source of funds for the debt service requirements of Allfirst Financial Inc. Dividends from subsidiaries totaled $143.9 million for the nine months ended September 30, 2001. Management is confident that the earnings and dividend capacity of its subsidiary banks will be adequate to service interest obligations on the long-term debt of Allfirst. Dividends were paid by Allfirst in the amounts of $46.4 million and $48.0 million as of March 30, 2001 and August 30, 2001, respectively, to its sole common shareholder, Allied Irish Banks, p.l.c. ("AIB").


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

Interest Rate Risk Management

     Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At September 30, 2001, the interest rate risk position of Allfirst had not changed significantly from the risk position at December 31, 2000 and Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

Fixed Income, Derivative and Foreign Exchange Risk Management

     Allfirst maintains active securities, derivatives trading, and foreign exchange trading positions to service the needs of its customers as well as for its own trading account. There has been no material change in the market risk of these portfolios during the nine months of 2001.


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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K


There were no reports on Form 8-K filed during the quarter ended September 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Allfirst Financial Inc.

November 14, 2001                    By  /s/ Maurice J. Crowley
                                     --------------------------
                                     Executive Vice President and Chief
                                     Financial Officer

November 14, 2001                    By  /s/ Robert L. Carpenter, Jr.
                                     --------------------------------
                                     Executive Vice President and Controller