Form 10-K405
period 2001-12-31
ALLFIRST FINANCIAL INC
filed 2002-04-01
CIK 36510

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-7273

                             ----------------------

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

                                  410-244-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
           None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                 Yes [X] No [ ]

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

Documents incorporated by reference: Portions of the registrant's definitive Information Statement which will be filed on or about April 2, 2002 are incorporated herein by reference in response to Part III of this report.

================================================================================

                                TABLE OF CONTENTS
                                                                                                   Page
                                                                                                   ----
              Explanatory Statement.............................................................      1
PART I
Item 1--      Business..........................................................................      1
Item 2--      Properties........................................................................      4
Item 3--      Legal Proceedings.................................................................      4
Item 4--      Submission of Matters to Security Holders.........................................      4

PART II
Item 5--      Market for Registrant's Common Equity and Related Stockholder Matters.............      4
Item 6--      Selected Consolidated Financial Data..............................................      5
Item 7--      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.....................................................................     15
Item 7a--     Quantitative and Qualitative Disclosures About Market Risk........................     54
Item 8--      Financial Statements and Supplementary Data:
                 Allfirst Financial Inc. and Subsidiaries:
                    Consolidated Statements of Income (Loss)....................................     55
                    Consolidated Statements of Condition........................................     56
                    Consolidated Statements of Changes in Stockholders' Equity..................     57
                    Consolidated Statements of Cash Flows.......................................     58
                    Notes to Consolidated Financial Statements..................................     59
                    Report of Management........................................................    102
                    Report of Independent Accountants...........................................    103
Item 9--      Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.....................................................................    104

PART III
Item 10--     Directors/1/ and Executive Officers of the Registrant.............................    104
Item 11--     Executive Compensation /1/
Item 12--     Security Ownership of Certain Beneficial Owners and Management /1/
Item 13--     Certain Relationships and Related Transactions /1/

PART IV
Item 14--     Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
              Financial Statement Schedules.....................................................    105
              Exhibits..........................................................................    105
              Reports on Form 8-K...............................................................    106
Signatures    ..................................................................................    107

----------
/1/ Incorporated by reference to portions of the Registrant's Definitive Information Statement which will be filed on or about April 2, 2002.

                              EXPLANATORY STATEMENT

     On February 6, 2002, Allfirst Financial Inc. and subsidiaries ("Allfirst") announced that its parent, Allied Irish Banks, p.l.c. ("AIB"), was undertaking a full investigation into fraudulent foreign exchange trading activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the fraudulent activities were disclosed by Allfirst in an earnings release dated February 20, 2002. Such losses were $691.2 million pretax ($449.3 million after tax) and related to years from 1997 to 2002.

     The results of the investigation (the "Ludwig Report") were reported to the AIB and Allfirst Boards of Directors on March 12, 2002 and released to the public on March 14, 2002. The Ludwig Report found that an Allfirst employee had engaged in fraudulent foreign exchange trading activities over a period of five years. The Ludwig Report confirmed the losses disclosed on February 20, 2002. A description of the losses arising from the fraudulent activities, the main findings of the Ludwig Report, and actions taken by the AIB and Allfirst Boards after a review of the Ludwig Report, are presented in more detail under the "Subsequent Event: Fraudulent Foreign Exchange Trading Activities" section of Management's Discussion and Analysis. The fraudulent trading activities and the resulting losses are referred to from time to time in this report as the "Fraudulent Activities" and the "Fraud Losses", respectively, and proprietary foreign exchange trading losses are referred to as "FX Losses". FX Losses include both authentic and fraudulent trading activity.

     As a result of the FX Losses, which are also discussed in Notes 20 and 21 of the Notes to the Consolidated Financial Statements, Allfirst has restated the financial statements for 2000 and 1999 included in this Report. In addition,
Item 6, Selected Consolidated Financial Data reflects the effects of restatements for the years 1997 and 1998 as well as for the years 1999 and 2000. Page 50 reflects restated Quarterly Financial Data for the years 2001, 2000, and 1999.

                                     PART I

Item 1. Business

     Allfirst Financial Inc. ("Allfirst parent company") is a bank holding company with its headquarters in Baltimore, Maryland. At December 31, 2001, Allfirst had consolidated total assets of $18.8 billion, total deposits of $13.1 billion, and total stockholders' equity of $1.7 billion. Allfirst provides comprehensive corporate, commercial, correspondent and retail banking services, personal and corporate trust services and related financial products and services to individuals, businesses, governmental units and financial institutions primarily in Maryland, Washington, D.C., northern Virginia, south central Pennsylvania and Delaware. Allfirst serves customers through a network of 260 full service branch offices and 595 automated teller machines.

     Allfirst is a wholly owned subsidiary of AIB, an Irish banking corporation whose securities are traded on the Dublin, London and New York Stock Exchanges. AIB is registered as a bank holding company in the United States and is the largest banking corporation organized under the laws of Ireland, based upon total assets at December 31, 2001. At December 31, 2001, AIB and its subsidiaries (collectively, "AIB Group") had total assets of approximately $78.3 billion. AIB Group provides a full range of banking, financial and related services principally in Ireland, the United States, the United Kingdom and in Poland.

     The assets of Allfirst Bank at December 31, 2001 accounted for approximately 94% of Allfirst's consolidated total assets. In addition to domestic banking services, Allfirst Bank, a wholly owned subsidiary of Allfirst, conducts international activities at its Baltimore headquarters through a Cayman Island branch and through correspondent accounts maintained with approximately 30 foreign banks. Allfirst Bank offers investment and securities brokerage services through Allfirst Brokerage Corporation, a brokerage subsidiary, and Allied Investment Advisors, Inc., which serves as investment advisor to the ARK Funds, a family of proprietary mutual funds, as well as serving institutional investors. Consulting services to the Not-for-Profit sector worldwide are offered through Allfirst Bank's subsidiary, Community Counselling Services Co., Inc. Additionally, Allfirst Bank provides customized custody solutions for both corporate and individual clients through Allfirst Trust Co. N.A. and Allfirst Trust Co. of Pennsylvania N.A.

     Allfirst operates various other subsidiaries, including Allfirst Financial Center N.A., a national bank ("Allfirst Financial Center", and together with Allfirst Bank, the "Banks"); Allfirst Leasing Corporation, a commercial finance company specializing in equipment financing; Allfirst Mortgage Corporation, a multi-family commercial real estate lender; and Zirkin-Cutler Investments, Inc., an investment management firm.

     Allfirst's business segments are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable segments are Regional Banking, Capital Markets, Asset Management, and Treasury. Additional information on business segments is presented on page 47 and in Note 17 of the Notes to Consolidated Financial Statements.

Competition

     The market for banking and bank-related services is highly competitive. Passage of financial modernization legislation in November 1999, which removed barriers to affiliation among banks, broker-dealers and insurance companies, increased competition in these markets. Allfirst and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, consumer finance companies, credit unions, money market and other mutual funds, mortgage companies, insurance companies, and a growing list of other local, regional and national institutions that offer financial services. Mergers between financial institutions within Maryland and in neighboring states have added competitive pressure. Allfirst competes by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Allfirst regularly reviews various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

Supervision and Regulation

     The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of Allfirst. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described.

     The Allfirst parent company is a bank holding company registered under the Bank Holding Company Act, and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "FRB").

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

     Federal law regulates transactions among Allfirst, including the amount of banking affiliates' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of Allfirst's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon and restricting investments and other activities.

     A fundamental principle underlying the FRB's supervision and regulation of bank holding companies is that bank holding companies should act as a source of financial strength to, and commit resources to support, each of their subsidiary banks. Subsidiary banks are in turn to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

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

Dividends

     The Allfirst parent company is a legal entity separate and distinct from the Banks and its other subsidiaries, although its principal source of cash revenues is dividends from the Banks. Various Federal and state laws and regulations limit the amount of dividends the Banks can pay to the Allfirst parent company without regulatory approval.

     The approval of a bank's primary federal regulator is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, Allfirst Bank may pay dividends only out of undivided profits unless State of Maryland bank regulatory approval is obtained, and Allfirst Financial Center may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

     Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 2002, Allfirst Bank had no retained earnings available to pay dividends to the Allfirst parent company due to the Fraud Losses as noted under the Explanatory Statement. It is unlikely that Allfirst Bank will have retained earnings available to pay dividends until the fourth quarter of 2002. At January 1, 2002, Allfirst Financial Center had $0.2 million of retained earnings available to pay dividends to Allfirst. In order to meet its cash obligations in excess of any dividends from subsidiaries in 2002, Allfirst will need to rely on alternative sources of funding.

Monetary Policy

     Allfirst is affected by monetary policies of regulatory authorities, including the FRB, who regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques of monetary policy available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowing, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Allfirst cannot be predicted.

Employees

     As of December 31, 2001, Allfirst employed 5,773 full-time equivalent employees. Management of Allfirst considers relations with its employees to be satisfactory.

Item 2. Properties

     The following describes the location and general character of the principal offices and other materially important physical properties of Allfirst and its subsidiaries.

     Allfirst is a major tenant in a building located at 25 South Charles Street, Baltimore, Maryland, occupying approximately 82% of the 343,000 square feet of office space available in the building as of December 31, 2001. Allfirst's lease for the space expires in 2006, with a renewal option to the year 2011. During 2001, the annual rental for the space less amounts received on subleases to others was approximately $4.6 million. At specified times during the tenancy, Allfirst has the option to purchase the building.

     Allfirst is the sole tenant at First Center located at 110 South Paca Street, Baltimore, Maryland. The building contains 267,000 square feet of office space and houses certain staff and operations functions of Allfirst. The current lease term expires on December 31, 2011. During 2001, the annual base rental for the space was approximately $2.6 million. Allfirst is a limited partner with a 0.2% operating interest and a 50% residual interest in the limited partnership which owns the building.

     Allfirst Financial Center, located at Mitchell Street, Millsboro, Delaware is owned by Allfirst. The building, acquired in 1981, contains approximately 300,000 square feet of space, sits on approximately 60 acres of land, and houses certain retail operation functions of Allfirst.

     One South Market Square Office Tower located at 213 Market Street, Harrisburg, Pennsylvania is also owned by Allfirst. The building contains approximately 185,000 square feet of office space. In addition to the above office space, Allfirst owns and leases office space in various other office buildings and locations.

Item 3. Legal Proceedings

     Allfirst and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of management, based on its review with counsel of the development of these matters to date, except for the matters discussed below, disposition of all pending litigation will not materially affect the consolidated financial position, results of operations or liquidity of Allfirst and its subsidiaries.

     On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Southern District of New York by Walter P. Linn against AIB, Allfirst and several current and former officers of Allfirst and Allfirst Bank. Mr. Linn purports to represent a class of all purchasers of the securities of AIB from January 1, 2001 through February 6, 2002 (excluding the named defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the Fraud Losses. Allfirst is aware of at least one other effort to file another similar lawsuit in the United States District Court for the Southern District of New York.

     Demand also has been made on AIB and Allfirst to initiate an action against the current and former members of the Board of Directors and the Senior Executive Officers of both AIB and Allfirst Bank to recover the FX trading losses.

     The likely disposition of the lawsuit and the demand and their effect on Allfirst cannot be determined at this time.

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

Item 6.  Selected Consolidated Financial Data

     The following selected financial data for years 2001, 2000 and 1999 is derived from the audited financial statements of Allfirst. The selected financial data for the years 1997 - 2000 has been restated as a result of the findings from the investigation into the Fraudulent Activities that were mentioned in the Explanatory Statement and discussed more fully both on Page 15 and in Notes 20 and 21 of the Notes to Consolidated Financial Statements.

                                                                                        Years ended December 31,
                                                                                        ------------------------
                                                                                                           Unaudited    Unaudited
                                                                                      2000        1999       1998         1997
                                                                                       As          As         As           As
                                                                          2001      Restated    Restated   Restated    Restated/1/
                                                                        ---------   ---------   --------   ---------   -----------
Summary of Operations (in thousands):
   Net interest income ..............................................   $ 520,085   $ 495,227   $536,450    $542,228    $495,744
   Provision for loan and lease losses ..............................      28,575      28,540     34,150      34,297      32,017
                                                                        ---------   ---------   --------    --------    --------
   Net interest  income after  provision  for loan and lease losses..     491,510     466,687    502,300     507,931     463,727
   Noninterest income:
      FX Losses/2/...................................................    (365,020)   (202,065)   (45,191)    (10,684)    (28,099)
      Other noninterest income ......................................     391,694     339,114    307,005     433,443     316,063
                                                                        ---------   ---------   --------    --------    --------
   Total noninterest income .........................................      26,674     137,049    261,814     422,759     287,964
   Noninterest expenses .............................................     589,281     534,972    532,840     600,527     545,338
                                                                        ---------   ---------   --------    --------    --------
   Income (loss) before income taxes ................................     (71,097)     68,764    231,274     330,163     206,353
   Income taxes (benefit) ...........................................     (34,730)     21,071     84,536     120,118      74,103
                                                                        ---------   ---------   --------    --------    --------
   Net income (loss) ................................................     (36,367)     47,693    146,738     210,045     132,250
   Dividends declared on preferred stock.............................         414         414      5,765      12,225      12,225
                                                                        ---------   ---------   --------    --------    --------
   Net income (loss) to common stockholders .........................   $ (36,781)  $  47,279   $140,973    $197,820    $120,025
                                                                        =========   =========   ========    ========    ========
Average Balances (in millions):
   Total assets .....................................................   $  17,539   $  17,498   $ 17,549    $ 17,030    $ 14,120
   Loans, net of unearned income ....................................      10,646      10,874     10,656      10,214       8,359
   Core deposits ....................................................       9,767       9,390      9,768      10,169       8,387
   Deposits .........................................................      11,917      11,994     11,969      11,961       9,570
   Long-term debt ...................................................       1,008       1,180      1,000         686         595
   Common stockholders' equity ......................................       1,736       1,698      1,743       1,784       1,430
   Stockholders' equity .............................................       1,736       1,698      1,820       1,929       1,575
Balances at December 31 (in millions):
   Total assets .....................................................   $  18,818   $  17,984   $ 17,417    $ 18,253    $ 17,763
   Loans, net of unearned income ....................................      10,754      10,909     10,781      10,564      10,084
   Other assets .....................................................         783         809        504         456         601
   Core deposits ....................................................      10,842       9,816      9,520      10,910      10,553
   Deposits .........................................................      13,070      12,678     12,143      12,257      12,464
   Long-term debt ...................................................       1,010         996      1,195         856         706
   Other liabilities ................................................       1,377         889        671         572         535
   Common stockholders' equity ......................................       1,656       1,757      1,765       1,839       1,709
   Stockholders' equity .............................................       1,656       1,757      1,765       1,984       1,854
Key Ratios:
   Return on average assets .........................................       (0.21)%      0.27%      0.84%       1.23%       0.94%
   Return on average common stockholders' equity ....................       (2.12)       2.78       8.09       11.09        8.39
   Return on  average  total  stockholders'  equity .................       (2.09)       2.81       8.06       10.89        8.39
   Capital to risk-adjusted assets:
      Tier 1 ........................................................        6.96        8.36       9.11        9.20        8.11
      Total .........................................................       10.59       11.94      12.86       12.48       11.76
   Tier 1 leverage ratio ............................................        6.56        7.65       8.12        8.26        7.11
   Net interest margin (FTE) ........................................        3.57        3.35       3.60        3.79        4.07
   Cost / income (FTE) ..............................................      104.53       82.43      65.52       61.31       68.67
   Net chargeoffs to average loans, net of unearned income ..........        0.27        0.31       0.32        0.36        0.48
   Allowance for loan and lease losses to loans,
      net of unearned income ........................................        1.42        1.40       1.46        1.49        1.67
   Nonperforming assets to loans, net of unearned
      income plus other foreclosed assets owned .....................        0.82        0.98       0.74        0.95        0.80

/1/ Allfirst acquired Dauphin Deposit Corporation ("DDC") on July 8, 1997. Results of operations for the year ended December 31, 1997 are not comparable to the results of operations in other years presented. DDC's results of operations have been included in Allfirst's results since July 1, 1997.
/2/ Amounts represent total FX Losses. These amounts include proprietary FX trading income recognized previously and thus differ from the current report on Form 8-K dated February 20, 2002 which consisted of losses arising from Fraudulent Activities only. The term "FX Losses" means all FX trading losses both authentic and Fraud Losses.

LOSSES ARISING FROM PROPRIETARY FOREIGN EXCHANGE TRADING ACTIVITIES

The following terms are used to describe the losses arising from the fraudulent proprietary foreign exchange trading activities and other commonly used descriptions throughout this current report on Form 10-K.

.. Fraudulent proprietary foreign exchange trading activities                       ="Fraudulent Activities"
.. Losses arising from fraudulent proprietary foreign exchange trading activities   ="Fraud Losses"
.. Trading income (loss) - proprietary foreign exchange                             ="FX Losses"
.. Fair value - foreign exchange option purchased                                   ="FX Option Asset"
.. Fair value - foreign exchange option written                                     ="FX Option Liability"
.. Foreign exchange                                                                 ="FX"

     The Fraud Losses resulted from two types of transactions that appeared to offset realized losses on authentic FX spot and forward transactions at Allfirst Bank. The first type consisted of the recording of fictitious FX Option Assets. Assets were recorded through a series of fictitious transactions that effectively recognized an FX Option Asset with an offsetting credit to FX trading income. These fictitious options also tended to give the appearance that the real FX spot and forward positions were hedged. The second type consisted of actual FX Option Liabilities that were initially recorded as liabilities and then, through a series of fictitious transactions, effectively were recognized as closed transactions. The closing of these transactions through a reduction of the FX Option Liability resulted in unrecorded liabilities with an offsetting credit to FX trading income.

     A more detailed description of these types of transactions can be found in the Ludwig Report that was presented to the AIB and Allfirst Boards of Directors on March 12, 2002 and released to the public on March 14, 2002. This report is incorporated by reference as an exhibit to a current report on Form 8-K filed by Allfirst on March 15, 2002.

     Statement of Financial Condition line items affected by the Fraud Losses are other assets (FX Option Asset, Due from Brokers-FX Options and taxes receivable), other liabilities (FX Option Liability, Due to Brokers-FX Options and taxes payable), and retained earnings. Statement of Income line items affected by the Fraud Losses are trading income (a component of noninterest income), income taxes, and net income.

     In order to correct the misstatements to the consolidated financial statements as a result of the Fraud Losses, Allfirst has restated components of the Statement of Financial Condition, the Statement of Income, the Statement of Changes in Stockholders' Equity, the Statement of Cash Flows, and selected Notes to Consolidated Financial Statements. The following tables show the impact of the restatements on each of these components by year. However, adjustments related to 2001 are included in the "as originally reported" section, since full year 2001 financial results had not been previously disclosed.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

     Other assets were reduced by $293.2 million and $300.8 million in 2001 and 2000, respectively, as a result of the deletion of fictitious FX Option Assets. The adjustments for 2001 are included in the "as originally reported" section, since this data had not been previously reported. Other liabilities were increased in 2001 to reflect unrecorded FX Option Liabilities of $380.8 million. The balances in both Due To Brokers-FX Options and Due From Brokers-FX Options were overstated by $5.0 million and $188.3 million in 2001 and 2000, respectively. Since both sides of the Statement of Condition were overstated by offsetting amounts, the adjustments to these accounts did not affect the Statement of Income. No unrecorded FX Option Liabilities were identified prior to 2001. In addition to adjustments related to FX option transactions, other assets and other liabilities were also affected by the restatement of income taxes receivable and payable. The effect of restatements to the Statement of Income resulted in an overstatement of retained earnings by $438.1 million and $195.5 million at December 31, 2001 and December 31, 2000, respectively.

                                                                                        December 31,
                                                                                        ------------

                                                                                                     Unaudited   Unaudited
                                                                   2001        2000        1999        1998        1997
                                                                 ---------   ---------   ---------   ---------   ---------
                                                                                       (in millions)
As Originally Reported:
   Other assets ..............................................   $   782.9   $ 1,233.0   $   594.0   $   497.7   $   630.3
   Total assets ..............................................    18,817.9    18,407.9    17,507.3    18,294.9    17,792.4
                                                                 =========   =========   =========   =========   =========

   Other liabilities .........................................     1,376.6     1,117.1       702.2       586.1       545.7
   Retained earnings .........................................       971.9     1,298.8     1,252.6     1,170.6     1,021.9
   Total stockholders' equity ................................     1,655.5     1,952.1     1,823.0     2,011.3     1,872.9
   Total liabilities, redeemable preferred stock, minority
      interest and stockholders' equity ......................   $18,817.9   $18,407.9   $17,507.3   $18,294.9   $17,792.4
                                                                 =========   =========   =========   =========   =========

Restatement Adjustments:
   Other assets:
      FX option asset ........................................   $      --   $  (300.8)  $   (89.8)  $   (41.6)  $   (29.1)
      Due from Brokers-FX Options.............................          --      (188.3)         --          --          --
      Income taxes receivable ................................          --        65.0          --          --          --
                                                                 ---------   ---------   ---------   ---------   ---------
   Total other assets ........................................          --      (424.1)      (89.8)      (41.6)      (29.1)
   Total assets ..............................................   $      --   $  (424.1)  $   (89.8)  $   (41.6)  $   (29.1)
                                                                 =========   =========   =========   =========   =========

   Other liabilities:
      FX option liability ....................................   $      --   $      --   $      --   $      --   $      --
      Due to Brokers-FX Options...............................          --      (188.3)         --          --          --
      Income taxes payable ...................................          --       (40.3)      (31.4)      (14.5)      (10.2)
                                                                 ---------   ---------   ---------   ---------   ---------
   Total other liabilities ...................................          --      (228.6)      (31.4)      (14.5)      (10.2)

   Retained earnings .........................................          --      (195.5)      (58.4)      (27.0)      (18.9)
   Total stockholders' equity ................................          --      (195.5)      (58.4)      (27.0)      (18.9)
   Total liabilities, redeemable preferred stock, minority
      interest and stockholders' equity ......................   $      --   $  (424.1)  $   (89.8)  $   (41.6)  $   (29.1)
                                                                 =========   =========   =========   =========   =========

As Restated:
   Other assets ..............................................   $   782.9   $   808.9   $   504.2   $   456.1   $   601.2
   Total assets ..............................................    18,817.9    17,983.8    17,417.5    18,253.4    17,763.3
                                                                 =========   =========   =========   =========   =========

   Other liabilities .........................................   $ 1,376.6   $   888.5   $   670.7   $   571.6   $   535.5
   Retained earnings .........................................       971.9     1,103.3     1,194.3     1,143.5     1,002.9
   Total stockholders' equity ................................     1,655.5     1,756.6     1,764.7     1,984.3     1,853.9
   Total liabilities, redeemable preferred stock, minority
      Interest and stockholders' equity ......................   $18,817.9   $17,983.8   $17,417.5   $18,253.4   $17,763.3
                                                                 =========   =========   =========   =========   =========

CONDENSED STATEMENTS OF INCOME / REVENUE FROM TRADING ACTIVITIES

     The following table presents condensed information from the Statements of Income as well as revenues from trading activities as disclosed in Note 16:
Derivative Financial Instruments and Lending Activities of the Notes to Consolidated Financial Statements. Trading income was overstated as a result of the fictitious FX Option Assets and the unrecorded FX Option Liabilities. The overstatement of trading income aggregated $674.0 million as of December 31, 2001, with $300.7 million of this overstatement attributable to years 2000 and prior and $373.3 million attributable to the year 2001. No other line items within income before income taxes were affected by the restatements.

     The overstatement of trading income resulted in an overstatement of income tax expense and either an overstatement of income taxes payable (both current and deferred) or an understatement of income taxes receivable (both current and deferred). Based on an internal tax analysis, the restatement adjustments have been tax effected at a rate of 35.0%. Net income was overstated as a result of the Fraud Losses by an aggregate $438.1 million as of December 31, 2001, with $242.6 million of this amount attributable to 2001 and $195.5 million attributable to years 2000 and prior.

                                                                                Years ended December 31,
                                                                                ------------------------

                                                                                                  Unaudited   Unaudited
                                                                 2001         2000       1999        1998       1997
                                                               ---------   ---------   --------   ---------   ---------
                                                                                     (in thousands)
As Originally Reported:
  FX Losses ................................................   $(365,020)  $   8,936   $  3,022    $  1,743    $  1,037
  Other trading income:
    Interest rate contracts (proprietary and customers) ....       6,175       2,193      3,445       4,066      (1,224)
    FX contracts (customers) ...............................       3,425       4,709      3,558       2,872       2,446
    Securities (proprietary and customer) ..................       4,067       2,771      1,984       5,608       5,058
                                                               ---------   ---------   --------    --------    --------
  Total other trading income ...............................      13,667       9,673      8,987      12,546       6,280
                                                               ---------   ---------   --------    --------    --------
  Total trading income (loss) ..............................    (351,353)     18,609     12,009      14,289       7,317
  Noninterest income .......................................      26,674     348,050    310,027     435,186     317,100
                                                               ---------   ---------   --------    --------    --------
  Income (loss) before taxes ...............................     (71,097)    279,765    279,487     342,590     235,489
  Income taxes (benefit) ...................................     (34,730)     94,921    101,410     124,467      84,301
                                                               ---------   ---------   --------    --------    --------
  Net income (loss) ........................................     (36,367)    184,844    178,077     218,123     151,188
  Net income (loss) to common stockholders .................   $ (36,781)  $ 184,430   $172,312    $205,898    $138,963
                                                               =========   =========   ========    ========    ========

Restatement Adjustments:
  FX Losses ................................................   $      --   $(211,001)  $(48,213)   $(12,427)   $(29,136)
  Other trading income:
    Interest rate contracts (proprietary and customers) ....          --          --         --          --          --
    FX contracts (customers) ...............................          --          --         --          --          --
    Securities (proprietary and customer) ..................          --          --         --          --          --
                                                               ---------   ---------   --------    --------    --------
  Total other trading income ...............................          --          --         --          --          --
                                                               ---------   ---------   --------    --------    --------
  Total trading income (loss) ..............................          --    (211,001)   (48,213)    (12,427)    (29,136)
  Noninterest income .......................................          --    (211,001)   (48,213)    (12,427)    (29,136)
                                                               ---------   ---------   --------    --------    --------
  Income (loss) before taxes                                          --    (211,001)   (48,213)    (12,427)    (29,136)
  Income taxes (benefit) ...................................          --     (73,850)   (16,874)     (4,349)    (10,198)
                                                               ---------   ---------   --------    --------    --------
  Net income (loss) ........................................          --    (137,151)   (31,339)     (8,078)    (18,938)
  Net income (loss) to common stockholders .................   $      --   $(137,151)  $(31,339)   $ (8,078)   $(18,938)
                                                               =========   =========   ========    ========    ========

As Restated:
  FX Losses ................................................   $(365,020)  $(202,065)  $(45,191)   $(10,684)   $(28,099)
  Other trading income:
    Interest rate contracts (proprietary and customers) ....       6,175       2,193      3,445       4,066      (1,224)
    FX contracts (customers) ...............................       3,425       4,709      3,558       2,872       2,446
    Securities (proprietary and customer) ..................       4,067       2,771      1,984       5,608       5,058
                                                               ---------   ---------   --------    --------    --------
  Total other trading income ...............................      13,667       9,673      8,987      12,546       6,280
                                                               ---------   ---------   --------    --------    --------
  Total trading income (loss) ..............................    (351,353)   (192,392)   (36,204)      1,862     (21,819)
  Noninterest income .......................................      26,674     137,049    261,814     422,759     287,964
                                                               ---------   ---------   --------    --------    --------
  Income (loss) before taxes ...............................     (71,097)     68,764    231,274     330,163     206,353
  Income taxes (benefit) ...................................     (34,730)     21,071     84,536     120,118      74,103
                                                               ---------   ---------   --------    --------    --------
  Net income (loss) ........................................     (36,367)     47,693    146,738     210,045     132,250
  Net income (loss) to common stockholders .................   $ (36,781)  $  47,279   $140,973    $197,820    $120,025
                                                               =========   =========   ========    ========    ========

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     The Statements of Changes in Stockholders' Equity were impacted by the restatement of net income, which affected total comprehensive income. In addition, ending stockholders' equity at December 31 for each year presented was impacted by the cumulative effect of the restatements to net income.

                                                                     December 31,
                                                                     ------------

                                                                                 Unaudited  Unaudited
                                                  2001       2000       1999       1998       1997
                                                --------   --------   --------   --------   ---------
                                                                  (in millions)
As Originally Reported:
     Beginning stockholders' equity .........   $1,952.1   $1,823.0   $2,011.3   $1,872.8   $1,247.5
        Net income (loss) ...................      (36.4)     184.8      178.1      218.1      151.2
        Other comprehensive income (loss) ...       30.4       82.9     (121.2)     (10.2)      26.3
                                                --------   --------   --------   --------   --------
     Total comprehensive income (loss) ......       (6.0)     267.7       56.9      207.9      177.5
     Other changes in stockholders' equity ..      (95.1)    (138.6)    (245.2)     (69.4)     447.8
                                                --------   --------   --------   --------   --------
     Ending stockholders' equity ............   $1,851.0   $1,952.1   $1,823.0   $2,011.3   $1,872.8
                                                ========   ========   ========   ========   ========

Restatement Adjustments:
     Beginning stockholders' equity .........   $ (195.5)  $  (58.4)  $  (27.0)  $  (18.9)  $     --
        Net income (loss) ...................       --       (137.2)     (31.3)      (8.1)     (18.9)
        Other comprehensive income (loss)           --           --         --         --         --
                                                --------   --------   --------   --------   --------
     Total comprehensive income (loss) ......       --       (137.2)     (31.3)      (8.1)     (18.9)
     Other changes in stockholders' equity ..       --           --         --         --         --
     Ending stockholders' equity ............   $ (195.5)  $ (195.5)  $  (58.4)  $  (27.0)  $  (18.9)
                                                ========   ========   ========   ========   ========

As Restated:
     Beginning stockholders' equity .........   $1,756.6   $1,764.7   $1,984.3   $1,853.9   $1,247.5
        Net income (loss) ...................      (36.4)      47.7      146.7      210.0      132.3
        Other comprehensive income (loss) ...       30.4       82.9     (121.2)     (10.2)      26.3
                                                --------   --------   --------   --------   --------
     Total comprehensive income (loss) ......       (6.0)     130.6       25.6      199.8      158.6
     Other changes in stockholders' equity ..      (95.1)    (138.6)    (245.2)     (69.4)     447.9
                                                --------   --------   --------   --------   --------
     Ending stockholders' equity ............   $1,655.5   $1,756.6   $1,764.7   $1,984.3   $1,853.9
                                                ========   ========   ========   ========   ========

CONDENSED STATEMENTS OF CASH FLOWS

     The Statements of Cash Flows were impacted by the restatement of net income (decreasing cash flow from operating activities) and a net increase in derivative and FX net liabilities (increasing cash flow from operating activities). In addition, there was a decrease in deferred income tax expense (decreasing cash flow from operating activities); the line item "other line items, net" includes the change in current income taxes payable/receivable (decreasing cash flow from operating activities).

     Actual underlying cash flows in 2001 and prior years were not affected by the Fraud Losses. Prior to 2001, all fraudulent FX options transactions were fictitious transactions and did not affect net cash provided by operating activities. The unrecorded FX Options Liabilities in 2001 resulted in the receipt of cash from counterparties. Since full year 2001 cash flows had not been previously disclosed, the adjustment to 2001 is included in the "as originally reported" section of the table presented below.

                                                                             Years ended December 31,
                                                                             ------------------------

                                                                                                  Unaudited   Unaudited
                                                                 2001       2000        1999        1998        1997
                                                               --------   ---------   ---------   ---------   ---------
                                                                                    (in millions)
As Originally Reported:
Operating Activities:
  Net income (loss) ........................................   $(36,367)  $ 184,844   $ 178,077   $ 218,123   $ 151,188
  Adjustments  to reconcile net income (loss) to net cash
    Provided by (used for) operating activities:
  Deferred income tax (benefit) expense ....................    (35,733)     69,790      62,561      67,820      64,585
  Net increase  (decrease) in derivative  and FX net
    liabilities ...........................................     460,743    (259,199)     40,320      12,511     (21,396)
  Other line items, net ....................................     77,734     (27,232)    266,103     216,048     (99,231)
                                                               --------   ---------   ---------   ---------   ---------
  Net cash provided by (used for) operating activities .....   $466,377   $ (31,797)  $ 547,061   $ 514,502   $  95,146
                                                               ========   =========   =========   =========   =========

Restatement Adjustments:
Operating Activities:
  Net income (loss) ........................................   $     --   $(137,151)  $ (31,339)  $  (8,078)  $ (18,938)

  Adjustments  to reconcile net income (loss) to net cash
    Provided by (used for) operating activities:
  Deferred income tax (benefit) expense ....................         --     (31,798)     (4,173)     (4,349)         --
  Net increase  (decrease) in derivative  and FX net
    liabilities ............................................         --     211,001      48,212      12,427      29,136
  Other line items, net.....................................         --     (42,052)    (12,700)         --     (10,198)
                                                               --------   ---------   ---------   ---------   ---------
  Net cash provided by (used for) operating activities .....   $     --   $      --   $      --   $      --   $      --
                                                               ========   =========   =========   =========   =========

As Restated:
Operating Activities:
  Net income (loss) ........................................   $(36,367)  $  47,693   $ 146,738   $ 210,045   $ 132,250
  Adjustments  to reconcile net income (loss) to net cash
    Provided by (used for) operating activities:
  Deferred income tax (benefit) expense ....................    (35,733)     37,992      58,388      63,471      64,585
  Net increase  (decrease) in derivative  and FX net
    liabilities ............................................    460,743     (48,198)     88,532      24,938       7,740
  Other line items, net ....................................     77,734     (69,284)    253,403     216,048    (109,429)
                                                               --------   ---------   ---------   ---------   ---------
  Net cash provided by (used for) operating activities .....   $466,377   $ (31,797)  $ 547,061   $ 514,502   $  95,146
                                                               ========   =========   =========   =========   =========

INCOME TAXES

     The following table presents condensed income tax information as disclosed in Note 13: Income Taxes of the Notes to Consolidated Financial Statements. The overstatement of trading income arising from the Fraud Losses resulted in an overstatement of income tax expense and either an overstatement of income taxes payable (both current and deferred) or an understatement of income taxes receivable (both current and deferred). Based on an internal tax analysis, the restatement adjustments have been tax effected at a rate of 35.0%. The overstatement of income taxes aggregated $105.4 million as of December 31, 2000. Where these restatement adjustments result in tax net operating losses, Allfirst will carryback losses to prior years' tax returns to the extent allowable and carryforward the remainder. The net operating loss carryforwards expire in 2021 and the tax credit carryforwards expire between 2018 and 2021.

                                                                  Years ended December 31,
                                                                  ------------------------

                                                                                       Unaudited    Unaudited
                                                    2001        2000        1999         1998        1997
                                                  --------    --------    ---------    ---------    ---------
                                                                         (in thousands)
Components of income tax expense (benefit):

As Originally Reported:
     Current ..................................   $  1,003    $ 25,131    $  38,849    $  56,647    $ 19,716
     Deferred .................................    (35,733)     69,790       62,561       67,820      64,585
                                                  --------    --------    ---------    ---------    --------
     Total income tax expense (benefit) .......   $(34,730)   $ 94,921    $ 101,410    $ 124,467    $ 84,301
                                                  ========    ========    =========    =========    ========

Restatement Adjustments:
     Current ..................................   $     --    $(42,052)   $  (8,837)   $      --    $(10,198)
     Deferred .................................         --     (31,798)      (8,037)      (4,349)         --
                                                  --------    --------    ---------    ---------    --------
     Total income tax expense (benefit) .......   $     --    $(73,850)   $ (16,874)   $  (4,349)   $(10,198)
                                                  ========    ========    =========    =========    ========

As Restated:
     Current ..................................   $  1,003    $(16,921)   $  30,012    $  56,647    $  9,518
     Deferred .................................    (35,733)     37,992       54,524       63,471      64,585
                                                  --------    --------    ---------    ---------    --------
     Total income tax expense (benefit) .......   $(34,730)   $ 21,071    $  84,536    $ 120,118    $ 74,103
                                                  ========    ========    =========    =========    ========

Components of deferred tax assets and liabilities:                        (in millions)

As Originally Reported:
     Operating loss carryforwards .............   $   33.3    $     --    $     --     $      --    $     --
     Tax credit carryforwards .................       64.8          --          --            --          --
     Other deferred tax assets ................      108.8       114.9       155.7          91.9        94.7
                                                  --------    --------    ---------    ---------    --------
     Total gross deferred tax assets ..........      206.9       114.9       155.7          91.9        94.7
     Gross deferred tax liability .............      482.9       448.7       367.6         320.6       272.4
                                                  --------    --------    ---------    ---------    --------
     Net deferred tax liability ...............   $  276.0    $  333.8    $  211.9     $   228.7    $  177.7
                                                  ========    ========    =========    =========    ========

Restatement Adjustments:
     Operating loss carryforwards .............   $     --    $     --    $     --     $      --    $     --
     Tax credit carryforwards .................         --        52.5        14.2           4.3          --
     Other deferred tax assets ................         --       (11.4)       (5.7)           --          --
                                                  --------    --------    ---------    ---------    --------
     Total gross deferred tax assets ..........         --        41.1         8.5           4.3          --
     Gross deferred tax liability .............         --         0.7          --            --          --
                                                  --------    --------    ---------    ---------    --------
     Net deferred tax liability ...............   $     --    $  (40.4)   $   (8.5)    $    (4.3)   $     --
                                                  ========    ========    =========    =========    ========

As Restated:
     Operating loss carryforwards .............   $   33.3    $     --    $     --     $      --    $     --
     Tax credit carryforwards .................       64.8        52.5        14.2           4.3          --
     Other deferred tax assets ................      108.8       103.5       150.0          91.9        94.7
                                                  --------    --------    ---------    ---------    --------
     Total gross deferred tax assets ..........      206.9       156.0       164.2          96.2        94.7
     Gross deferred tax liability .............      482.9       449.4       367.6         320.6       272.4
                                                  --------    --------    ---------    ---------    --------
     Net deferred tax liability ...............   $  276.0    $  293.4    $  203.4     $   224.4    $  177.7
                                                  ========    ========    =========    =========    ========

CAPITAL ADEQUACY

     The following table presents information as disclosed in Note 14:
Regulatory Matters and Dividend Restrictions of the Notes to Consolidated Financial Statements. The regulatory capital ratios of Allfirst and its primary banking affiliate, Allfirst Bank, were adversely impacted by the after tax effect of the Fraud Losses. These losses reduced tier 1 capital, while the impact of the changes to other assets and other liabilities reduced risk adjusted assets. As a result, Allfirst Bank's total capital as a percentage of risk adjusted assets ratio was below the 10.00% "well capitalized" level at December 31, 2001.

                                                                                      At December 31,
                                                                                      ---------------
                                                                                                         Unaudited      Unaudited
                                                               2001          2000           1999            1998          1997
                                                            -----------   -----------    -----------    -----------    -----------
                                                                                        (in thousands)
As Originally Reported:
   Allfirst Financial Inc.:
      Tier 1 capital ....................................   $ 1,109,220   $ 1,559,700    $ 1,473,886    $ 1,389,659    $ 1,178,215
      Total capital .....................................     1,686,018     2,036,671      1,978,561      1,874,361      1,688,644
      Risk Adjusted Assets ..............................    15,927,873    15,622,653     14,943,778     14,816,766     14,193,737
      Tier 1 capital as a % of risk adjusted assets .....          6.96%         9.98%          9.86%          9.38%          8.30%
      Total  capital as a % of risk adjusted assets .....         10.59         13.04          13.24          12.65          11.90
      Tier 1 leverage ratio .............................          6.56          9.19           8.75           8.41           7.26

   Allfirst Bank:
      Tier 1 capital ....................................   $ 1,062,103   $ 1,430,925    $ 1,329,659    $ 1,237,112    $ 1,056,359
      Total capital .....................................     1,350,914     1,747,197      1,656,891      1,570,823      1,401,806
      Risk Adjusted Assets ..............................    15,196,502    14,979,085     14,435,715     14,301,066     13,754,582
      Tier 1 capital as a % of risk adjusted assets .....          6.99%         9.55%          9.21%          8.65%          7.68%
      Total capital as a % of risk adjusted assets ......          8.89         11.66          11.48          10.98          10.19
      Tier 1 leverage ratio .............................          6.46          8.61           8.08           7.22           6.55

Restatement Adjustments:
   Allfirst Financial Inc.:
      Tier 1 capital ....................................   $        --   $  (269,187)   $  (114,169)   $   (27,015)   $   (27,010)
      Total capital .....................................            --      (195,504)       (58,354)       (27,015)       (18,938)
      Risk Adjusted Assets ..............................            --      (196,812)       (12,804)        (8,735)         3,790
      Tier 1 capital as a % of risk adjusted assets .....          0.00%        (1.62)%        (0.75)%        (0.18)%        (0.19)%
      Total capital as a % of risk adjusted assets ......          0.00         (1.10)         (0.38)         (0.17)         (0.14)
      Tier 1 leverage ratio .............................          0.00         (1.54)         (0.63)         (0.15)         (0.15)

   Allfirst Bank:
      Tier 1 capital ....................................   $        --   $  (195,504)   $   (58,353)   $   (27,016)   $   (18,938)
      Total capital .....................................            --      (195,504)       (58,353)       (27,016)       (18,938)
      Risk Adjusted Assets ..............................            --      (196,812)          (870)        (8,735)        (1,148)
      Tier 1 capital as a % of risk adjusted assets .....          0.00%        (1.19)%        (0.40)%        (0.18)%        (0.14)%
      Total capital as a % of risk adjusted assets ......          0.00         (1.16)         (0.41)         (0.18)         (0.14)
      Tier 1 leverage ratio .............................          0.00         (1.09)         (0.31)         (0.15)         (0.11)

As Restated:
   Allfirst Financial Inc.:
      Tier 1 capital ....................................   $ 1,109,220   $ 1,290,513    $ 1,359,717    $ 1,362,644    $ 1,151,205
      Total capital .....................................     1,686,018     1,841,167      1,920,207      1,847,346      1,669,706
      Risk Adjusted Assets ..............................    15,927,873    15,425,841     14,930,974     14,808,031     14,197,527
      Tier 1 capital as a % of risk adjusted assets .....          6.96%         8.36%          9.11%          9.20%          8.11%
      Total capital as a % of risk adjusted assets ......         10.59         11.94          12.86          12.48          11.76
      Tier 1 leverage ratio .............................          6.56          7.65           8.12           8.26           7.11

   Allfirst Bank:
      Tier 1 capital ....................................   $ 1,062,103   $ 1,235,421    $ 1,271,306    $ 1,210,096    $ 1,037,421
      Total capital .....................................     1,350,914     1,551,693      1,598,538      1,543,807      1,382,868
      Risk Adjusted Assets ..............................    15,196,502    14,782,273     14,434,845     14,292,331     13,753,434
      Tier 1 capital as a % of risk adjusted assets .....          6.99%         8.36%          8.81%          8.47%          7.54%
      Total capital as a % of risk adjusted assets/1/ ...          8.89         10.50          11.07          10.80          10.05
      Tier 1 leverage ratio .............................          6.46          7.52           7.77           7.07           6.44

1 On February 11, 2002, Allfirst injected additional tier 2 capital into Allfirst Bank. The pro forma December 31, 2001 total capital as a percentage of risk adjusted assets ratio is 10.20%.

CONDENSED FOREIGN EXCHANGE TRADING ACTIVITIES

     The following table presents the three components of derivatives related to FX activities as disclosed in Note 16: Derivative Financial Instruments and Lending Activities of the Notes to Consolidated Financial Statements. In addition, the table includes the net fair value of FX net derivative assets (liabilities) as disclosed in Note 15: Fair Value of Financial Instruments of the Notes to Consolidated Financial Statements. The Fraudulent Activities impacted the net fair value of FX derivative assets (liabilities) for the years 1997 - 2000. In addition, the notional value, year end FX Option Asset, and average FX Option Asset were impacted by the restatement related to fictitious FX Option Assets. The notional value only for FX Option Liabilities in 1997 was also affected by the restatement. There were no changes to commitments to purchase and sell foreign exchange (FX spot and forward positions) related to the Fraudulent Activities, see /1/.

                                                                                        December 31,
                                                                                        ------------
                                                                                                      Unaudited   Unaudited
                                                                 2001        2000           1999        1998       1997
                                                               --------   ---------       --------    ---------   ---------
                                                                                        (in millions)
As Originally Reported:
   Commitments to purchase and sell FX:
      Notional value .......................................   $1,098.6   $ 2,026.2       $1,128.1     $601.0      $968.1
      Fair value asset .....................................        2.1         4.0            3.8        2.3         4.3
      Fair value liability .................................     (135.7)      (20.6)          (3.7)      (2.0)       (4.1)
      Average fair value ...................................        0.4       (11.9)           0.1       (0.2)        0.4
   FX options written:
      Notional value .......................................      941.9       900.5        1,267.4      810.1       522.5
      Fair value asset .....................................         --          --             --         --          --
      Fair value liability .................................     (403.0)      (68.6)        (122.9)     (39.5)       (8.6)
      Average fair value ...................................     (271.0)      (68.4)        (100.4)     (45.0)      (30.5)
   FX options purchased:
      Notional value .......................................      167.9     1,731.3        1,108.6      850.5       558.4
      Fair value asset .....................................         --       309.5          104.1       53.0        38.5
      Fair value liability .................................         --          --             --         --          --
      Average fair value ...................................        1.9       193.9          136.7       55.5        39.2
   Net fair value FX derivative assets (liabilities) .......     (536.6)      224.3          (18.7)      13.8        30.1
Restatement Adjustments:
   Commitments to purchase and sell FX:
      Notional value .......................................   $     --   $(1,196.5)/1/   $     --     $   --      $   --
      Fair value asset .....................................         --          --             --         --          --
      Fair value liability .................................         --          --             --         --          --
      Average fair value ...................................         --          --             --         --          --
   FX options written:
      Notional value .......................................         --          --             --         --      (105.3)
      Fair value asset .....................................         --          --             --         --          --
      Fair value liability .................................         --          --             --         --          --
      Average fair value ...................................         --          --             --         --          --
   FX options purchased:
      Notional value .......................................         --      (884.8)        (548.4)    (211.2)     (105.3)
      Fair value asset .....................................         --      (300.7)         (89.8)     (41.6)      (29.1)
      Fair value liability .................................         --          --             --         --          --
      Average fair value ...................................         --      (177.4)        (115.0)      (43.1)     (12.0)
   Net fair value FX derivative assets (liabilities) .......         --      (300.7)         (89.8)      (41.6)     (29.1)
As Restated:
   Commitments to purchase and sell FX:
      Notional value /2/ ...................................   $1,098.6   $   829.7       $1,128.1     $601.0      $968.1
      Fair value asset .....................................        2.1         4.0            3.8        2.3         4.3
      Fair value liability .................................     (135.7)      (20.6)          (3.7)      (2.0)       (4.1)
      Average fair value ...................................        0.4       (11.9)           0.1       (0.2)        0.4
   FX options written:
      Notional value .......................................      941.9       900.5        1,267.4      810.1       417.2
      Fair value asset .....................................         --          --             --         --          --
      Fair value liability .................................     (403.0)      (68.6)        (122.9)     (39.5)       (8.6)
      Average fair value ...................................     (271.0)      (68.4)        (100.4)     (45.0)      (30.5)
   FX options purchased:
      Notional value .......................................      167.9       846.5          560.2      639.3       453.1
      Fair value asset .....................................         --         8.8           14.3       11.4         9.4
      Fair value liability .................................         --          --             --         --          --
      Average fair value ...................................        1.9        16.5           21.7       12.4        27.2
   Net fair value FX derivative assets (liabilities)             (536.6)      (76.4)        (108.5)     (27.8)        1.0

/1/ While reflected within the "restatement adjustments" section, this adjustment is actually a reclassification to conform the 2000 10-K presentation to the 2001 presentation. For 2001, the notional values of FX spot and forward contracts with the same counterparty under legally enforceable master netting agreements have been netted.
/2/ The contractual amounts presented for FX spot and forward contracts are netted for contracts with the same counterparty where there is a master netting agreement. The fair values presented take into consideration the effects of legally enforceable master netting agreements.

CONDENSED PARENT COMPANY FINANCIAL DATA

     The following table presents condensed parent company information as disclosed in Note 19: Condensed Parent Company Financial Information of the Notes to Consolidated Financial Statements. Parent company financial results were also impacted by the Fraud Losses. The parent company's Statement of Income was restated to reflect the impact of the Fraud Losses on the equity in undistributed net income (loss) of subsidiaries, since the Fraud Losses occurred at Allfirst Bank. The parent company's Statements of Condition were restated to reflect the impact of the Fraud Losses on investment in subsidiaries, total assets, and stockholders' equity. The parent company's Statements of Cash Flows were not affected by the Fraud Losses.

                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                                                      Unaudited   Unaudited
                                                                     2001         2000       1999       1998         1997
                                                                   ---------   ---------   --------   ---------   ---------
                                                                                        (in thousands)
 Statement of Income:
 As Originally Reported:
  Income before equity in undistributed net income
   of subsidiaries .............................................   $  95,271   $ 100,101   $ 92,711    $156,472   $151,066
  Equity in undistributed net income (loss) of subsidiaries ....    (131,638)     84,743     85,366      61,651        122
                                                                   ---------   ---------   --------    --------   --------
  Net income (loss) ............................................   $ (36,367)  $ 184,844   $178,077    $218,123   $151,188
                                                                   =========   =========   ========    ========   ========

 Restatement Adjustments:
  Income before equity in undistributed net income
   of subsidiaries .............................................   $      --   $     --    $     --    $     --   $     --
  Equity in undistributed net income (loss) of subsidiaries ....          --    (137,151)   (31,339)     (8,078)   (18,938)
                                                                   ---------   ---------   --------    --------   --------
  Net income (loss) ............................................   $      --   $(137,151)  $(31,339)   $ (8,078)  $(18,938)
                                                                   =========   =========   ========    ========   ========

 As Restated:
  Income before equity in undistributed net income
   of subsidiaries .............................................   $  95,271   $ 100,101   $ 92,711    $156,472   $151,066
  Equity in undistributed net income (loss) of subsidiaries ....    (131,638)    (52,408)    54,027      53,573    (18,816)
                                                                   ---------   ---------   --------    --------   --------
  Net income (loss) ............................................   $ (36,367)  $  47,693   $146,738    $210,045   $132,250
                                                                   =========   =========   ========    ========   ========

                                                                                        (in millions)
 Statement of Financial Conditions:
 As Originally Reported:
  Investment in bank subsidiaries ..............................   $ 1,201.0   $ 1,500.8   $1,326.3    $1,358.8   $2,112.8
  Total assets .................................................     2,845.5     3,138.4    3,034.0     3,054.7    2,968.9
  Stockholders' equity .........................................     1,655.5     1,952.1    1,823.0     2,011.3    1,872.9

 Restatement Adjustments:
  Investment in bank subsidiaries ..............................   $      --   $  (195.5)  $  (58.4)   $  (27.0)  $  (18.9)
  Total assets .................................................          --      (195.5)     (58.4)      (27.0)     (18.9)
  Stockholders' equity .........................................          --      (195.5)     (58.4)      (27.0)     (18.9)

 As Restated:
  Investment in bank subsidiaries ..............................   $ 1,201.0   $ 1,305.3   $1,267.9    $1,331.8   $2,093.9
  Total assets .................................................     2,845.5     2,942.9    2,975.6     3,027.7    2,950.0
  Stockholders' equity .........................................     1,655.5     1,756.6    1,764.7     1,984.3    1,854.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of Allfirst's financial condition and results of operations as of and for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements of Allfirst and statistical data presented elsewhere herein.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms. Actual results may differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: global, national and regional economic conditions; levels of market interest rates; credit or other risks of lending and investment activities; changes in accounting rules and policies; legal and regulatory proceedings; competitive and regulatory factors; and technological change.

CRITICAL ACCOUNTING POLICIES

     Allfirst's financial statements are presented in conformity with generally accepted accounting principles in the United States and general practices followed by the financial services industry which require management to make estimates and assumptions that affect the amounts reported. Actual amounts realized could differ from estimates and assumptions made. Critical accounting policies relate to the allowance for loan and lease losses, intangible assets, and derivative financial instruments. Note 1 of Allfirst's Notes to Consolidated Financial Statements provides additional disclosures regarding the significant accounting policies. Significant policies involving management's judgement are outlined below:

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses is determined based on management's evaluation of various factors affecting the loan portfolio including overall growth in the portfolio, an analysis of significant individual credits and homogeneous pools, adverse situations that could affect a borrower's ability to pay, prior and current loss experience and economic conditions. See "Asset Quality" in Management's Discussion and Analysis for additional information regarding the determination of the allowance for loan and lease losses.

Intangible Assets

     Allfirst's intangible assets primarily consist of goodwill which is amortized on a straight-line basis over periods ranging from 15 to 25 years and core deposit intangibles which are amortized using an accelerated method over a period of up to 10 years. The amortization period for goodwill and other intangible assets is based on management's judgment regarding the useful lives including legal, regulatory and contractual provisions, competition and other economic factors. Management also evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and other intangible assets. Impairment is measured using estimates of the future potential of the entity or assets acquired. See note 2 of Notes to the Consolidated Financial Statements for additional disclosures regarding recent accounting pronouncements related to nonamortization of goodwill and indefinite-lived intangible assets.

Derivative Financial Instruments

     Derivative financial instruments are held for trading and hedging purposes in the normal course of business. Management's intended purpose of holding the derivative financial instruments is critical to determining the appropriate accounting treatment for the instrument. Instruments used for hedging purposes require additional management judgment relating to the determination of the underlying asset or liability being hedged and the method of measuring effectiveness of the hedge. As of December 31, 2001, Allfirst did not have any derivative financial instruments designated as hedges of assets or liabilities. All financial instruments were carried at fair value as of December 31, 2001. During 2001 and in prior years, Allfirst engaged in derivative financial transactions that were accounted for as hedges of assets or liabilities.

SUBSEQUENT EVENT: FRAUDULENT FOREIGN EXCHANGE TRADING ACTIVITIES

     On February 6, 2002, Allfirst Financial Inc. and subsidiaries ("Allfirst") announced that its parent, Allied Irish Banks, p.l.c. ("AIB"), was undertaking a full investigation into fraudulent foreign exchange trading activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the fraudulent activities were disclosed by Allfirst in an earnings release dated February 20, 2002. Such losses were $691.2 million pretax ($449.3 million after tax) and related to years from 1997 to 2002.

     The table presented below summarizes the Fraud Losses by accounting period as well as net income to common stockholders, shown on an "as originally reported" and an "as restated" basis, for the first three quarters of 2001, as well as the years 2000, 1999, 1998 and 1997.

                                                                Net Income (Loss) to
                                                                Common Stockholders:
                                                             --------------------------
                                Pretax Income   Net Income   As Originally
     Year / Quarter                 (Loss)        (Loss)        Reported     As Restated
     --------------                 ------        ------     --------------  -----------
                                                      (in millions)
2002 through February 20           $ (17.2)      $ (11.2)
4th quarter 2001                    (261.5)       (169.9)
3rd quarter 2001                      44.7          29.1         $ 51.7         $ 80.8
2nd quarter 2001                    (114.7)        (74.6)          51.6          (23.0)
1st quarter 2001                     (41.8)        (27.2)          45.9           18.7
2000                                (211.0)       (137.2)         184.4           47.3
1999                                 (48.2)        (31.3)         172.3          141.0
1998                                 (12.4)         (8.1)         205.9          197.8
1997                                 (29.1)        (18.9)         139.0          120.1
                                   -------       -------
             Total                 $(691.2)      $(449.3)
                                   =======       =======

Losses Applicable to Restated
Periods before 2001                 (300.7)       (195.5)

Losses Applicable to 2001           (373.3)       (242.6)
                                   -------       -------

Cumulative Losses as of
December 31, 2001                  $(674.0)      $(438.1)
                                   =======       =======

     The results of the investigation (the "Ludwig Report") were reported to the AIB and Allfirst Boards of Directors on March 12, 2002 and released to the public on March 14, 2002. The Ludwig Report confirmed the losses disclosed on February 20, 2002.

Main Findings of the Ludwig Report
----------------------------------

..    The fraud was carefully planned and meticulously implemented by one foreign currency trader (the "Trader"), extended over a lengthy period of time, and involved falsification of key bank records and documents.

..    The Trader circumvented the controls that were intended to prevent any such fraud by manipulating the weak control environment in Allfirst's treasury; notably, he found ways of circumventing changes in control procedures throughout the period of his fraud.

..    The Trader's trading activities did not receive the careful scrutiny that they deserved; the Allfirst treasurer and his treasury funds manager - the principal persons responsible for the Trader's supervision - failed for an extended period to monitor his trading.

..    At both the AIB Group and Allfirst levels, the Asset and Liability
     Committees ("ALCOs"), risk managers, senior management and Allfirst internal auditors, all did not appreciate the risks associated with the Trader's hedge-fund style of FX trading; even in the absence of any sign of fraudulent conduct, the mere scope of his trading activities and the size of the positions he was taking warranted a much closer risk management review.

..    Allfirst and AIB senior management heavily relied upon the Allfirst treasurer, given the treasurer's extensive experience with treasury functions and FX trading in particular. In hindsight, this heavy reliance proved misplaced.

..    Nothing has come to attention during the course of the review that indicates that anyone at AIB or Allfirst, outside of the Allfirst treasury group, were involved in, or had any knowledge that, fraudulent or improper trading activity was occurring at Allfirst before the discovery of the fraud.

Actions of AIB and Allfirst Boards After Review of the Ludwig Report
--------------------------------------------------------------------

     The Boards of AIB and Allfirst, after a thorough review of the Ludwig Report, announced on March 14 a number of actions to address the issues raised by the fraudulent trading activities engaged in by the Trader. These actions included:

..    Recognition of primary responsibility for the losses with the Trader, who had already been dismissed for the fraudulent activities that he perpetrated against Allfirst.

..    Recognition that Allfirst treasury and internal audit failed to detect the situation over a long period. To address this failure, the Boards decided that six individuals who were directly responsible for oversight of the Trader's activities, or should have been aware of them, would be dismissed. These six individuals were the Allfirst treasurer, the head of Allfirst's funds management and the Trader's immediate supervisor, the head of Allfirst's treasury operations, an accounting clerk within treasury operations, the head of Allfirst's internal audit department, and a team leader in Allfirst's internal audit department with responsibility for treasury audits.

..    Additional actions announced by the Boards included the following organizational changes:

     . The Board of AIB Group has announced the appointment of Eugene Sheehy as Chief Executive Officer of AIB USA Division and Executive Chairman Designate of Allfirst Financial Inc. and Allfirst Bank. Mr. Sheehy was formerly Managing Director AIB Bank Republic of Ireland.

     . Susan Keating will continue as Chief Executive Officer of Allfirst Financial Inc. Frank Bramble, Chairman of Allfirst Financial Inc. and Allfirst Bank, whose retirement was agreed in January 2002, will retire effective June 1, 2002.

..    Both AIB and Allfirst will work with the relevant regulators to ensure that any concerns they may have are addressed.

..    The AIB Board has decided on a rapid acceleration of an organizational strategy which commenced last year involving greater focus on customer relationships by front line business units across the Group together with a simpler, more streamlined, integrated Group support structure. In addition, measures are being taken to strengthen controls across the Group, consistent with the findings and recommendations of the report. Specifically, it was decided to:

     . Appoint an individual of international standing to review, and advise the AIB Board on, risk management organization across the Group.

     . Reaffirm the decision to combine Finance and Risk functions across the Group under Gary Kennedy, Group Director Finance, Risk, Enterprise Networks and eBusiness.

     . Implement the decision to centralize the management and control of all treasury activities throughout AIB Group in AIB Capital Markets in Dublin and cease all proprietary treasury (trading) activities in Allfirst and Poland Division. In that context First Manhattan Consulting Group has been appointed as an external expert to advise the management of AIB Capital Markets on the centralization process, to confirm that it will be completed on a basis which will leave the Group with a control environment which maintains the highest standards.

     . Introduce a more integrated Corporate Governance structure by strengthening the links between the main AIB Board and the Boards of major subsidiaries. Accordingly, two AIB Group non-executive directors will be appointed to the Board of Allfirst. To facilitate this action, Jeremiah Casey and Thomas Mulcahy will step down as directors of Allfirst.

     As noted above, Allfirst will no longer hold proprietary trading positions. However, Allfirst will continue to meet the FX and other trading needs of customers.

     Refer to Item 6 - Selected Consolidated Financial Data and Note 21:
Restatement of Prior Years' Financial Statements in the Notes to Consolidated Financial Statements for additional information regarding the effect of FX losses on previously issued financial statements. Additional discussion regarding the impact of the FX Losses on Allfirst is included in the Liquidity Risk Management and Capital Adequacy sections of Management's Discussion and Analysis.

     A more detailed description of the Fraudulent Activities can be found in the Ludwig Report. This report is incorporated by reference as an exhibit to a current report on Form 8-K filed by Allfirst on March 15, 2002.

OVERVIEW

     Allfirst reported a net loss to common stockholders for the year ended December 31, 2001 of $36.8 million, compared to a restated net income of $47.3 million for the year ended December 31, 2000, a decrease of $84.1 million. Return on average assets and return on average common stockholders' equity were (0.21%) and (2.12%), respectively, for the year ended December 31, 2001 compared to 0.27% and 2.78%, respectively, for the year ended December 31, 2000.

        Despite the Fraud Losses and the weakened economy, the core banking business of Allfirst exhibited strong growth during 2001. Net interest income grew by 5% over 2000, with the net interest margin up 22 basis points to 3.57%. Included in noninterest income for 2001 is consulting income from Community Counselling Services Co., Inc., which was acquired in May 2001 and accounted for as a purchase business combination (see "Acquisitions" below).

     Asset quality remains sound. Nonperforming assets at year end 2001 were $88.7 million or 0.82% of loans, other real estate and other assets owned, an $18.8 million decrease from the December 31, 2000 level of $107.5 million or 0.98%. The allowance for loan and lease losses at year end of $152.5 million represented 199% of nonperforming loans and 1.42% of total loans.

     The events of September 11, 2001 did not have a material impact on Allfirst's results for 2001. See the Allowance for Loan and Lease Losses and the September 11 Events sections of Management's Discussion and Analysis for additional discussion.

ACQUISITIONS

     On May 17, 2001, Allfirst Bank completed the acquisition of Community Counselling Services Co., Inc. (CCS) for $43 million in cash. CCS is the largest consulting firm to the Not-for-Profit (NFP) sector worldwide. It is engaged in the design and direction of fundraising initiatives for national and international charities, religious organizations and educational institutions and will support AIB's USA Division NFP business headquartered in New York. CCS operates in New York with additional offices in Atlanta, Baltimore, Boston, Chicago, Ft. Lauderdale, San Francisco, Washington, D.C., London and Dublin. CCS had net assets at the time of acquisition of approximately $1 million. The acquisition was accounted for as a purchase business combination and the results of operations of CCS have been included in Allfirst's results since the acquisition date. CCS reported net income of $0.9 million, which is included in Allfirst's results for the year ended 2001.

RESULTS OF OPERATIONS

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

     The table below reconciles net interest income in the financial statements to tax-equivalent net interest income.

                                                            Years ended December  31,
                                                        ---------------------------------
                                                           2001        2000        1999
                                                        ---------   ---------   ---------
                                                                  (in millions)
Net interest income - per financial statements ......   $   520.1   $   495.2   $   536.5
Tax-equivalent adjustment ...........................        17.0        16.8        14.9
                                                        ---------   ---------   ---------
Net interest income - tax-equivalent basis ..........   $   537.1   $   512.0   $   551.4
                                                        =========   =========   =========

Average earning assets ..............................    15,026.8    15,299.5    15,307.0
Net interest margin (tax-equivalent basis) ..........        3.57%       3.35%       3.60%

     Net interest income on a tax-equivalent basis for the year ended December 31, 2001 of $537.1 million increased $25.1 million when compared to net interest income of $512.0 million for the year ended December 31, 2000. Allfirst's net interest margin was 3.57% for the year ended December 31, 2001 compared to 3.35% for the year ended December 31, 2000.

     The growth in net interest income and net interest margin for 2001 was the result of the lower interest rate environment, combined with the effects of replacing lower margin runoff portfolio loans with higher margin loans. Loan product margins, which represent the difference between the interest yield on loans and the cost of funding loans under the Allfirst internal funds transfer pricing system, increased from 2000 levels with commercial loans up 17 basis points, commercial real estate up 5 basis points, and direct retail loans up 27 basis points. In addition, Allfirst experienced good growth in noninterest bearing deposits and lower wholesale funding costs as a result of the lower interest rate environment.

     The decline in net interest income and net interest margin from 1999 to 2000 was due primarily to a rising interest rate environment, which increased Allfirst's funding costs.

     Tax-equivalent net interest income is affected by changes in the mix and volume of earning assets and interest bearing liabilities, market interest rates, the volume of noninterest bearing liabilities available to support earning assets, and the statutory Federal income tax rate. As the table below indicates, net interest income on a tax-equivalent basis increased $25.1 million when the year ended December 31, 2001 is compared to the year ended December 31, 2000.

                          Net Interest Income Analysis
                             (Tax-Equivalent Basis)

                                                       2001 Over 2000                        2000 Over 1999
                                            ------------------------------------   ----------------------------------
                                                           Due to change in /1/                  Due to change in /1/
                                            Increase     -----------------------   Increase     ---------------------
                                            (Decrease)     Volume        Rate      (Decrease)     Volume       Rate
                                            ----------   ---------    ----------   ----------   ---------    --------
                                                                           (in thousands)
Interest Income From Earning Assets:
Interest and fees on loans ..............   $(127,217)   $ (17,888)   $(109,329)   $  70,526    $  16,519    $ 54,007
Interest and dividends on investment
     Securities available for sale ......     (11,629)      (5,671)      (5,958)      (9,653)     (14,470)      4,817
Interest and fees on loans
     held-for-sale ......................       1,601        1,919         (318)         344           87         257
Interest on trading account securities ..          12          140         (128)      (1,206)      (1,494)        288
Interest on money market investments ....      (2,260)         806       (3,066)       2,504        1,872         632
                                            ---------    ---------    ---------    ---------    ---------    --------
Total ...................................    (139,493)     (20,694)    (118,799)      62,515        2,514      60,001
                                            ---------    ---------    ---------    ---------    ---------    --------

Interest Expense on Deposits and Borrowed
     Funds:
Interest on deposits ....................     (93,443)     (11,751)     (81,692)      64,412        4,562      59,850
Interest on Federal funds purchased and
     other short-term borrowings.........     (45,687)      (1,953)     (43,734)      16,725       (7,107)     23,832
Interest on long-term debt ..............     (25,455)     (11,478)     (13,977)      20,812       12,532       8,280
                                            ---------    ---------    ---------    ---------    ---------    --------
Total ...................................    (164,585)     (25,182)    (139,403)     101,949        9,987      91,962
                                            ---------    ---------    ---------    ---------    ---------    --------
Net interest income .....................   $  25,092    $   4,488    $  20,604    $ (39,434)   $  (7,473)   $(31,961)
                                            =========    =========    =========    =========    =========    ========

----------
/1/ The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

     The following table provides additional information on Allfirst's average balances, interest yields and rates, and net interest margin for the years ended December 31, 2001, 2000 and 1999.

      Average Balances, Interest Yields and Rates, and Net Interest Margin
                             (Tax-Equivalent Basis)

                                                                         Years ended December 31,
                                                -------------------------------------------------------------------
                                                               2001                         2000 As Restated
                                                --------------------------------    -------------------------------
                                                                         Average                           Average
                                                 Average                 Yield/      Average                 Yield/
                                                 Balance     Interest     Rate       Balance    Interest     Rate
                                                ---------    --------    -------    ---------   --------   --------
                                                                        (in millions)
ASSETS
Earning assets:
    Trading account securities ..............   $     6.9    $    0.3      3.81%    $     3.9   $    0.2      6.41%
    Money market investments ................        85.4         2.3      2.69          70.7        4.6      6.45
Investment securities /5/:
    Taxable .................................     3,452.4       208.1      6.03       3,630.2      221.3      6.10
    Tax-exempt /1/ ..........................       465.2        37.1      7.99         438.6       34.9      7.97
    Equity investments ......................       315.4        13.4      4.24         256.0       14.0      5.46
                                                ---------    --------      ----     ---------   --------      ----
        Total investment securities
          available for sale ................     4,233.0       258.6      6.11       4,324.8      270.2      6.25
Loans held for sale .........................        56.0         3.5      6.32          26.2        1.9      7.40
Loans (net of unearned income) /1/, /2/:
    Commercial ..............................     3,777.4       243.3      6.44       3,686.9      300.9      8.16
    Commercial real estate ..................     2,340.6       166.7      7.12       2,366.1      197.3      8.34
    Residential .............................       555.0        41.4      7.47         670.3       50.3      7.51
    Retail ..................................     2,826.8       224.7      7.95       2,905.5      242.6      8.35
    Commercial leases receivable ............       656.8        29.9      4.56         617.1       30.5      4.94
    Retail leases receivable ................       292.6        21.2      7.24         382.9       27.7      7.23
    Foreign .................................       196.3        12.7      6.43         245.2       17.8      7.27
                                                ---------    --------      ----     ---------   --------      ----
        Total loans .........................    10,645.5       739.9      6.95      10,874.0      867.1      7.97
                                                ---------    --------      ----     ---------   --------      ----
            Total earning assets ............    15,026.8    $1,004.6      6.69%     15,299.5   $1,144.1      7.48%
Allowance for loan and lease losses .........      (152.5)                             (157.3)
Cash and due from banks .....................       809.6                               756.4
Other assets ................................     1,855.2                             1,599.7
                                                ---------                           ---------
        Total assets ........................   $17,539.1                           $17,498.3
                                                =========                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
    Interest bearing demand .................   $    91.5    $    1.1      1.19%    $   119.7   $    2.3      1.89%
    Money market accounts ...................     2,865.3        63.0      2.20       2,528.6       75.8      3.00
    Savings .................................     1,148.1        16.0      1.40       1,239.0       21.0      1.70
    Other consumer time .....................     2,850.4       154.9      5.43       2,876.7      157.8      5.48
    Large denomination time .................     1,913.4        89.2      4.66       2,298.8      151.6      6.59
Deposits in foreign banking office /6/ ......       236.3         9.9      4.20         306.3       19.1      6.23
                                                ---------    --------      ----     ---------   --------      ----
        Total interest bearing deposits .....     9,105.0       334.1      3.67       9,369.0      427.5      4.56
                                                ---------    --------      ----     ---------   --------      ----
Funds purchased .............................     1,515.9        57.5      3.80       1,409.6       85.9      6.09
Other borrowed funds, short-term ............       426.9        15.8      3.69         566.1       33.2      5.86
Long-term debt ..............................     1,008.3        60.1      5.96       1,180.4       85.6      7.25
                                                ---------    --------      ----     ---------   --------      ----
        Total interest bearing liabilities...    12,056.0       467.5      3.88%     12,525.1      632.1      5.05%
                                                ---------    --------      ----     ---------   --------      ----
Noninterest bearing deposits ................     2,811.9                             2,625.2
Other liabilities ...........................       925.9                               641.6
Redeemable preferred stock ..................         8.8                                 8.6
Stockholders' equity ........................     1,736.5                             1,697.8
                                                ---------                           ---------
        Total liabilities and
Stockholders' equity ........................   $17,539.1                           $17,498.3
                                                =========                           =========
Net interest income, tax-equivalent basis ...   $   537.1                           $   512.0
                                                =========                           =========
Net interest spread /3/ .....................                              2.81%                              2.43%
Contribution of interest free
  sources of  funds .........................                              0.76                               0.92
                                                                           ----                               ----
Net interest margin /4/ .....................                              3.57%                              3.35%
                                                                           ====                               ====

                                                      Years ended December 31,
                                                -----------------------------------
                                                          1999 As Restated
                                                -----------------------------------
                                                                         Average
                                                 Average                  Yield/
                                                 Balance     Interest     Rate
                                                ---------    --------    -------
ASSETS
Earning assets:
    Trading account securities ..............   $    28.3    $    1.5      5.15%
    Money market investments ................        40.1         2.1      5.13
Investment securities /5/ :
    Taxable                                       3,942.1       235.6      5.98
    Tax-exempt /1/ ..........................       408.6        32.0      7.84
    Equity investments ......................       206.7        12.2      5.91
                                                ---------    --------      ----
        Total investment securities
          available for sale ................     4,557.3       279.9      6.14
Loans held for sale .........................        24.9         1.6      6.41
Loans (net of unearned income) /1/, /2/:
    Commercial ..............................     3,474.9       250.1      7.20
    Commercial real estate ..................     2,369.8       185.5      7.83
    Residential .............................       732.2        54.2      7.41
    Retail ..................................     2,871.3       232.1      8.08
    Commercial leases receivable ............       553.4        28.9      5.21
    Retail leases receivable ................       342.1        25.8      7.53
    Foreign .................................       312.7        20.0      6.39
                                                ---------    --------      ----
        Total loans .........................    10,656.4       796.5      7.47
                                                ---------    --------      ----
            Total earning assets ............    15,307.0    $1,081.6      7.07%
Allowance for loan and lease losses .........      (157.4)
Cash and due from banks .....................       864.3
Other assets ................................     1,534.8
                                                ---------
        Total assets ........................   $17,548.7
                                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
    Interest bearing demand .................   $   139.6    $    2.8      2.01%
    Money market accounts ...................     2,630.2        70.5      2.68
    Savings .................................     1,379.7        25.5      1.85
    Other consumer time .....................     2,903.2       146.6      5.05
    Large denomination time .................     1,868.7       101.0      5.41
Deposits in foreign banking office /6/ ......       332.7        16.6      4.98
                                                ---------    --------      ----
        Total interest bearing deposits .....     9,254.1       363.1      3.92
                                                ---------    --------      ----
Funds purchased .............................     1,598.4        76.9      4.81
Other borrowed funds, short-term ............       517.0        25.4      4.91
Long-term debt ..............................       999.8        64.7      6.48
                                                ---------    --------      ----
        Total interest bearing liabilities       12,369.3       530.1      4.29%
                                                ---------    --------      ----
Noninterest bearing deposits ................     2,714.9
Other liabilities ...........................       636.4
Redeemable preferred stock ..................         8.2
Stockholders' equity ........................     1,819.9
                                                ---------
        Total liabilities and
Stockholders' equity ........................   $17,548.7
                                                =========
Net interest income, tax-equivalent basis ...               $  551.4
                                                             ========
Net interest spread /3/ .....................                              2.78%
Contribution of interest free
  sources of  funds .........................                              0.82
                                                                           ----
Net interest margin /4/ .....................                              3.60%
                                                                           ====

----------
/1/ Interest on loans to and obligations of public entities is not subject to Federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax- equivalent adjustment is used based on a 35% Federal tax rate.
/2/ Nonaccrual loans are included under the appropriate loan categories as earning assets.
/3/ Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
/4/ Net interest margin is the ratio of net interest income on a tax-equivalent basis to average earning assets.
/5/ Yields on investment securities available for sale are calculated based upon average amortized cost and exclude unrealized gains and losses.
/6/ The majority of deposits in the foreign banking office were in amounts in excess of $100 thousand.

Noninterest Income

     The following table presents the components of noninterest income for the years ended December 31, 2001, 2000 and 1999, and a year-to-year comparison expressed in terms of percent changes. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

                               Noninterest Income

                                                      Years ended December 31,           Percent change
                                                   --------------------------------   ---------------------
                                                                2000 As    1999 As
                                                     2001       Restated   Restated   2001/2000   2000/1999
                                                   ---------   ---------   --------   ---------   ---------
                                                            (in thousands)
Service charges on deposit accounts ............   $ 114,381   $ 100,350   $ 93,948      14.0%        6.8%
Trust and investment advisory fees .............      87,480      88,472     82,081      (1.1)        7.8
Electronic banking income ......................      33,079      28,329     24,485      16.8        15.7
Mortgage banking income ........................      22,027      12,908     13,556      70.6        (4.8)
FX Losses ......................................    (365,020)   (202,065)   (45,191)    (80.6)     (347.1)
Trading income - other .........................      13,667       9,673      8,987      41.3         7.6
Consulting income ..............................      26,367          --         --     100.0         0.0
Other ..........................................      94,590      99,078     78,973      (4.5)       25.5
                                                   ---------   ---------   --------     -----      ------
Total fees and other income ....................      26,571     136,745    256,839     (80.6)      (46.8)
Securities gains, net ..........................         103         304      4,975     (66.1)      (93.9)
                                                   ---------   ---------   --------     -----      ------
               Total noninterest income ........   $  26,674   $ 137,049   $261,814     (80.5)%     (47.7)%
                                                   =========   =========   ========     =====      ======
Total noninterest income excluding FX Losses ...   $ 391,694   $ 339,114   $307,005      15.5%       10.5%
                                                   =========   =========   ========     =====      ======

     Noninterest income of $26.7 million decreased by $110.3 million from the 2000 level due to higher FX Losses of $163.0 million offset by consulting income of $26.4 million resulting from the CCS acquisition and higher core business revenues. Excluding the FX Losses, noninterest income of $391.7 million grew by 15.5% in 2001. Excluding the FX losses and consulting income generated by CCS, total noninterest income was $365.3 million representing a $26.2 million or 7.7% increase over the year 2000.

     Deposit service charges rose to $114.4 million, up from $100.4 million in 2000. Retail deposit service charges increased $7.2 million primarily due to a 25.6% increase in retail non-sufficient funds fee income partially due to a more effective fee waiver management. Corporate deposit service charges increased $6.9 million mainly due to a 26.7% increase in corporate analysis fee income attributable to higher volumes and lower earnings credits to customers for deposit balances held to compensate Allfirst for depository services. Trust and investment advisory fees declined slightly due to the adverse impact of a weak equities market. Electronic banking income rose $4.8 million from 2000 levels largely due to an increase of 31.7% from debit card fee income.

     Mortgage banking income, mainly from Allfirst commercial banking operations, increased $9.1 million, driven by higher servicing income of $5.8 million, increases in loan origination fees of $1.1 million, and higher placement fee income of $2.1 million. Other trading income increased $4.0 million due to higher revenues from the sale of securities and derivative products to customers.

     Other income was down by $4.5 million compared to 2000 levels. In 2001, there were decreases in lease residual gains of $3.0 million, as well as a reduction in joint venture income of $6.3 million as a result of lower gains in venture capital fund investments compared to 2000, offset slightly by an increase in bank owned life insurance income of $4.1 million.

Noninterest Expenses

     The following table presents the components of noninterest expenses for the years ended December 31, 2001, 2000 and 1999 and a year-to-year comparison expressed in terms of percent changes. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

                              Noninterest Expenses

                                                       Years ended December 31,          Percent change
                                                    ------------------------------   ---------------------
                                                      2001       2000       1999     2001/2000   2000/1999
                                                    --------   --------   --------   ---------   ---------
                                                            (in thousands)
Salaries and other personnel costs .............    $324,630   $278,283   $275,942      16.7%       0.8%
Equipment costs ................................      47,079     46,207     45,936       1.9        0.6
Occupancy costs ................................      38,091     37,230     36,579       2.3        1.8
Postage and communications .....................      20,154     19,890     20,216       1.3       (1.6)
Advertising and marketing ......................      14,256     16,486     13,626     (13.5)      21.0
Other operating expenses .......................      96,545     89,092     89,545       8.4       (0.5)
                                                    --------   --------   --------      ----       ----
Total operating expenses .......................     540,755    487,188    481,844      11.0        1.1
Intangible assets amortization expense .........      48,526     47,784     50,996       1.6       (6.3)
                                                    --------   --------   --------      ----       ----
   Total noninterest expenses ..................    $589,281   $534,972   $532,840      10.2%       0.4%
                                                    ========   ========   ========      ====       ====

     Allfirst's noninterest expenses for the year ended December 31, 2001 were $589.3 million, a $54.3 million (10.2%) increase from noninterest expenses for the year ended December 31, 2000. Excluding the expenses of CCS, which was acquired in May 2001, total noninterest expenses were $564.8 million representing a $29.8 million or 5.6% increase over 2000.

     Salaries and other personnel costs were up $46.3 million over 2000 levels due to the acquisition of CCS (representing $16.1 million or 34.8% of the increase), planned expansions in retail/business banking and wealth management and increases in performance based incentives. There were increases in healthcare expense as a result of higher claims volume and medical costs in 2001, as well as higher pension costs due to reduced pension plan asset values resulting from the weakened equities markets. Healthcare and pension costs were 33% of the increase in salaries and other personnel costs. Advertising and marketing declined $2.2 million (13.5%) compared to 2000. The prior year included several major marketing initiatives focusing on customer retention and cross selling opportunities.

     Other operating expenses increased $7.5 million or 8.4% from the prior year. Increases included external services of $2.2 million associated with trust related services as well as additional travel and entertainment expenses of $3.8 million. Other operating expenses include a $1.8 million impairment charge related to Allfirst's aircraft leveraged lease portfolio, and higher automobile lease residual losses of $2.6 million. This includes a $3.4 million increase to the automobile lease residual valuation reserve in 2001 and $2.8 million to establish the reserve in 2000. Declines in office supplies of $1.6 million, lending and collection expense of $0.8 million and modest declines in other miscellaneous expenses partially offset these losses.

RESTATED RESULTS OF OPERATIONS

2000 Compared to 1999

     Allfirst's net income to common stockholders for the year ended December 31, 2000 as restated was $47.3 million, compared to $141.0 million in 1999 as restated, a decrease of $93.7 million. As discussed previously, Allfirst recognized Fraud Losses in both years. For 2000, such losses were $211.0 million ($137.2 million net of taxes) while in 1999, losses were $48.2 million ($31.3 million net of taxes). The 1999 full year results included a $6.1 million after-tax charge related to the Allfirst name change.


     Net interest income on a tax-equivalent basis for 2000 of $512.0 million decreased $39.4 million when compared to net interest income of $551.4 million for 1999. Allfirst's net interest margin was 3.35% for 2000 compared to 3.60% for 1999. Allfirst used the proceeds from the paydowns and maturities of investment securities in late 1999 to purchase $200 million of bank owned life insurance in the fourth quarter of 1999 and first quarter of 2000. Because bank owned life insurance is recorded in other assets on the balance sheet, this shifted approximately $13.5 million in revenue from net interest income to other noninterest income. Other factors leading to a reduction in net interest income were lower loan product margins, lower core deposit volumes and $6.6 million related to the 1999 redemption of preferred stock which resulted in higher purchased funds costs. These were offset by favorable core deposit rates and higher loan volumes.

     Noninterest income decreased $124.8 million from 1999 levels as a result of higher FX Losses of $156.9 million offset by increases totaling $32.1 million in deposit service charges, electronic banking income, and gains from venture capital investments, as well as the acquisition of bank owned life insurance. Securities gains recognized in 2000 of $0.3 million were lower than 1999's level by $4.7 million as 1999 reflected gains from the sale of $1.5 billion in securities.

1999 Compared to 1998

     Allfirst's net income to common stockholders for the year ended December 31, 1999 as restated was $141.0 million, compared to $197.8 million in 1998 as restated, a decrease of $56.8 million (28.7%). As discussed previously, Allfirst recognized Fraud Losses in both years. For 1999, such losses were $48.2 million ($31.3 million net of taxes) while in 1998, losses were $12.4 million ($8.1 million net of taxes). The 1999 full year results included a $6.1 million after-tax charge related to the Allfirst name change and after-tax securities gains of $3.0 million. The 1998 full year results included a $37.4 million after-tax gain from the sale of the consumer credit card portfolio, after-tax securities gains of $38.3 million and after-tax nonrecurring technology and integration costs of $13.7 million.

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

     Net interest income on a tax-equivalent basis for the year ended December 31, 1999 of $551.4 million decreased $5.3 million (1.0%) when compared to net interest income of $556.7 million for the year ended December 31, 1998. During the third quarter of 1999, Allfirst redeemed its 7.875% preferred stock, replacing it with the proceeds from the issuance of Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities and other long-term debt. This transaction, while increasing interest expense and reducing net interest income by $5.0 million, increased the net income to common stockholders by $3.4 million by replacing preferred dividends with tax deductible interest expense. In addition, net interest income declined relative to 1998 with a 14 basis point decrease in the net interest spread. Customer deposit balances declined in 1999, as customers moved funds into other higher yielding investment products. These deposits were replaced by higher cost wholesale deposits and other wholesale funds, which contributed to the decrease in the net interest spread in 1999. The impact of the preferred stock redemption and the decline in deposits on the net interest spread was partially offset by a $612 million (4.2%) increase in interest earning assets.

     Noninterest income for the year ended December 31, 1999 decreased by $161.0 million compared to the year ended December 31, 1998 due to higher FX Losses of $34.5 million, a $60.0 million gain on the sale of credit card loans in 1998, and investment securities gains of $60.8 million in 1998. Investment securities gains of $5.0 million were recognized in 1999. In addition to the above, noninterest income in 1998 included revenue related to discontinued credit card and residential mortgage businesses of $49.0 million.

     Allfirst's noninterest expenses for the year ended December 31, 1999 were $532.8 million, a $67.7 million (11.3%) decrease from noninterest expenses for the year ended December 31, 1998. Intangible assets amortization expense decreased $4.6 million primarily due to lower deposit premium amortization. Operating expenses decreased $63.1 million or 11.6%. Operating expenses associated with the Allfirst brand introduction totaled $10.0 million in 1999. The year ended December 31, 1998 included $22.7 million in expenses related to the installation of an enhanced technology platform and other issues arising from the integration of Allfirst's constituent banks and $2.0 million in expenses related to the Allfirst brand introduction. In addition, expenses in 1998 included $38.3 million in operating expenses related to discontinued businesses. Excluding these expenses, operating expenses decreased $10.1 million or 2.1% in 1999.

1998 Compared to 1997

     Allfirst's net income to common stockholders for the year ended December 31, 1998 was $197.8 million as restated, compared to $120.0 million as restated for the year ended December 31, 1997, an increase of $77.8 million (64.8%). As discussed previously, Allfirst recognized Fraud Losses in both years. For 1998, such losses were $12.4 million ($8.1 million net of taxes) while in 1997, losses were $29.1 million ($18.9 million net of taxes). Net income in 1998 included a $37.4 million after tax gain ($60.0 million pretax) on the sale of credit card loans and $38.3 million of after-tax securities gains ($60.8 million pretax) which were the result of repositioning the investment portfolio. Net income in 1997 included a $17.4 million after-tax gain ($28.2 million pretax) on the sale of credit card loans and merger related expenses of $12.5 million after-tax ($20.0 million pretax).

     On July 8, 1997, Allfirst and its parent, AIB, acquired Dauphin Deposit Corporation ("DDC"), which was merged into Allfirst. The acquisition, which was accounted for as a purchase business combination, resulted in $901.6 million of intangible assets, (comprised primarily of goodwill of $825.1 million), which are amortized against earnings. DDC's results of operations have been included with Allfirst's results of operations since July 1, 1997. In the majority of Allfirst's income and expense categories, the increases in the amounts reported for the year ended December 31, 1998 compared with the amounts reported for the same periods in 1997 resulted from the acquisition of DDC. Other significant factors affecting Allfirst's results of operations are described below.

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

     Noninterest income increased by $134.8 million for the year ended December 31, 1998 compared to the same period in 1997. Noninterest income in 1998 benefited from a $60.0 million gain on the sale of credit card loans and investment securities gains of $60.8 million. Noninterest income in 1997 benefited from $28.2 million in gains on the sale of credit card loans. Lower FX Losses of $17.4 million also contributed to the noninterest income increase from 1998.

     Allfirst's noninterest expenses for the year ended December 31, 1998 were $600.5 million, a $55.2 million (10.1%) increase over noninterest expenses for the year ended December 31, 1997. Noninterest expenses in 1998 included a $20.8 million increase in intangible asset amortization expense primarily due to the DDC acquisition. Allfirst incurred approximately $22.6 million in expenses in 1998 related to the installation of an enhanced technology platform and other issues arising from the integration of Allfirst's constituent banks. These costs included $10.2 million in salaries and other personnel costs, $7.3 million in professional fees, $3.4 million in advertising and marketing expenses and $1.7 million in other expenses. Lending and collection expenses in 1998 included approximately $9.8 million in collection costs associated with the maritime loan portfolio.

RISK MANAGEMENT

     Risk is an inherent part of Allfirst's business activities. An appropriate balance of risk versus return is central to creating shareholder value. The four major categories of risk are:

     Credit risk - the risk of loss due to counterparty default on credit obligations. This risk arises primarily in Allfirst's Regional Banking and Capital Markets credit products.

     Market risk - the risk of loss from adverse movements in interest rates, FX rates and equity related positions.

     Liquidity risk - the risk of loss from not having sufficient funds available at an economic price to meet actual and contingent customer commitments.

     Operational risk - the risk of loss from inadequate or failed internal control processes, people and systems or from external events. Operational risk is inherent in all business activities.

     Each of these risks is discussed in more detail later in Management's Discussion and Analysis.

     The Risk Assessment Group ("Risk Assessment") is responsible for monitoring the risk management activities of Allfirst. Specific support units within Risk Assessment include internal audit, credit review, regulatory compliance oversight, legal, and corporate insurance. The head of Risk Assessment reports to the chief executive officer of the company and has direct access to the Audit Committee of the Board of Directors. In addition, a quarterly risk assessment report is presented to the Executive Committee of the Board. This report, which is based on input from risk management activities across the company, summarizes seven identified internal risks: credit, interest rate, liquidity, market, operational, compliance and fiduciary and evaluates each using three measures: quantity of risk; quality of risk management; and the trend / outlook of the risk.

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

     The Credit Review function, which reports independently to the head of Risk Assessment and the Audit Committee of the Board of Directors, periodically reviews all lending units throughout Allfirst. It continuously monitors the loan portfolio to ensure the accuracy of risk ratings, to verify the identification of problem credits, and to certify the adequacy of the allowance for loan and lease losses, which the Audit Committee is required to approve quarterly.

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

     Equity at Risk

     Equity at risk measures the loss in the present value of the month end balance sheet as a result of an immediate, adverse and sustained movement in interest rates. The fundamental premises of the technique are twofold: (1) the value of a fixed rate asset or liability will vary with a change in interest rates; and (2) the value of a long-term obligation will vary more than the value of a short-term obligation for the same change in rates. In the equity at risk simulation, the present value of all assets and liabilities is determined under both the current interest rate scenario and the PML scenario. The difference in the present value of Allfirst under these two scenarios is deemed to be Allfirst's equity at risk exposure.

     The average, high, and low equity at risk exposure for the years ended December 31, 2001, 2000 and 1999 is not readily quantifiable as a result of the Fraudulent Activities. The calculation of these exposures would require the recreation / modification of historical data and a rerun of the company's simulation model for the applicable 36 month period. Management believes that the costs associated with obtaining these historical exposures far outweigh the benefits thereof. Allfirst's equity at risk exposure at December 31, 2001, after adjustment for the effects of the Fraudulent Activities, was $24.7 million. This represents an increase of $5.6 million from the equity at risk as measured before adjustment.

     Earnings at Risk

     The PML impact on future income is known as earnings at risk. The earnings impact of various interest rate scenarios is measured over multiple time horizons. The results are then compared to current earnings projections to detect changes due to rising or falling rates. The income change over a rolling one-year time frame is the earnings impact. Allfirst's current policy is to limit earnings at risk to 10% of budgeted income before taxes using the same PML interest rate shock methodology employed to calculate Allfirst's equity at risk exposure.

     The average, high, and low earnings at risk exposure for the years ended December 31, 2001, 2000 and 1999 is also not readily quantifiable as a result of the Fraudulent Activities. Since both equity at risk and earnings at risk are calculated from the same simulation model, calculation of earnings at risk exposures would also require the recreation / modification of historical data and a rerun of the company's simulation model for the applicable 36 month period. Management believes that the costs associated with obtaining these historical exposures far outweigh the benefits thereof. Allfirst's earnings at risk exposure at December 31, 2001, after adjustment for the effects of the Fraudulent Activities, were $4.0 million. This represents a decrease of $45 thousand from the earnings at risk as measured before adjustment.

Fixed Income and Derivative Trading Risk Management

     Allfirst maintains active securities and interest rate derivative trading positions resulting from activity generated for corporate customers as well as Allfirst's own trading account. Allfirst utilizes a variance-covariance VAR measurement system for the determination of market risk. VAR provides a single number summary of the largest amount of loss Allfirst is likely to incur over a specified time period from adverse changes in prices or rates. Risk is calculated as the PML in fair value over a one-month period that would arise from a worst-case movement in market rates. The worst-case is based on a historical observation of price/yield volatility over a period of years. Market volatilities are raised to 2.33 standard deviations to obtain probable maximum changes in interest rates providing a 99% degree of certainty that a loss due to market movements would not exceed the PML amount over a one-month period. Possible limitations of VAR models are that past movements in rates may not be indicative of future market conditions regardless of the historical time period of observation and changes in market rates may not display a normal distribution which the models assume. Securities and interest rate derivative trading positions presented in the table below were not impacted by the Fraudulent Activities.

     The average, high, and low fixed income and derivative trading VAR for the years ended December 31, 2001, 2000 and 1999 are detailed in the following table:

                                                               Years ended December 31,
                                                               ------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
                                                                      (in millions)
Average fixed income and derivative trading value at risk ..   $0.1      $0.1      $0.1
Highest fixed income and derivative trading value  at risk..    0.6       0.5       0.5
Lowest fixed income and derivative trading value  at risk ..    --        --        --

Foreign Exchange Risk Management

     In 2001 and prior years, Allfirst maintained active FX trading positions to service the needs of its corporate and retail customers as well as for its own trading account. Due to the Fraud Losses, Allfirst has ceased all proprietary FX trading activities. However, Allfirst will continue to meet the FX needs of customers.

     FX market risk is the potential loss arising from an adverse shift in exchange rates and is calculated based on historical movements and the probability of occurrence. FX market risk is calculated using Monte Carlo simulations with 1,000 iterations. The amount of risk implied is the tenth worst observation resulting in a 99% confidence that actual losses will not exceed this amount.

     The Ludwig Report indicated that the internal control environment over proprietary FX trading activities was deficient in several respects. See the Main Findings of the Ludwig Report on page 16 for additional information. In order to strengthen the internal control environment, AIB is centralizing the management and control of all proprietary trading activities throughout the AIB Group within the AIB Capital Markets Division in Ireland as well as ceasing all proprietary treasury (trading) activities in Allfirst. AIB has appointed a reputable U.S. financial services consulting firm as an external expert to advise the management of AIB Capital Markets Division on the centralization process and to confirm that the centralization will provide AIB Group with a control environment which maintains the highest standards.

     Corporate policy allowed a maximum daily FX market risk of $2.5 million. Due to the Fraudulent Activities and its impact on the daily value at risk calculations, average, high, and low FX market risk for the years ended December 31, 2001 and 2000 is not quantifiable. If quantifiable, however, Allfirst would have significantly exceeded the corporate policy risk limit.

Liquidity Risk Management

     Liquidity refers to the ability of Allfirst to meet current and future financial obligations as well as to take advantage of investment opportunities in a timely and cost effective manner. These financial obligations include but are not limited to deposit withdrawals, loan funding, liability maturities and general corporate requirements. Liquidity needs are met through the issuance of liabilities at acceptable costs within an acceptable period of time, through the maturity or sale of assets, and through funds provided by operations. Refer to the Consolidated Statement of Cash Flows as well as to Note 19 (Condensed Parent Company Financial Information) for an analysis of cash flows from operating, investing and financing activities.

     Core deposits, defined as total deposits less foreign and large denomination time deposits, are Allfirst's primary source of funds, totaling $10.8 billion at December 31, 2001. Wholesale funding includes large denomination time deposits, interest bearing deposits in foreign banking offices, Federal funds purchased, securities sold under agreements to repurchase, master demand notes of the Allfirst parent company, and borrowings from the Federal Home Loan Bank ("FHLB"). At December 31, 2001, wholesale funding totaled $4.1 billion.

     Investment securities available for sale of $4.1 billion at December 31, 2001 represent a major source of asset liquidity, either through sale or as a source of collateral for wholesale funding. Note 3 provides maturity information on the securities available for sale portfolio. Loan maturities are presented within the Loan section of Management's Discussion and Analysis. At December 31, 2001, $2.6 billion, or approximately 24% of the loan portfolio, matures within one year, representing a substantial source of liquidity.

     Allfirst monitors its liquidity both on a consolidated basis as well as at an individual bank and parent company only basis. Liquidity is managed in accordance with a Funds Management Policy that is approved annually by the Allfirst Board of Directors. This policy delegates authority to the Treasury Group to provide and manage liquidity and to develop and execute contingency plans subject to directives and general guidelines as established by the Asset & Liability Committees ("ALCOs").

     The ability to maintain regular access to competitively priced wholesale funds is dependent on strong credit ratings from the major credit rating agencies (Moody's and Standard & Poors ("S&P")). The Allfirst parent company and Allfirst Bank's current short-term and long-term ratings are as follows:

                                                  Moody's   S&P
                                                  -------   ---
Allfirst parent company:
   Subordinated debt ...........................     A3      A-
   Commercial paper ............................    P-1     A-1
Allfirst Bank:
   Long term deposits ..........................     A1      A
   Short term deposits .........................    P-1     A-1
   Bank financial strength .....................     D+      -

     S&P has placed the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank on credit watch with negative implications. Moody's has confirmed the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank but has lowered Allfirst Bank's strength rating from C+ to D+. The strength rating is a rating that represents Moody's opinion of a bank's intrinsic safety and soundness. Banks with a D rating possess adequate financial strength that may be limited by a factor such as an unstable operating environment while banks with a C rating possess good intrinsic financial strength.

     Allfirst also maintains a contingency funding plan to prepare for the possibility of a liquidity crisis and to establish a framework for dealing with such a crisis. Since the announcement of the Fraudulent Activities on February 6, 2002, Allfirst has managed liquidity in accordance with its contingency funding plan. Since February 6, Allfirst Bank has experienced a slight drop in core deposits and the temporary loss of a large portion of its Federal funds purchased capacity. However, Allfirst Bank has been a net seller of Federal funds as a result of actions taken under the contingency funding plan, which have included the sale of investment securities and acquisition of short-term funding from AIB. AIB has provided $500 million of short-term funding with maturities of less than 30 days priced at LIBOR. Excluding the short-term funding from AIB, Allfirst Bank has still been a net seller of Federal funds since February 11, 2002.

     AIB has also provided $300 million of funding to the Allfirst parent company. $100 million of this funding is for a term of six months priced at six month LIBOR while $200 million is long-term debt with a term of five years priced at LIBOR + 40 basis points. The long-term debt component does not qualify as regulatory capital.

     Since the announcement of the Fraudulent Activities on February 6, Allfirst Bank, serving in the capacity of remarketing agent, has purchased approximately $300 million of variable rate demand bonds ("VRDBs"). The VRDBs, which are enhanced by a direct-pay letter of credit provided by Allfirst Bank, are an attractive credit product for Allfirst's corporate customers by providing direct access to the capital markets. This results in lower funding costs by replacing the customer's credit rating with Allfirst Bank's credit rating. Investors generally have the right to sell the bonds to the remarketing agent with seven days notice. The typical interest rate reset is weekly and is based primarily on Allfirst Bank's credit rating. While Allfirst Bank's credit ratings have not changed as a result of the Fraudulent Activities, some VRDB investors reacted by requiring a higher interest rate, thus resulting in Allfirst Bank's decision to purchase the VRDBs in order to protect our customers from above market rate funding costs. Allfirst Bank intends to externally remarket the VRDBs purchased once able to do so at market interest rates. As of March 21, the total amount of VRDBs outstanding backed by an Allfirst Bank letter of credit was $1.2 billion.

     At December 31, 2001, approximately $2.4 billion of loans and investment securities available for sale were pledged as collateral for securities sold under agreement to repurchase transactions, treasury tax and loan and other collateralized deposit programs, FHLB borrowings, and the Federal Reserve discount window. The amount of assets pledged as collateral has increased to $2.8 billion since year end 2001.

     Dividends from subsidiaries are the primary source of funds for the liquidity requirements of the Allfirst parent company. Dividends from subsidiaries totaled $146.7 million for the year ended December 31, 2001. Dividends were paid by Allfirst in the amounts of $46.4 million and $48.0 million as of March 30, 2001 and August 30, 2001, respectively, to its sole common shareholder, AIB. The earnings and dividend capacity of Allfirst Bank is normally adequate to service interest obligations on the long-term debt of the Allfirst parent company. However, in light of current dividend restrictions at Allfirst Bank arising from the Fraud Losses, the Allfirst parent company's funding requirements, including the maturity of a $100 million subordinated debt issue in May 2002, will be managed using alternative sources of funding. The dividend restrictions are discussed in the "Stockholders' Equity and Capital Adequacy" section of Management's Discussion and Analysis.

     Any continued uncertainty surrounding Allfirst's credit ratings or a ratings downgrade would have an adverse impact on both the Allfirst parent company and Allfirst Bank's ability to access the unsecured wholesale funding market and would potentially result in the loss of some public funds and other large customer deposits. In addition, a ratings downgrade would have a further adverse impact on the capital markets' receptiveness to VRDBs backed by an Allfirst letter of credit. In this event, Allfirst may not be able to remarket these VRDBs without arranging for a wrap letter of credit at a relatively minimal cost from a counterparty with stronger public debt ratings in order to protect Allfirst's customers from above market rate funding costs. In addition to adversely impacting access to wholesale funding markets, a ratings downgrade would also adversely impact Allfirst's funding costs.

Operational Risk Management

     Operational risk is the risk of loss from inadequate or failed internal control processes, people and systems or from external events. Operational risk is inherent in all business activities at Allfirst. Primary responsibility for the identification and management of operational risk resides with the applicable business line / support staff management. Each line and staff support area is responsible for establishing and maintaining a system of internal control procedures that are appropriate within their particular operating environment. Internal audit and other risk assessment functions play key roles in reviewing and testing the propriety of the control environment.

     The Fraud Losses discussed in more detail under the "Subsequent Event:
Fraudulent Foreign Exchange Trading Activities" section of Management's Discussion and Analysis are an example of losses arising from operational risk. While internal controls over FX trading activities had been established and documented, the circumvention of such controls and failure of support functions with key roles in testing controls to detect this circumvention allowed the losses to go undetected for an extended period of time.

     Allfirst utilizes an operational risk self-assessment process where managers throughout the company assess their operational risks and the effectiveness of their internal controls to address these risks. As a result of the Ludwig Report's identification of internal control deficiencies within the Allfirst treasury operations area, Risk Assessment and Finance conducted additional internal control review procedures throughout Allfirst in March 2002. Based on this additional review, management believes that the internal controls at Allfirst are adequate.

INVESTMENT PORTFOLIO

     At December 31, 2001, the investment securities available for sale portfolio was $4.1 billion compared with $4.4 billion at December 31, 2000, a $274 million or 6.3% decrease. The tax-equivalent yield on the total portfolio for the year ended December 31, 2001 was 6.11% compared to 6.25% for the year ended December 31, 2000. Net unrealized gains on the investment securities portfolio were $26.3 million at December 31, 2001.

     Investment securities sold in 2001 totaled $1.5 billion and generated pretax gains of $0.1 million. Securities sold included U.S. Treasury securities, mortgage backed securities and collateralized mortgage obligations. Investment securities were sold to manage Allfirst's interest rate risk profile in response to the lower interest rate environment in 2001. In 2001, Allfirst purchased $2.6 billion of investment securities to partially replace $1.4 billion of maturities, calls and paydowns of securities and the $1.5 billion of securities sold.

The following table sets forth the net carrying amount ("fair value") of the available for sale securities owned by Allfirst.

                     Available for Sale Investment Portfolio

                                                                   December 31,
                                                      ------------------------------------
                                                         2001         2000         1999
                                                      ----------   ----------   ----------
                                                                 (in thousands)
U.S. Treasury & U.S. Government agencies ..........   $  141,965   $  137,803   $  207,895
Mortgage-backed obligations .......................    2,010,641    1,963,637    1,896,061
Collateralized mortgage obligations/1/ ............      802,070    1,052,232    1,051,283
Asset-backed securities ...........................      250,829      370,406      392,411
Obligations of states and political subdivisions...      502,561      488,600      436,616
Other debt securities .............................       81,545       89,532       73,804
Equity securities/2/ ..............................      311,522      272,827      229,273
                                                      ----------   ----------   ----------
Total .............................................   $4,101,133   $4,375,037   $4,287,343
                                                      ==========   ==========   ==========

/1/ At December 31, 2001, 2000 and 1999, $606.4 million, $844.7 million, and
$1,051.3 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

/2/ Includes AIB American Depository Shares ("ADSs") held by Allfirst related to stock option plans. Fair value of the ADSs at December 31, 2001, 2000 and 1999 were $209.3 million, $158.4 million, and $88.9 million, respectively.

     The following table shows the maturity distribution of the available for sale debt securities of Allfirst at December 31, 2001 based upon amortized cost.

               Maturity of Available for Sale Investment Portfolio

                                                                  Maturing
                                                -----------------------------------------------
                                                             After        After
                                                 Within     One year    Five years
                                                  One       Through      Through       After
                                                  Year      5 Years      10 years     10 years      Totals
                                                --------   ----------   ----------   ----------   ----------
                                                                      (in thousands)
U.S. Treasury & U.S. Government Agencies....    $ 10,904   $  130,326    $     --    $       --   $  141,230
Mortgage-backed obligations/1/..............     241,477      715,113     653,298       376,059    1,985,947
Collateralized mortgage Obligations/1/......     415,733      315,267      35,724        26,609      793,333
Asset-backed securities/1/..................     126,071      103,072      11,530         3,127      243,800
Obligations of states and political
   subdivisions.............................      32,984       78,672      32,317       349,104      493,077
Other debt and equity securities/2/.........      78,406        3,000          --       336,078      417,484
                                                --------   ----------    --------    ----------   ----------
     Total..................................    $905,575   $1,345,450    $732,869    $1,090,977   $4,074,871
                                                ========   ==========    ========    ==========   ==========

/1/ The maturity distribution is based upon long-term cash flow estimates for each security type and coupon rate.
/2/ Equity securities totaling $336.1 million have been classified in after 10 years.

     The following table reflects the approximate weighted average tax-equivalent yield (at an assumed Federal tax rate of 35%) of the available for sale investment portfolio at December 31, 2001 based upon amortized cost.

                     Available for Sale Investment Portfolio
                             (Tax-Equivalent Yields)

                                                                           Maturing
                                                           ------------------------------------------
                                                                      After       After
                                                           Within    One year   Five years
                                                            One      Through     Through      After
                                                            Year     5 Years     10 years    10 years   Totals
                                                           -------   --------   ----------   --------   ------
U.S. Treasury & U.S. Government agencies................    2.14%      3.68%         --%         --%     3.56%
Mortgage-backed obligations.............................    6.27       6.26        6.26        6.34      6.28
Collateralized mortgage obligations/1/..................    5.39       5.39        5.39        5.39      5.39
Asset-backed securities.................................    6.92       6.92        6.92        6.92      6.92
Obligations of states and political subdivisions........    8.11       7.15        7.98        8.00      7.87
Other debt and equity securities........................    1.71       6.88          --        3.68      3.34
                                                            ----       ----        ----        ----      ----
     Total..............................................    5.57%      5.90%       6.30%       5.98%     5.92%
                                                            ====       ====        ====        ====      ====

/1/ Computation of weighted average tax-equivalent yields includes $1.6 million of floating rate CMOs.

LOAN PORTFOLIO

     The following table sets forth the composition of the loan portfolio by type of loan and the percentage of loans by category.

                        Composition of the Loan Portfolio

                                                                       December 31,
                       -----------------------------------------------------------------------------------------------------------
                              2001                   2000                 1999                  1998                  1997
                              ----                   ----                 ----                  -----                 ----
                         Amount        %       Amount        %       Amount        %       Amount        %       Amount        %
                       -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
                                                     (in thousands)
Commercial .........   $ 3,930,556    36.6%  $ 3,828,304    35.1%  $ 3,542,014    32.9%  $ 3,452,416    32.7%  $ 2,868,728    28.4%
Commercial real
 estate ............     2,395,841    22.3     2,362,564    21.7     2,329,886    21.6     2,305,639    21.8     2,256,895    22.4
Residential
 mortgage ..........       472,082     4.4       640,765     5.9       686,780     6.4       827,103     7.8       987,751     9.8
Retail/1/...........     2,838,845    26.4     2,856,520    26.2     2,945,593    27.3     2,755,218    26.1     2,713,663    26.9
Commercial leases ..       679,554     6.3       665,649     6.1       615,670     5.7       540,395     5.1       469,217     4.7
Indirect retail
 leases ............       235,890     2.2       353,364     3.2       383,880     3.5       318,582     3.0       305,004     3.0
Foreign ............       201,103     1.8       201,882     1.8       276,807     2.6       365,067     3.5       482,328     4.8
                       -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
Total loans, net of
 unearned income ...   $10,753,871   100.0%  $10,909,048   100.0%  $10,780,630   100.0%  $10,564,420   100.0%  $10,083,586   100.0%
                       ===========   =====   ===========   =====   ===========   =====   ===========   =====   ===========   =====

/1/ At December 31, 2001 and 2000, $813.6 million and $765.8 million of home equity loans were pledged as collateral under the "Borrower-in-Custody" program with the Federal Reserve Bank. Under this program, a depository institution pledges collateral for advances, if needed, at the discount window and is permitted to retain possession of that collateral on its own premises, subject to terms and conditions agreed upon between the Federal Reserve Bank and the institution. There were no borrowings under this program at December 31, 2001 or December 31, 2000.

     The following table displays the contractual maturities and interest rate sensitivities of Allfirst's loan portfolio at December 31, 2001. Allfirst's experience indicates that certain of the loans will be renewed, rescheduled, or repaid, and that other loans will be charged off, in each case prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                           Contractual Loan Maturities

                                                        Maturing
                                        ---------------------------------------
                                                      After 1 year
                                        In one Year     Through        After
                                        Or less/1/      5 years       5 years        Total
                                        ----------    ------------   ----------   -----------
                                                            (in thousands)
Commercial ..........................   $1,116,767     $2,320,389    $  493,400   $ 3,930,556
Commercial real estate ..............      479,338      1,160,689       755,814     2,395,841
Residential mortgage ................       89,752        180,999       201,331       472,082
Retail ..............................      658,979      1,572,536       607,330     2,838,845
Commercial leases receivable ........       81,372        392,028       206,075       679,475
Indirect retail leases receivable ...       69,164        166,805            --       235,969
Foreign .............................      146,351         54,235           517       201,103
                                        ----------     ----------    ----------   -----------
     Total ..........................   $2,641,723     $5,847,681    $2,264,467   $10,753,871
                                        ==========     ==========    ==========   ===========

Amount of loans based upon:
Fixed interest rates ................   $1,244,008     $2,861,285    $1,173,098   $ 5,278,391
Variable interest rates/2/ ..........   $1,397,715     $2,986,396    $1,091,369   $ 5,475,480

/1/ Includes demand loans and loans having no stated schedule of repayments or maturity.
/2/ The variable interest rates generally fluctuate according to a formula based on various rate indices such as the prime rate and LIBOR.

Commercial

     Commercial loan outstandings of $3.9 billion grew $102 million or 2.7% in 2001. Commercial outstandings comprised 36.6% of Allfirst's total loans and leases at December 31, 2001. Commercial loans include short and medium term loans, revolving credit arrangements, lines of credit, asset based lending and equipment lending. The increase in commercial loans in 2001 was primarily due to the acquisition of a $161 million portfolio of loans to insurance premium finance companies in August. Commercial loan originations were flat during the fourth quarter primarily due to the weaker economy. The commercial loan portfolio is segregated by market sector into two primary business lines - Regional Banking and Capital Markets. Additional business line disclosures are presented on page 47 of Management's Discussion and Analysis.

Commercial Real Estate

     Allfirst's commercial real estate portfolio represents loans secured primarily by commercial real estate. Commercial real estate loans of $2.4 billion comprised 22.3% of the total loan portfolio at December 31, 2001. Commercial real estate loans increased $33 million or 1.4% during 2001. Allfirst continues to emphasize relationship lending with a focus on quality investor real estate and owner-occupied properties within Allfirst's geographical marketplace. As of December 31, 2001, approximately $1.0 billion or 41% of the commercial real estate portfolio was secured by owner-occupied properties, down from 43% in 2000. The commercial real estate portfolio continues to be well balanced by property type and is geographically centered in Allfirst's regional marketplace, with the majority of the portfolio secured by properties in Maryland, south central Pennsylvania, northern Virginia, and Washington, D.C.

     Commercial real estate loans included $575 million in construction loans at December 31, 2001 compared to $479 million at December 31, 2000. These loans are for land acquisition and development, and building construction. Most construction activity continues to occur in northern Virginia and along the Baltimore/Washington corridor with development primarily for commercial office space, industrial and retail projects.

Residential Mortgage

     Residential mortgages at December 31, 2001 of $472 million decreased $169 million from December 31, 2000. The decline was due to a combination of paydowns and the sale of $60 million in residential mortgages in April 2001. Allfirst offers a comprehensive range of first mortgage products, referred directly from its retail branch system to a third party who then funds these loans for their portfolio. Allfirst sold its mortgage banking subsidiaries in 1998 and outsourced its remaining residential mortgage loan origination, processing and loan closing functions in 2000. Allfirst expects its residential loan portfolio to continue to decline as existing loans are paid down or sold.

Retail

     Allfirst's retail portfolio of $2.8 billion at December 31, 2001 was comprised of direct retail balances of $2.4 billion and indirect retail balances of $0.4 billion. Direct and indirect retail loans are not shown separately in Management's Discussion and Analysis, due to issues related to data availability in 1998 and prior. However, in the financial statements for the years 2001, 2000 and 1999, retail loans are broken into two categories, direct and indirect.

Direct Retail

     Direct retail loans outstanding at December 31, 2001 of $2.4 billion increased $282 million compared to 2000, due to 13.9% growth in home equity lines and loans.

     While Allfirst provides a comprehensive range of retail loan and line products, including home equity, automobile, marine and unsecured lending, home equity loans and lines of credit represented approximately 91% of the Direct Retail portfolio at December 31, 2001.

Indirect Retail

     Indirect retail loans of $418 million decreased $300 million compared to December 31, 2000. This decrease is attributable to Allfirst's decision to curtail the origination of indirect automobile loans in late 2000. Allfirst continues to service its existing indirect loan portfolio.

Commercial Leases Receivable

     Commercial leases receivable increased to $680 million at December 31, 2001 from $666 million at December 31, 2000. The majority of the commercial leasing portfolio is general equipment leases with an emphasis on transportation equipment including railcars, tractors, trailers and commercial aircraft. The aircraft component of the commercial lease portfolio consists of leveraged leases, which totaled $115 million at year end. The primary market for direct sales efforts with respect to customers and prospects is the Mid-Atlantic region. Other parts of the country comprise a secondary market for direct sales calling but with a greater reliance on outside referral sources. Competition includes other banks, as well as nonbank, independent and captive finance and leasing companies.

Retail Leases Receivable

     Retail lease receivables consist of indirect retail automobile leases. Retail leases receivable of $236 million at December 31, 2001 were down $117 million from December 31, 2000 levels. The decision to curtail the origination of indirect automobile leases in late 2000 led to the decline. At December 31, 2001, Allfirst maintained a $6.2 million automobile lease residual valuation allowance on total auto lease residuals of $170.0 million. Allfirst continues to service its existing indirect lease portfolio.

Foreign

     Foreign loans totaled $201 million at December 31, 2001, a decrease of $1 million when compared to December 31, 2000. Foreign loans outstanding at December 31, 2001 included foreign maritime loans totaling $143 million, which decreased $14 million from 2000 primarily due to paydowns.

ASSET QUALITY

Concentrations of Credit Risk

     The majority of Allfirst's loan activity is with customers within the Baltimore/Washington and greater Harrisburg, Pennsylvania marketplaces which encompass all of Maryland, Washington, D.C., northern Virginia and south central Pennsylvania. As such, its performance will be influenced by the economies of those regions. The loan portfolio is diversified with no single industry comprising a significant portion of the total portfolio. Investment real estate loans, which are included in the commercial real estate portfolio, comprise 14.3% of total loans and are moderately concentrated by property type and geographic location.

Nonperforming Assets

     At December 31, 2001, nonperforming assets totaled $88.7 million, compared with $107.5 million at year end 2000, a decrease of $18.8 million. Nonaccrual loans decreased $3.5 million from 2000 levels. Additions to nonaccrual loans aggregated $72.6 million. These were offset by reductions in nonaccrual loans of $76.1 million, comprised of loan sales, paydowns, and payoffs of $44.8 million, chargeoffs of $16.9 million, loans returned to accrual status of $9.4 million, and transfers to other real estate and other assets owned of $4.9 million. The decrease in nonperforming loans included the sale of a $6.6 million loan to a healthcare provider and the $17.4 million reduction of a syndicated loan to a financial services borrower through sale, paydown and partial chargeoff. Both loans had resulted in the growth of nonperforming assets during the year 2000. Other Real Estate Owned was $6.2 million at December 31, 2001 compared to $9.0 million at December 31, 2000. The decrease of $2.8 million was primarily attributable to dispositions of several commercial properties.

     Nonperforming other assets, comprised of maritime loans, were $2.4 million at December 31, 2001, a $13.1 million decline for the year. The decrease was primarily the result of vessel sales of $10.3 million and chargeoffs of $1.7 million. Allfirst has classified these assets as nonperforming other assets because: 1) the value of the assets is approximately equal to the book balance and 2) the structure of each asset provides compensation for increased risk by incorporating revenue sharing rights. These assets have been valued based on the estimated cash flows from each shipping vessel's operations as well as independent valuations.

     During 1998 and 1999, Allfirst's foreign maritime loan portfolio was negatively affected by economic adversity in certain international markets, particularly Asia, that depressed the dry bulk and tanker shipping industries. By 2000, both markets had recovered, but volatility returned in 2001. At December 31, 2001, Allfirst's total foreign maritime exposure was $175 million including loans and leases of $143 million, $2 million in other foreign maritime assets, and $29 million in unfunded loan commitments, letters of credit and risk participations. This compares to total foreign maritime exposure of $202 million at December 31, 2000 and $237 million at December 31, 1999.

     The following table sets forth nonperforming assets and accruing loans which are 90 days or more past due as to principal or interest payments as of the dates indicated.

                              Nonperforming Assets

                                                                      December 31,
                                                  -----------------------------------------------------
                                                   2001        2000       1999        1998       1997
                                                  -------    --------    -------    --------    -------
                                                                     (in thousands)
Nonaccrual loans
Domestic:
   Commercial .................................   $47,764    $ 52,231    $13,496    $ 17,356    $21,730
   Commercial real estate .....................     4,038       6,728      8,151       6,332      9,417
   Residential mortgage .......................    16,035      17,432     20,511      22,366     24,808
   Commercial leases receivable ...............     6,750       1,712        264          --         --
Foreign .......................................     1,943       1,928      9,302      13,227      4,340
                                                  -------    --------    -------    --------    -------
        Total nonaccrual loans ................    76,530      80,031     51,724      59,281     60,295
Restructured loans ............................        --          --         --          88      3,692
Other real estate and other assets owned /1/ ..     9,777      11,993     12,971      15,630     16,963
Other /2/ .....................................     2,411      15,515     15,767      25,903         --
                                                  -------    --------    -------    --------    -------
     Total nonperforming assets ...............    88,718     107,539    $80,462    $100,902    $80,950
                                                  =======    ========    =======    ========    =======
Nonperforming assets as a % of total loans,
   net of unearned income plus other
   foreclosed assets owned ....................      0.82%       0.98%      0.74%       0.95%      0.80%
                                                  =======    ========    =======    ========    =======
Accruing loans contractually past due 90
   Days or more as to principal or interest:
      Domestic ................................   $36,848    $ 33,080    $31,693    $ 40,469    $23,717
                                                  =======    ========    =======    ========    =======
      Foreign .................................     8,352         250         --          --         --
                                                  =======    ========    =======    ========    =======

----------
/1/ Other real estate and other assets owned represents collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.
/2/ Other is primarily comprised of maritime loans discussed in detail under "Nonperforming Assets".

     The following table sets forth the gross interest income that would have been received during the year ended December 31, 2001 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year and the interest income on such loans had actually been included in income for the year.

                                                                           Year ended December 31, 2001
                                                                           -----------------------------
                                                                           Domestic              Foreign
                                                                             Loans                Loans
                                                                             -----                -----
                                                                                  (in thousands)
Gross interest income that would have been recorded had nonaccrual loans
   performed in accordance with original terms .........................    $5,047                $620
Interest income actually recorded ......................................     1,098                 516

     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which Allfirst has serious doubts regarding the ability of the borrowers to continue to comply with present repayment terms. At December 31, 2001, management was monitoring $118 million of potential problem loans, which were not included in the nonperforming assets table disclosed above, as compared to $60 million at December 31, 2000. There were no other interest earning assets, other than loans, at December 31, 2001 which were classifiable as nonaccrual, restructured, past due or potential problem assets.

Allowance for Loan and Lease Losses

     Allfirst maintains an allowance for loan and lease losses ("allowance") adequate to absorb probable losses inherent in the loan portfolio. The following table details certain information relating to the allowance for the five years ended December 31, 2001. See also Note 4 of the Notes to Consolidated Financial Statements.

               Analysis of the Allowance for Loan and Lease Losses

                                                                         December 31,
                                                   --------------------------------------------------------
                                                     2001        2000        1999        1998        1997
                                                   --------    --------    --------    --------    --------
                                                                        (in thousands)
Summary of Transactions
Allowance at beginning of  year ................   $152,539    $157,351    $157,351    $168,186    $154,802
Provision for loan and lease losses ............     28,575      28,540      34,150      34,297      32,017
Losses charged off:
   Commercial loans ............................     13,554      15,584       9,083       6,836       9,581
   Commercial real estate loans ................        740       2,861         283         692         543
   Residential mortgages .......................      2,386       2,841       4,447       1,300         868
   Retail loans, excluding credit card loans ...     15,983      15,829      17,622      11,476       7,998
   Credit card loans ...........................        276         197         187       3,463      26,962
   Commercial leases receivable ................        684         237          --           1          --
   Indirect retail leases receivable ...........      3,181       2,803       1,860       1,106         736
   Foreign loans ...............................        793       2,143       8,820      19,364          --
                                                   --------    --------    --------    --------    --------
      Total losses charged off .................     37,597      42,495      42,302      44,238      46,688
                                                   --------    --------    --------    --------    --------
Recoveries of losses previously charged off:
   Commercial loans ............................      1,306         772         749       1,642       1,083
   Commercial real estate loans ................        190       2,450       1,322       1,928         313
   Residential mortgages .......................        871         930         965          47          97
   Retail loans, excluding credit card loans ...      5,398       4,296       4,550       3,460       2,893
   Credit card loans ...........................         76         121          42         102       1,507
   Commercial leases receivable ................        315          65          13           7          --
   Indirect retail leases receivable ...........        527         328         347         255         221
   Foreign loans ...............................        339         181         164          --         557
                                                   --------    --------    --------    --------    --------
      Total recoveries .........................      9,022       9,143       8,152       7,441       6,671
                                                   --------    --------    --------    --------    --------
Net losses charged off .........................     28,575      33,352      34,150      36,797      40,017
Allowance for loans of acquired banks ..........         --          --          --          --      42,884
Allowance attributable to loans sold ...........         --          --          --      (6,850)    (21,500)
Transfer of allowance to reserve for
    off-balance sheet liability ................         --          --          --      (1,485)         --
                                                   --------    --------    --------    --------    --------
Total allowance at end of year .................   $152,539    $152,539    $157,351    $157,351    $168,186
                                                   ========    ========    ========    ========    ========
Net Loan Losses (Recoveries) by Category
   Commercial loans ............................   $ 12,248    $ 14,812    $  8,334    $  5,194    $  8,498
   Commercial real estate loans ................        550         411      (1,039)     (1,236)        230
   Residential mortgages .......................      1,515       1,911       3,483       1,253         771
   Retail loans ................................     10,585      11,533      13,072       8,016       5,105
   Credit card loans ...........................        200          76         144       3,361      25,455
   Commercial leases receivable ................        369         172         (13)         (6)         --
   Indirect retail leases receivable ...........      2,654       2,475       1,513         851         515
   Foreign loans ...............................        454       1,962       8,656      19,364        (557)
                                                   --------    --------    --------    --------    --------
      Total ....................................   $ 28,575    $ 33,352    $ 34,150    $ 36,797    $ 40,017
                                                   ========    ========    ========    ========    ========
Net Loan Losses (Recoveries) to Average
   Loans by Category
      Commercial loans .........................       0.32%       0.40%       0.24%       0.16%       0.37%
      Commercial real estate loans .............       0.02        0.02       (0.04)      (0.06)       0.01
      Residential mortgages ....................       0.27        0.29        0.48        0.14        0.08
      Retail loans .............................       0.38        0.40        0.46        0.30        0.26
      Credit card loans ........................       1.31        0.50        0.95       10.18        6.72
      Commercial leases receivable .............       0.06        0.03          --          --          --
      Indirect retail leases receivable ........       0.91        0.65        0.44        0.27        0.30
      Foreign loans ............................       0.23        0.80        2.77        4.35       (0.15)
                                                   --------    --------    --------    --------    --------
      Total loans ..............................       0.27%       0.31%       0.32%       0.36%       0.48%
         Total loans - excluding credit cards ..       0.27%       0.31%       0.32%       0.33%       0.18%
Allowance as a percentage of year end
   loans, net of unearned income ...............       1.42%       1.40%       1.46%       1.49%       1.67%
Allowance as a percentage of nonperforming
loans ..........................................      199.3%      190.6%      304.2%      265.0%      262.8%

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

     The process of establishing and managing the allowance with respect to Allfirst's commercial portfolios begins when a loan officer initially assigns each loan or lease a risk rating, based on a ten-point numerical scale and using established credit criteria. Risk ratings are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience; adjustment factors that are considered include: the levels and trends in past due and non-accrual loans; trends in loan volume; effects of any changes in lending policies and procedures; changes in underwriting; and the experience and depth of lending management.

     Historical factors by risk rating are carefully adjusted each quarter based on documentation reflective of management's seasoned judgment. Management also evaluates credit risk concentration, including trends in large dollar exposures to related borrowers, shared national credit exposure and industry concentrations. Experience has demonstrated that concentration risk has the potential to increase loan loss risk when influenced by external industry factors. All nonaccrual and classified loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve.

     During 2000, management introduced enhancements to support the calculation of the general reserves for loans and leases in the commercial portfolios not specifically reserved. Each risk rating is assigned a graduated risk factor based on probability of default and loss in event of default reflective of historical loss rates over a full economic cycle. The cycle used in 2001 began with the last recessionary period that started in 1990. Management believes that use of the graduated risk factors allows it to further refine the determination of the allowance for this group of loans.

     Reserves for the retail and residential mortgage portfolios are intended to absorb approximately twelve months of inherent losses. These loans and leases are segregated into homogeneous pools with similar risk characteristics and the rolling twelve month historical loss experience for each pool is updated quarterly. Trends in each retail and residential pool are analyzed and adjusted to reflect current conditions. Adjustment factors for the residential and retail portfolios are consistent with those for the commercial portfolios.

     The unallocated portion of the allowance is not attributable to any specific components of the loan portfolio, but is available to support losses that are probable within the high end of the range of losses that management has identified when establishing the specific and general portions of the allowance. Allfirst has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in application of risk rating criteria, the quality of individual loan analyses and initial assessments of collateral values can also contribute to undetected, but probable, losses. Management uses quantitative tools to assist it in evaluating the overall reasonableness of the unallocated reserve. The unallocated reserve protects Allfirst from errors or subjectivity that might occur in testing or reviewing the allowance for adequacy.

     The following table sets forth the allocation of the allowance to the respective loan classifications. The allocation of the allowance is based on a consideration of all of the factors discussed above that are used to determine the allowance as a whole. Since all of those factors are subject to change based on environmental factors, the allocation of the allowance detailed below is not necessarily indicative of future losses or future allocations. The allowance was available to absorb losses occurring in any category of loans. During 2001, provisions for loan and lease losses equaled net chargeoffs.

              Allocation of the Allowance for Loan and Lease Losses

                                                     December 31,
                                 ----------------------------------------------------
                                   2001       2000       1999       1998       1997
                                 --------   --------   --------   --------   --------
                                                    (in thousands)
Commercial ...................   $ 64,270   $ 48,237   $ 30,103   $ 37,115   $ 35,867
Commercial real estate .......     12,016     12,342     16,500     18,062     21,584
Residential mortgage .........      4,250      5,763      4,411      4,100      1,719
Retail .......................     12,900     13,383     15,078     12,494     13,041
Credit card ..................         --         --         --         --      6,010
Commercial leases receivable .     23,462     11,458     10,210     10,112     10,787
Retail leases receivable .....      2,448      2,474      2,484      1,298        873
Foreign ......................      4,795      6,753     16,063     23,807     14,143
Unallocated ..................     28,398     52,129     62,502     50,363     64,162
                                 --------   --------   --------   --------   --------
               Total allowance   $152,539   $152,539   $157,351   $157,351   $168,186
                                 ========   ========   ========   ========   ========

     The following table presents loan portfolio concentration by loan type.

                               Loans by Loan Type

                                                       December 31,
                                        -----------------------------------------
                                         2001    2000      1999     1998     1997
                                        -----    -----    -----    -----    -----
                                                (percentage of total loans)
Commercial ........................      36.6%    35.1%    32.9%    32.7%    28.4%
Commercial real estate ............      22.3     21.7     21.6     21.8     22.4
Residential mortgage ..............       4.4      5.9      6.4      7.8      9.8
Retail ............................      26.3     26.1     27.2     25.9     25.4
Credit card /1/ ...................       0.1      0.1      0.1      0.2      1.5
Commercial leases receivable ......       6.3      6.1      5.7      5.1      4.7
Retail leases receivable ..........       2.2      3.2      3.5      3.0      3.0
Foreign ...........................       1.8      1.8      2.6      3.5      4.8
                                        -----    -----    -----    -----    -----
Total loans, net of unearned income     100.0%   100.0%   100.0%   100.0%   100.0%
                                        =====    =====    =====    =====    =====

/1/ On August 8, 1997 Allfirst sold its Bell Atlantic co-branded credit card portfolio to Chase Manhattan Bank Delaware. On February 25, 1998, substantially all of Allfirst's remaining credit card portfolio was sold to Bank of America National Association.

     From year end 2000 to year end 2001, total allocated reserves increased by $23.7 million. The $16 million increase in the allocated reserves for commercial loans reflected changes in the risk of the portfolio as determined by downward migration of risk ratings combined with management's judgment on the impact of the changes in the economic climate as 2001 unfolded. Nonperforming commercial loans decreased by 8%, reflecting successful resolution of troubled credits through the workout process. Analysis of the larger nonperforming loans indicated that a significant percentage were adequately secured and most likely would not result in a loss. In the Allfirst Capital Markets portfolio, which includes larger syndicated credits, total criticized assets increased by 60%, primarily in the more severely rated categories. Decreased market liquidity for more leveraged companies and repositioning in the overbuilt telecommunications sector contributed to some of the rating changes. In the Regional Banking portfolio, total criticized assets were stable. However, there was downward migration to the more severe categories generally related to the economic environment. Reserve adjustments for concentration risk, which increases inherent loss volatility, reflected deterioration in capital markets and industry conditions. Due to slowing in the regional and national economies, economic adjustment factors are significantly higher than the prior year end for all commercial portfolios at December 31, 2001.

     Due primarily to continuing strong credit quality, allocated reserves for the commercial real estate portfolio, which includes investor real estate and owner-occupied real estate, were stable. Nonperforming commercial real estate loans decreased during the year, and represented a modest 5% of total nonperforming loans. At December 31, 2001, Allfirst had $1.5 billion in investor real estate loans, with moderate concentration by property type and geographic location. For larger projects, Allfirst's strategy involves working with developers whose performance is well known, which results in customer concentrations. Although the level of criticized and charged off loans on investor real estate is low, adjustments have been made to historical factors to reflect the increased inherent risk due to these concentrations and the sizes of some of the loans.

     Reserves for retail loans and leases were unchanged at $15.3 million. Allocations to the home equity portfolio, which represents 68% of total retail loans and leases, declined marginally. That portfolio has continued to grow, although delinquencies and chargeoffs are low and have improved over the prior year. Allocations to the indirect auto lending and leasing businesses decreased by $1.2 million since Allfirst curtailed those businesses in late 2000. At December 31, 2001, allocated reserves related to the indirect auto lending and leasing business were $5.4 million. The reserve attributed to these businesses reflects higher delinquency and chargeoff rates on a considerably lower base of loans and leases.

     Allocated reserves for the foreign portfolio decreased by $2.0 million due to ongoing improvement in the credit quality of the maritime portfolio. Total foreign maritime outstandings declined by 15% and there were no classified or nonperforming maritime loans at year end. Excluding the maritime portfolio, Allfirst engages in limited international banking activities with a foreign loan portfolio of $99 million (less than 1% of net loans). Allfirst mitigates risk in this portfolio by using Exim Bank (Export - Import Bank of the United States, a governmental agency) guarantees and insurance which reduces Allfirst's exposure in this portfolio.

     Commercial lease reserves increased by $12.0 million to $23.5 million, primarily due to concerns related to the aircraft portfolio and deterioration in the vehicle fleet portfolio. Leveraged leases to the airline industry, secured by aircraft, totaled $81 million at year end. Subsequent to the events of September 11, there has been downward migration of risk ratings and the aircraft reserve was increased by $8.4 million. Although some aircraft exposure is classified, none of the assets were included as nonperforming assets. At December 31, 2001, allocated reserves related to the airline portfolio was $16.9 million. Other reserve increases are primarily related to the $35 million bus portfolio, which was further stressed as potential travelers curtailed plans and school trips were cancelled after the terrorist attacks.

     During the year, the unallocated reserve decreased by $23.7 million to $28.4 million, and represented 19% of the allowance as of December 31, 2001 compared to 34% as of December 31, 2000. The allowance represented 1.42% of total loans compared to 1.40% at the prior year end. The allowance as a percentage of nonperforming loans and leases improved to 199%, up from 190% at year end 2000. Nonperforming loans decreased $3.5 million from 2000 levels with reductions in commercial nonperforming loans partially offset by increases in commercial leases receivable. Net chargeoffs for 2001 were 0.27 % of average loans and leases, down from 0.31% in 2000.

     Statistical and other quantitative tools play a significant role in management's estimate of the allowance; however, its overall adequacy reflects management's judgement about probable credit losses based on its substantial experience. At the end of 2000, management was beginning to anticipate an economic downturn and was concerned that certain situations might pose risks to portions of its loan portfolio. These concerns were not reflected in the allocated portion of the reserve at December 31, 2000, but were reflected when determining the adequacy of the total $152.5 million reserve. During 2001, some of these risks materialized as evidenced by downward migration of risk ratings in some portfolios, judgmental adjustments underlying management's judgement for deterioration in the economy, and the resultant higher allocated reserve levels. Ratio analysis on the allowance at year end 2001 showed improvement over prior year, indicating that Allfirst was able to manage its loan portfolio in a safe and sound manner, consistent with applicable regulatory requirements. Based on these experiences and its view of developing trends in the regional and national economies, management believes that the overall level of the allowance is appropriate.

September 11, 2001 Events

     With the exception of a leveraged lease portfolio to the airline industry representing less than 1% of total loans and leases, Allfirst does not have a material exposure to industries directly affected by the events of September 11, 2001. However, those events may have an adverse effect on the U.S. and the local economy into 2002. As a result, the credit quality of Allfirst's loan and lease portfolio may decline from December 31, 2001 levels.

DEPOSITS

     Total deposits at December 31, 2001 were $13.1 billion, a $393 million increase when compared to December 31, 2000. Noninterest bearing deposits increased to $3.8 billion, up $882 million from December 31, 2000. Noninterest bearing deposit growth was primarily attributable to $857 million of growth in commercial demand deposit balances. A portion of this growth was a result of higher compensating balances to cover depository services due to the lower interest rate environment. In addition, balances were higher at December 31, 2001 since the last day of the year was a Monday, typically the weekday with the highest balances, which then decline throughout the week. December 31, 2000 fell on a Sunday; thus the prior business day's balances would have been at the lowest level of the weekly cycle.

     Interest bearing deposits, excluding large denomination time deposits, increased $145 million when compared to 2000. This increase was due to a $367 million increase in money market deposits and a $36 million increase in savings deposits, offset by lower consumer time deposits of $263 million. Large denomination time deposits decreased $631 million from December 31, 2000 levels due to lower funding requirements at year end. To the extent that Allfirst must replace noninterest bearing or interest bearing deposits with wholesale funding, including large denomination certificates of deposits, Allfirst's cost of funds increases.

     The following table details the maturity distribution of certificates of deposit of $100,000 or more on December 31, 2001.

Maturity Distribution of Certificates of Deposit in Amounts of $100,000 or More

                                                                  (in millions)
Within three months ............................................     $  725
After three months but within six months .......................        539
After six months but within twelve months ......................      1,096
After twelve months ............................................        273
                                                                     ------
              Total ............................................     $2,633
                                                                     ======

SHORT-TERM BORROWINGS

     To the extent that deposits are not adequate to fund customer loan demand or securities portfolio transactions, or to the extent that long-term borrowings are inadequate to meet funding requirements of other subsidiaries, Allfirst seeks to meet its liquidity needs in the short-term funds markets. Allfirst utilizes many sources to meet these short-term needs. The following table provides information with respect to each of these sources for the years ended December 31, 2001, 2000 and 1999.

                              Short-term Borrowings

                                                           Years ended December 31,
                                                     ------------------------------------
                                                       2001         2000          1999
                                                     --------    ----------    ----------
                                                               (in thousands)
Federal funds purchased:
       End of year outstandings ..................   $481,173    $  506,480    $  291,993
       Highest month end balance .................    985,625     1,057,857     1,223,680
       Average balance ...........................    854,649       686,133       818,532
       Average interest rate at year end .........       1.63%         6.46%         5.49%
       Weighted average interest rate /1/ ........       3.94          6.19          4.93

Repurchase agreements:
       End of year outstandings ..................   $645,130    $  605,730    $  629,281
       Highest month end balance .................    817,561       983,692       984,940
       Average balance ...........................    661,227       723,454       779,853
       Average interest rate at year end .........       1.40%         5.97%         4.22%
       Weighted average interest rate /1/ ........       3.52          5.72          4.55

Master demand notes of Allfirst parent company:
       End of year outstandings ..................   $266,904    $  305,446    $  334,186
       Highest month end balance .................    270,724       349,427       339,301
       Average balance ...........................    250,257       299,279       319,734
       Average interest rate at year end .........       1.75%         5.75%         5.15%
       Weighted average interest rate /1/ ........       3.68          5.49          4.78

Other borrowed funds, short-term:
       End of year outstandings ..................   $300,000    $  234,940    $  375,576
       Highest month end balance .................    300,000       390,000       375,576
       Average balance ...........................    176,608       266,822       197,249
       Average interest rate at year end .........       1.44%         5.43%         4.22%
       Weighted average interest rate /1/ ........       3.59          6.07          4.94

--------------
/1/ The weighted average interest rate is calculated by dividing the annual interest expense by the daily average outstanding principal balance.

     As indicated, short-term borrowings include master demand notes. The master demand note ("masternote") is an unsecured obligation of the Allfirst parent company, which was developed to meet the investment needs of Allfirst's cash management customers. Under the masternote program, available customer balances are invested overnight in masternotes. The proceeds are used to provide short-term funding to Allfirst's nonbank subsidiaries, with any excess funds invested in short-term liquid assets. Outstanding masternote balances are determined by the investable balances of Allfirst's sweep account customers that elect the masternote investment option.

LONG-TERM DEBT

     Long-term debt of $1.0 billion at December 31, 2001 was essentially unchanged when compared to December 31, 2000. Variable rate FHLB advances of $200 million matured in 2001 and were replaced by a $200 million, ten year fixed rate FHLB advance. Approximately $697 million of Allfirst's long term debt qualifies as regulatory capital and is discussed in more detail under the "Stockholders' Equity and Capital Adequacy" section of Management's Discussion and Analysis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

     The FRB's regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of Tier 1 capital. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold additional capital of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

     At December 31, 2001, Allfirst's Tier 1 risk based capital ratio was 6.96% ($1.1 billion of Tier 1 capital) and its total risk based capital ratio was 10.59% ($1.7 billion of total regulatory capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated capital trust preferred securities, the allowance for loan and lease losses, and other off-balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. The leverage ratio, which was 6.56% at December 31, 2001, measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards.

     The FRB's regulatory framework for "prompt correction action" has established minimum capital ratios to meet the standard of "well-capitalized". These ratios are: Tier 1 capital to risk weighted assets of 6.00%; total capital to risk weighted assets of 10.00%; and Tier 1 capital to average assets (leverage ratio) of 5.00%. Allfirst is committed to maintaining "well capitalized" banking affiliates.

     On July 13, 1999, the Allfirst parent company issued 100,000 Floating Rate Non-cumulative Subordinated Capital Trust Enhanced Securities ("SKATES"), a guaranteed preferred beneficial interest in junior subordinated debentures, at a price to investors of $98.9 million. On July 14, 1999, the proceeds from the issuance of the SKATES, as well as other funding sources, were used to redeem the Allfirst parent company's 7.875% non-cumulative Preferred Stock at a redemption price of $25.00 per share or a total of $150.0 million plus $2.4 million of accrued and unpaid dividends. Each SKATES pays a non-cumulative quarterly distribution calculated based on three month LIBOR plus 1.50%, reset quarterly. These securities are classified as long-term debt on the Consolidated Statement of Condition and qualify as Tier 1 Capital, with the limitation that the SKATES and other guaranteed preferred beneficial interest in junior subordinated debentures cannot exceed 25% of Tier 1 capital. At December 31, 2001, $277 million of the $397 million in qualified guaranteed preferred beneficial interest in junior subordinated debentures was included in Tier 1 Capital compared to $323 million of the $396 million at December 31, 2000.

     In November 2001, U.S. banking regulators adopted revised rules concerning regulatory capital standards. The new rules amend the regulatory capital treatment of recourse arrangements, direct credit substitutes, residual interests in asset securitizations, and asset and mortgage-backed securities to better align regulatory capital requirements with the risk associated with these positions. This rule is effective January 1, 2002, and any transactions settled on or after the effective date are subject to the capital requirements of this rule. Companies that entered into transactions which settled before the effective date that result in increased capital requirements may delay the application of this rule until December 31, 2002.

     A nonbank subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, loans are sold by Allfirst with recourse. The application of the new capital rule will reduce Allfirst's regulatory capital ratios by adding an additional $1.5 billion in risk adjusted assets related to loans sold with recourse. The capital ratios of Allfirst Bank will not be impacted by this rule.

     Additionally, in January 2002, U.S. banking regulators adopted rules governing the capital guidelines to establish special minimum capital requirements for equity investments in nonfinancial companies held by banks, banking holding companies, and financial holding companies. This rule becomes effective April 1, 2002 and is not expected to have a material impact on Allfirst's capital adequacy.

     The following table details Allfirst's capital components and ratios at December 31, 2001 and as restated for 2000 and 1999 based upon the capital requirements of the regulatory agencies. For additional information on regulatory capital see Note 14 of the Notes to Consolidated Financial Statements.

                          Capital Components and Ratios

                                                                                                December 31,
                                                                                                ------------
                                                                                                   2000              1999
                                                                                    2001        As Restated     As Restated
                                                                                ------------    -----------     -----------
                                                                                           (in thousands)
Common stockholders' equity..................................................    $ 1,655,502    $ 1,756,602     $ 1,764,666
Guaranteed preferred beneficial interests in junior subordinated debentures
     (limited to 25% of Tier 1 capital)......................................        277,304        322,627         339,929
Disallowed intangible assets.................................................       (791,139)      (792,782)       (841,161)
Minority interest............................................................            113            110             120
Net unrealized losses (gains) on investment securities available for sale....        (32,560)         3,956          96,163
                                                                                 -----------    -----------     -----------
     Tier 1  capital.........................................................      1,109,220      1,290,513       1,359,717
                                                                                 -----------    -----------     -----------
Qualifying subordinated debt.................................................        299,652        319,590         339,510
Redeemable preferred stock...................................................             --          1,718           5,005
Allowance for loan and lease losses..........................................        152,539        151,139         155,951
Off-balance sheet reserves...................................................          5,033          4,524           4,209
Guaranteed preferred benefit interests in junior subordinated debentures not
     qualifying as Tier 1 capital............................................        119,574         73,683          55,815
                                                                                 -----------    -----------     -----------
     Tier 2 capital..........................................................        576,798        550,654         560,490
                                                                                 -----------    -----------     -----------
Total capital................................................................    $ 1,686,018    $ 1,841,167     $ 1,920,207
                                                                                 ===========    ===========     ===========

Risk-adjusted assets.........................................................    $15,927,873    $15,425,841     $14,930,974

Average tangible quarterly assets (fourth   quarter).........................    $16,902,910    $16,880,308     $16,753,967

Risk-based capital ratios:
     Tier 1 capital to risk-adjusted assets..................................           6.96%          8.36%           9.11%
     Total capital to risk-adjusted assets...................................          10.59          11.94           12.86
     Leverage  ratio.........................................................           6.56           7.65            8.12

     As of December 31, 2001, the total capital ratio of Allfirst's primary banking unit, Allfirst Bank, as adjusted for the Fraud Losses, met the "adequately capitalized" standard, but not the "well capitalized" standard under the regulatory framework for prompt corrective action. On February 11, 2002, the Allfirst parent company injected additional capital in the form of subordinated debt with a term of seven years priced at LIBOR + 40 basis points into Allfirst Bank. The pro forma December 31, 2001 total capital ratio of Allfirst Bank, after the effect of the capital injection, was 10.20%. This ratio compares favorably to the "well capitalized" standard under the regulatory framework.

FINANCIAL INSTRUMENTS - TRADING ACTIVITIES

     Allfirst maintains active trading positions in a variety of financial derivatives to provide investment products and risk management services to its customers as well as for its own trading account. The trading risk is monitored through Allfirst's probable maximum loss ("PML") model, commonly known as a Value at Risk ("VAR") model.

     The following table shows the maturity distribution, in notional amounts, of the classes of trading instruments at December 31, 2001.

                                                            Less than     1 - 3      4 - 5     Greater
                                                             1 Year       Years      Years    than 5 Years     Total
                                                           ----------   --------   --------   ------------   ----------
                                                                                (in thousands)
U.S. dollar interest rate contracts as intermediary:
---------------------------------------------------
Interest rate swaps.....................................   $  237,631   $932,961   $684,456    $1,231,446    $3,086,494
Interest rate caps and floors written...................       52,036     86,000     28,706            --       166,742
Interest rate caps and floors purchased.................       52,815     80,000     27,903            --       160,718
Swaptions purchased.....................................           --      5,000         --            --         5,000
Swaptions written.......................................           --      5,000         --            --         5,000
Securities trading activities:
-----------------------------
Commitments to purchase securities, futures and
   forward contracts....................................      235,373         --         --            --       235,373
Commitments to sell securities, futures and
   forward contracts....................................       17,577         --         --            --        17,577
FX trading activities:
---------------------
FX spot and forward contracts...........................    1,098,567         --         --            --     1,098,567
FX options written......................................      941,869         --         --            --       941,869
FX options purchased....................................      167,926         --         --            --       167,926

     The following table reflects the end of period fair value assets (liabilities) of the classes of trading instruments at December 31, 2001.

                                                                                               Maturity
                                                             Maturity    Maturity   Maturity    greater
                                                            less than      1 - 3      4 - 5     than 5
                                                              1 Year       Years      Years      Years      Total
                                                            ---------    --------   --------   --------   ---------
                                                                                (in thousands)
U.S. dollar interest rate contracts as intermediary:
---------------------------------------------------
Interest rate swaps.....................................    $     662    $(2,272)    $3,697     $8,977    $  11,064
Interest rate caps and floors written...................           --     (1,274)       (16)        --       (1,290)
Interest rate caps and floors purchased.................           --      1,183        122         --        1,305
Swaptions purchased.....................................           --         --         --         --           --
Swaptions written.......................................           --         --         --         --           --
Securities trading activities:
-----------------------------
Commitments to purchase securities, futures and
   forward contracts....................................           96         --         --         --           96
Commitments to sell securities, futures and
   forward contracts....................................          (25)        --         --         --          (25)
FX trading activities:
---------------------
FX spot and forward contracts...........................     (133,585)        --         --         --     (133,585)
FX options written......................................     (402,997)        --         --         --     (402,997)
FX options purchased....................................            1         --         --         --            1

LINES OF BUSINESS

     Allfirst is managed on a line of business basis. Refer to Note 17 of the Notes to Consolidated Financial Statements for more detailed financial information on Allfirst's business lines based on the company's internal management reporting structure. The primary customer-related businesses are Regional Banking, Capital Markets, and Asset Management. Treasury is identified as a separate business line, but its results represent the performance from managing Allfirst's liquidity and interest rate risk. Certain other activities, including the FX Losses, are included in the Other line of business.

     Since the line of business disclosures are based on Allfirst's internal management organizational structure and its business unit profitability reporting system, the results are not necessarily comparable with similar information from other financial institutions.

     The results for years 2001 and 2000 are presented on a shareholder value based management ("SVBM") basis. SVBM is a financial performance measure that allows management to: (1) manage capital more efficiently, (2) reduce earnings volatility and enhance shareholder value, (3) compare businesses with different risk characteristics on a like-for-like basis, and (4) systematically address the risks inherent in Allfirst's businesses.

     Allfirst's SVBM framework allocates economic capital to business units for credit, market, operational, and lease residual risks. In each instance, economic capital is assigned to cover unexpected losses at a 99.9% confidence level. Economic capital for credit risk is assigned on the basis of loss volatility for loans and off-balance sheet credit instruments as observed empirically and in the market. Economic capital for market risk (primarily interest rate risk) is assigned based upon equity at risk observations arising out of the asset and liability management process. Operational risk capital is assessed based on factors derived from empirical observations on select banking-industry specific operational risk exposures. Capital for lease residual risk is assigned on the basis of the observable insurance market for such risks. In addition, economic capital is held for intangible assets and fixed assets.

     Net income for the years 2001, 2000 and 1999, by line of business, with FX Losses segmented within the Other line of business, reconcile to consolidated net income as follows:

                                                                        2000 As       1999 As
                                                             2001       Restated      Restated
                                                           -------    -----------   -----------
                                                                     (in millions)
Regional Banking .......................................   $ 127.0      $ 123.4       $119.6
Capital Markets ........................................      79.7         65.1         56.0
Asset Management .......................................      22.4         25.8         19.5
                                                           -------      -------       ------
      Net income from primary customer businesses ......     229.1        214.3        195.0
Treasury ...............................................      11.1         (1.4)        17.8
Other
      FX Losses (net of tax)/1/ ........................    (237.3)      (131.3)       (29.4)
      All Other ........................................     (39.2)       (33.9)       (36.7)
                                                           -------      -------       ------
         Total Other ...................................    (276.5)      (165.2)       (66.1)
                                                           -------      -------       ------
      Net income (loss) as reported or restated ........   $ (36.4)     $  47.7       $146.7
                                                           =======      =======       ======

/1/ The term "FX Losses" means all FX trading losses both authentic and Fraud Losses.

Regional Banking

     Regional Banking delivers financial products and services to retail, small business, and larger corporate customers with revenues up to $100 million throughout Allfirst's markets in Maryland, Pennsylvania and the Greater Washington D.C. area. The Regional Banking structure was implemented on October 1, 2001. Prior to the implementation, middle market banking, providing financial services to corporate customers with revenues from $10 million to $100 million, was included within Capital Markets. Prior years' amounts have been reclassified to conform to the current organizational structure.

     Products and services are provided at 260 full service branch offices and 595 ATMs as well as through telephone and internet channels. Products include an expansive offering of consumer and business credit and investment products. Credit products are provided in the form of home equity loans and lines, direct consumer loans and business loans and lines as well as off-balance sheet credit substitutes such as letters of credit. Investment products include checking, savings, money market and time deposits as well as mutual funds, annuities and other investment programs. Fee based services are available including funds transfers, merchant card processing, cash management and many branch based customer convenience services such as safe deposit boxes and travelers' checks.

     Regional Banking's net income rose to $127.0 million in 2001 from $123.4 million in 2000 and $119.6 million in 1999. Performance in 2001 was driven by 19% growth in noninterest income to $144.6 million. Retail and corporate deposit service charges, electronic banking income and corporate customer fees contributed to the strong gains in noninterest income. Net interest income was essentially unchanged in 2001, with narrowing margins on deposits resulting from the significant declines in market interest rates throughout 2001. Noninterest expense excluding intangible asset amortization grew 7% to $301.6 million in 2001 from $280.8 million in 2000 reflecting higher compensation costs (including higher pension and healthcare costs) in a competitive labor market. Provision expense increased to $21.3 million in 2001 from $19.3 million in 2000, as a result of modest deterioration in commercial loan credit quality.

     Average assets grew to $5.6 billion in 2001 from $5.5 billion in 2000. Average loans grew 3% to $5.3 billion primarily due to growth in home equity loans and lines of credit. Average deposits grew to $8.4 billion in 2001 from $8.2 billion in 2000 with checking and premium money market deposits driving the increase.

     Expressed as a percentage of Allfirst's performance from its primary customer businesses, the Regional Banking business line contributed 55% of net income, 61% of revenues, 58% of loans, and 87% of core deposits.

Capital Markets

     Capital Markets serves customers in the commercial real estate and large corporate segments as well as specialized industries including communications, healthcare, international maritime, transportation, not for profit, and financial institutions. Customers are based both within and outside of Allfirst's core markets. Customers are provided an array of traditional credit products as well as variable rate demand bonds and off-balance sheet credit substitutes such as letters of credit. In addition, access to capital, FX and derivative markets is provided through an investment banking function. Other services include cash management and multifamily commercial mortgage banking.

     Capital Markets' net income rose to $79.7 million in 2001 from $65.1 million and $56.0 million in 2000 and 1999, respectively. Net interest income rose 10% to $135.6 million in 2001 driven in part by wider margins on loans. Noninterest income rose 9% to $102.9 million in 2001 as a result of strong mortgage banking, customer related trading, corporate deposit service charges, letter of credit and line of credit income. Noninterest expense grew 8% to $111.9 million primarily due to higher compensation costs (including higher pension and healthcare costs), amortization of low income housing investments and aircraft lease residual impairment losses of $1.8 million. Lower maritime loan exposures drove a reduction in provision expense to $14.7 million in 2001 from $15.1 million in 2000. A lower effective tax rate aided by customer related tax credit transactions further benefited the comparison to 2000.

     Average assets rose to $4.6 billion in 2001 from $4.4 billion in 2000. Average loans grew to $3.9 billion in 2001 from $3.8 billion in 2000 with growth in commercial loans and construction mortgages outpacing declines in commercial mortgages and maritime loans. Average deposits rose to $1.1 billion from $1.0 billion driven by growth in commercial checking balances.

     Expressed as a percentage of Allfirst's performance from its primary customer businesses, the Capital Markets business line contributed 35% of net income, 28% of revenues, 42% of loans, and 12% of core deposits.

Asset Management

     Asset Management provides personal trust, corporate trust, custody, employee benefit, investment advisory, brokerage and wealth management (including private banking) services. Other activities include the management of proprietary mutual funds as well as mutual fund, annuity and insurance sales. Customers are referred by other business lines as well as solicited directly by Asset Management.

     Asset Management's net income declined to $22.4 million in 2001 from $25.8 million in 2000 but was up from $19.5 million in 1999. Asset Management revenues of $96.1 million in 2001 were flat when compared to 2000, reflecting weak performance in the equity markets and general uncertainty in the economy. Market value based fees and income from sales of investments products were adversely impacted by the challenging investment climate. Noninterest expense excluding amortization of intangibles rose to $59.4 million in 2001 from $53.3 million in 2000 primarily due to higher compensation costs (including healthcare and pension costs) as well as higher processing costs.

     The market value of assets under administration grew to $121.6 billion at year end 2001 from $115.1 billion at the prior year end. Within assets under administration, the market value of assets under management declined to $18.7 billion at year end 2001, compared to $21.6 billion at year end 2000.

     Expressed as a percentage of Allfirst's performance from its primary customer businesses, the Asset Management business line contributed 10% of net income and 11% of revenues.

Treasury

     Treasury houses the interest rate risk and liquidity management functions. Proprietary fixed income trading is also included in Treasury while the FX Losses have been excluded within this presentation. Treasury's net income of $11.1 million in 2001 compares with a loss of $1.4 million in 2000 and net income of $17.8 million in 1999. Performance in 2001 was driven by the significant decline in market interest rates, which resulted in a rapid decline in the cost of wholesale funding, thereby boosting net interest income to $22.2 million from $0.4 million in 2000.

Other

     In addition to the impact of FX Losses, Other includes the amortization of intangible assets not specifically assigned to the primary business units, the impact of three runoff loan portfolios (residential mortgage, indirect loans and indirect leases) and the results of CCS.

     FX Losses grew to $365.0 million in 2001 from $202.1 million in 2000. Net interest expense was $10.8 million in 2001 compared to $0.6 million in 2000 due to a higher cost of carry on bank owned life insurance and benefit plans as well as lower earnings from the runoff loan portfolios. Noninterest income excluding FX Losses rose to $50.7 million in 2001 from $30.8 million in 2000, with CCS contributing $26.4 million to the increase. Noninterest expense excluding amortization of intangibles rose to $57.7 million in 2001 from $40.0 million in 2000. Expenses at CCS contributed $24.5 million to the increase offset by lower costs in the runoff loan portfolios.

QUARTERLY SUMMARY

     The following tables present selected unaudited Quarterly Financial Data for the years 2001, 2000, and 1999. Data for 1999, 2000 and the first three quarters of 2001 data are "as restated". Adjustments related to the fourth quarter of 2001 are included in the "as originally reported" section since these results had not been previously disclosed.

                          2001 Quarterly Financial Data
                          -----------------------------

                                                       As Restated   As Restated   As Restated
                                                        March 31       June 30     September 30   December 31
                                                       -----------   -----------   ------------   -----------
Condensed Summary of Operations (in thousands):
   Interest and dividend income ....................    $ 272,744     $ 253,016      $ 242,556     $ 219,271
   Net interest income .............................      125,933       129,223        133,874       131,055
   Provision for loan and lease losses .............        7,750         7,759          5,912         7,154
   FX (losses) income ..............................      (38,744)     (112,531)        46,419      (260,164)
   Other noninterest income ........................       84,047        94,673        103,084       109,890
   Income (loss) before income taxes ...............       27,738       (40,110)       121,774      (180,499)
   Net income (loss) ...............................       18,770       (22,909)        80,857      (113,085)

Select Period End Balances (in millions):
   Other Assets ....................................    $ 1,503.5     $   865.3      $   841.0     $   782.9
   Total Assets ....................................     18,223.9      17,716.3       17,441.7      18,817.9
   Other Liabilities ...............................      1,296.5         986.3          988.4       1,376.6
   Total Stockholders' Equity ......................      1,747.6       1,719.0        1,778.0       1,655.5

Selected Key Ratios:
   Return on average assets ........................         0.43%        (0.53)%         1.84%        (2.53)%
   Return on average common stockholders' equity ...         4.31         (5.48)         18.20        (25.73)
   Return on average total stockholders' equity ....         4.33         (5.46)         18.22        (25.71)

                                                       March 31     June 30     September 30    December 31
                                                       --------    ---------    ------------    -----------
Reconciliation of "As Originally Reported" to "As Restated"(in thousands):
As Originally Reported:
   FX (losses) income ..............................   $  3,088    $   2,197      $  1,758       $(260,164)
   Total trading income (losses)/1/ ................      6,147        5,341         5,110        (256,052)
   Total noninterest income/1/ .....................     87,135       96,870       104,842        (150,274)
   Income (loss) before taxes ......................     69,570       74,618        77,113        (180,499)
   Net income (loss) ...............................   $ 45,961    $  51,664      $ 51,828       $(113,085)

Restatement Adjustments:
   FX (losses) income ..............................   $(41,832)   $(114,728)     $ 44,661       $      --
   Total trading income (losses)/1/ ................    (41,832)    (114,728)       44,661              --
   Total noninterest income/1/ .....................    (41,832)    (114,728)       44,661              --
   Income (loss) before taxes ......................    (41,832)    (114,728)       44,661              --
   Net income (loss) ...............................   $(27,191)   $ (74,573)     $ 29,029       $      --

As Restated:
   FX (losses) income ..............................   $(38,744)   $(112,531)     $ 46,419       $(260,164)
   Total trading income (losses)/1/ ................    (35,685)    (109,387)       49,771        (256,052)
   Total noninterest income/1/ .....................     45,303      (17,858)      149,503        (150,274)
   Income (loss) before taxes ......................     27,738      (40,110)      121,774        (180,499)
   Net income (loss) ...............................   $ 18,770    $ (22,909)     $ 80,857       $(113,085)

/1/  Includes FX Losses

                          2000 Quarterly Financial Data
                          -----------------------------

                                                       As Restated   As Restated    As Restated   As Restated
                                                        March 31       June 30     September 30   December 31
                                                       -----------   -----------   ------------   -----------
Condensed Summary of Operations (in thousands):
   Interest and dividend income ....................    $ 270,287     $ 279,509      $ 288,359     $ 289,160
   Net interest income .............................      124,327       125,295        123,142       122,463
   Provision for loan and lease losses .............        7,032         9,843          6,202         5,463
   FX ( losses) income .............................      (25,425)      (66,596)       (22,862)      (87,182)
   Other noninterest income ........................       76,818        84,043         82,548        95,705
   Income (loss) before income taxes ...............       42,864         2,943         44,595       (21,638)
   Net income (loss) ...............................       28,232         2,255         29,862       (12,656)

Select Period End Balances (in millions):
   Other Assets ....................................    $   779.3     $   715.7      $   768.8     $   808.9
   Total Assets ....................................     17,542.8      17,873.8       17,973.0      17,983.8
   Other Liabilities ...............................        637.1         591.4          773.1         888.5
   Total Stockholders' Equity ......................      1,689.7       1,698.6        1,721.4       1,756.6

Selected Key Ratios:
   Return on average assets ........................         0.65%         0.05%          0.68%        (0.29)%
   Return on average common stockholders' equity ...         6.70          0.51           7.00         (2.95)
   Return on average total stockholders' equity ....         6.72          0.54           7.03         (2.92)

                                                        March 31     June 30    September 30    December 31
                                                        --------    --------    ------------    -----------
Reconciliation of "As Originally Reported" to "As Restated"(in thousands):
As Originally Reported:
   FX (losses) income ................................  $    916    $  1,947      $  3,227       $  2,846
   Total trading income (losses)/1/ ..................     2,910       4,344         5,522          5,833
   Total noninterest income/1/ .......................    77,734      85,990        85,775         98,551
   Income (loss) before taxes ........................    69,205      71,486        70,684         68,390
   Net income (loss) .................................  $ 45,353    $ 46,808      $ 46,820       $ 45,863

Restatement Adjustments:
   FX (losses) income ................................  $(26,341)   $(68,543)     $(26,089)      $(90,028)
   Total trading income (losses)/1/ ..................   (26,341)    (68,543)      (26,089)       (90,028)
   Total noninterest income/1/ .......................   (26,341)    (68,543)      (26,089)       (90,028)
   Income (loss) before taxes ........................   (26,341)    (68,543)      (26,089)       (90,028)
   Net income (loss) .................................  $(17,122)   $(44,553)     $(16,958)      $(58,518)

As Restated:
   FX (losses) income ................................  $(25,425)   $(66,596)     $(22,862)      $(87,182)
   Total trading income (losses)/1/ ..................   (23,431)    (64,199)      (20,567)       (84,195)
   Total noninterest income/1/ .......................    51,393      17,447        59,686          8,523
   Income (loss) before taxes ........................    42,864       2,943        44,595        (21,638)
   Net income (loss) .................................  $ 28,232    $  2,255      $ 29,862       $(12,656)

/1/  Includes FX Losses

                          1999 Quarterly Financial Data
                          -----------------------------

                                                       As Restated   As Restated   As Restated    As Restated
                                                         March 31       June 30    September 30    December 31
                                                       -----------   -----------   ------------   ------------
Condensed Summary of Operations (in thousands):
   Interest and dividend income ....................    $ 264,216     $ 261,482      $ 266,551      $ 274,340
   Net interest income .............................      131,628       134,362        133,426        137,034
   Provision for loan and lease losses .............       11,630         9,349          6,185          6,986
   FX (losses) income ..............................      (79,428)      (50,871)        75,394          9,714
   Other noninterest income ........................       79,349        77,293         74,035         76,328
   Income (loss) before income taxes ...............      (12,938)        7,515        151,033         85,664
   Net income (loss) ...............................       (9,712)        3,850         96,461         56,139

Select Period End Balances (in millions):
   Other Assets ....................................    $   503.1     $   538.9      $   542.7      $   504.2
   Total Assets ....................................     17,751.4      17,499.4       17,888.4       17,417.5
   Other Liabilities ...............................        714.1         659.1          683.0          670.7
   Total Stockholders' Equity ......................      1,856.9       1,807.0        1,739.7        1,764.7

Selected Key Ratios:
   Return on average assets ........................        (0.22)%        0.09%          2.19%          1.27%
   Return on average common stockholders' equity ...        (2.86)         0.32          22.59          12.59
   Return on average total stockholders' equity ....        (2.01)         0.84          22.34          12.61

POTENTIAL BUSINESS RISK RESULTING FROM THE FOREIGN EXCHANGE TRADING LOSSES

     Like all financial institutions, Allfirst's businesses and results of operations are subject to a number of risks, many of which are outside the company's control. As a result of the announcement of the Fraudulent Activities and related losses on February 6, 2002, Allfirst potentially faces a series of more immediate business risks. Potential risks related to Allfirst's liquidity are discussed in the Liquidity Risk Management section of Management's Discussion and Analysis while potential litigation risks are described under
Item 3: Legal Proceedings. In addition to potential liquidity and litigation risks, the potential risks noted below could materially impact Allfirst's business and future results of operations.

1.   Potential Loss of Business

     Allfirst competes in highly competitive markets, and the customer base has many options when selecting a financial services provider. Since the announcement of the FX Losses, Allfirst has experienced a slight drop in core deposits, both retail and commercial. In addition, new business development efforts were adversely impacted pending the issuance of the Ludwig Report. With the issuance of the Ludwig Report on March 14, Allfirst's core deposit base has stabilized and business development efforts have improved. However, a continuation of negative press coverage, combined with the reputational harm to the Allfirst name arising from the FX Losses, could have an adverse impact on the company's results of operations.

2.   Potential Loss of Key Management and Staff

     The negative press coverage of the FX Losses, combined with the challenges of managing customer relationships in a period of crisis, has the potential to harm morale and lead to the loss of key management and staff. The potential loss of key management and staff, coupled with a potentially more challenging recruiting environment for Allfirst, could have an adverse impact on future results of operations.

3.   Potential Regulatory Actions

     The magnitude and extended period of time over which the FX Losses occurred could result in regulatory actions against Allfirst. Potential enforcement actions by banking regulators such as the FRB, the FDIC, the Maryland State Banking Commissioner or the U.S. Securities and Exchange Commission ("SEC") could be imposed. The nature and effects of any potential regulatory actions cannot be predicted.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this item is in Item 7 on page 26 under the caption, "Market Risk Management".

Item 8. Financial Statements and Supplementary Data

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                           Year ended December 31,
                                                                   ------------------------------------------
                                                                                    2000            1999
                                                                     2001        As Restated     As Restated
                                                                   ---------    -------------   -------------
                                                                               (in thousands)
Interest Income
Interest and fees on loans .....................................   $ 736,559     $  863,090      $  793,271
Interest and dividends on investment securities:
     Taxable interest ..........................................     208,062        221,342         235,647
     Tax-exempt interest .......................................      24,162         22,711          20,911
     Dividends .................................................      12,718         13,428          11,656
Interest on loans held-for-sale ................................       3,541          1,940           1,596
Other interest income ..........................................       2,545          4,804           3,508
                                                                   ---------     ----------      ----------
          Total interest and dividend income ...................     987,587      1,127,315       1,066,589
                                                                   ---------     ----------      ----------
Interest Expense
Interest on deposits ...........................................     334,062        427,505         363,093
Interest on Federal funds purchased and other short-term
borrowings .....................................................      73,343        119,031         102,306
Interest on long-term debt .....................................      60,097         85,552          64,740
                                                                   ---------     ----------      ----------
          Total interest expense ...............................     467,502        632,088         530,139
                                                                   ---------     ----------      ----------
Net interest income ............................................     520,085        495,227         536,450
Provision for loan and lease losses (note 4) ...................      28,575         28,540          34,150
                                                                   ---------     ----------      ----------
Net interest income after provision for loan and lease losses ..     491,510        466,687         502,300
                                                                   ---------     ----------      ----------

Noninterest Income
Service charges on deposit accounts ............................     114,381        100,350          93,948
Trust and investment advisory fees .............................      87,480         88,472          82,081
Electronic banking income ......................................      33,079         28,329          24,485
Mortgage banking income ........................................      22,027         12,908          13,556
FX Losses  (notes 16, 20 and 21) ...............................    (365,020)      (202,065)        (45,191)
Trading income - other (note 16) ...............................      13,667          9,673           8,987
Consulting income ..............................................      26,367             --              --
Other income ...................................................      94,590         99,078          78,973
Securities gains, net (note 3) .................................         103            304           4,975
                                                                   ---------     ----------      ----------
            Total noninterest income ...........................      26,674        137,049         261,814
                                                                   ---------     ----------      ----------
Noninterest Expenses
Salaries and other personnel costs (notes 11 and 12) ...........     324,630        278,283         275,942
Equipment costs (note 5) .......................................      47,079         46,207          45,936
Occupancy costs (note 5) .......................................      38,091         37,230          36,579
Postage and communications .....................................      20,154         19,890          20,216
Advertising and marketing ......................................      14,256         16,486          13,626
Other operating expenses .......................................      96,545         89,092          89,545
Intangible assets amortization expense .........................      48,526         47,784          50,996
                                                                   ---------     ----------      ----------
            Total noninterest expenses .........................     589,281        534,972         532,840
                                                                   ---------     ----------      ----------
Income (loss) before income taxes ..............................     (71,097)        68,764         231,274
Income tax expense (benefit) (note 13) .........................     (34,730)        21,071          84,536
                                                                   ---------     ----------      ----------
Net income (loss) ..............................................     (36,367)        47,693         146,738
Dividends on preferred stock ...................................         414            414           5,765
                                                                   ---------     ----------      ----------
Net income (loss) to common stockholders .......................   $ (36,781)    $   47,279      $  140,973
                                                                   =========     ==========      ==========

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                                                           -------------------------------------------
                                                                                              2000            1999
                                                                              2001        As Restated     As Restated
                                                                           -----------   -------------   -------------
                                                                                         (in thousands,
                                                                                      except share amounts)
Assets
Cash and due from banks ................................................   $ 1,286,131    $   933,969    $   798,389
Interest bearing deposits in other banks ...............................         4,869          1,273          1,339
Trading account securities .............................................        41,676          4,222          1,716
Federal funds sold and securities purchased under resale agreements.....       922,675         44,430        147,225
Investment securities available for sale (note 3) ......................     4,101,133      4,375,037      4,287,343
Loans held for sale ....................................................        38,186         57,255          4,808
Loans, net of unearned income of $185,601 in 2001, $221,128 in 2000, and $217,146 in 1999:
       Commercial ......................................................     3,930,556      3,828,304      3,542,014
       Commercial real estate ..........................................     2,395,841      2,362,564      2,329,886
       Residential mortgage ............................................       472,082        640,765        686,780
       Direct retail ...................................................     2,420,376      2,137,882      2,139,336
       Indirect retail .................................................       418,469        718,638        806,257
       Commercial leases receivable ....................................       679,554        665,649        615,670
       Indirect retail leases receivable ...............................       235,890        353,364        383,880
       Foreign .........................................................       201,103        201,882        276,807
                                                                           -----------    -----------    -----------
            Total loans, net of unearned income ........................    10,753,871     10,909,048     10,780,630
Allowance for loan and lease losses (note 4)............................      (152,539)      (152,539)      (157,351)
                                                                           -----------    -----------    -----------
            Loans, net .................................................    10,601,332     10,756,509     10,623,279
                                                                           -----------    -----------    -----------
Premises and equipment, net (note 5) ...................................       244,607        205,611        203,425
Due from customers on acceptances ......................................         3,274          3,791          4,601
Intangible assets (note 6) .............................................       791,138        792,782        841,161
Other assets (notes 13, 16, and 21) .................................          782,910        808,909        504,189
                                                                           -----------    -----------    -----------
            Total assets ...............................................   $18,817,931    $17,983,788    $17,417,475
                                                                           ===========    ===========    ===========
Liabilities and Stockholders' Equity
Domestic deposits:
       Noninterest bearing deposits ....................................   $ 3,848,733    $ 2,966,832    $ 2,735,959
       Interest bearing deposits (excluding large denomination
       time deposits) ..................................................     6,993,744      6,848,850      6,784,150
                                                                           -----------    -----------    -----------
Total core deposits ....................................................    10,842,477      9,815,682      9,520,109
Large denomination time deposits .......................................     1,922,324      2,553,021      2,290,734
Interest bearing deposits in foreign banking office ....................       305,490        308,879        331,744
                                                                           -----------    -----------    -----------
            Total deposits .............................................    13,070,291     12,677,582     12,142,587
Federal funds purchased and securities sold under repurchase agreements      1,126,302      1,112,210        921,274
Other borrowed funds, short-term  (note 7) .............................       566,904        540,386        709,762
Bank acceptances outstanding ...........................................         3,274          3,791          4,602
Other liabilities (notes 13, 16, and 21) ...............................     1,376,571        888,507        670,729
Long-term debt (note 8) ................................................     1,010,116        996,010      1,195,394
                                                                           -----------    -----------    -----------
            Total liabilities ..........................................    17,153,458     16,218,486     15,644,348
                                                                           -----------    -----------    -----------
4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share,
       $100 liquidation  preference per share; authorized
       and issued 90,000 shares (note 9) ...............................         8,858          8,590          8,341
Minority interest ......................................................           113            110            120
Commitments and contingent liabilities (notes 5, 16, and 18)
Stockholders' equity:
       Common stock, no par value per share; authorized 1,200,000, shares;
            Issued 597,763 shares ......................................        85,395         85,395         85,395
       Capital surplus .................................................       582,816        582,816        582,780
       Retained earnings ...............................................       971,874      1,103,323      1,194,292
       Accumulated other comprehensive income (loss) (note 10) .........        15,417        (14,932)       (97,801)
                                                                           -----------    -----------    -----------
            Total stockholders' equity .................................     1,655,502      1,756,602      1,764,666
                                                                           -----------    -----------    -----------
              Total liabilities, redeemable preferred stock, minority
              interest and stockholders' equity ........................   $18,817,931    $17,983,788    $17,417,475
                                                                           ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                                                          Other
                                                                                         Compre-
                                                                                          hensive
                                                    Preferred    Common    Capital        Income      Retained
                                                      Stock      Stock     Surplus        (Loss)      Earnings       Total
                                                    ---------   -------   ---------    -----------   ----------    ----------
                                                                               (in thousands)
Balance on December 31, 1998 as
   previously reported ..........................   $ 30,000    $85,395   $ 701,988    $  23,379     $1,170,565    $2,011,327
Cumulative effect of prior period
   adjustments (note 21)                                  --         --          --           --        (27,015)      (27,015)
                                                    --------    -------   ---------    ---------     ----------    ----------
Balance on December 31, 1998  (As
restated, see note 21) ..........................   $ 30,000    $85,395   $ 701,988    $  23,379     $1,143,550    $1,984,312
Comprehensive income:
Restated net income .............................         --         --          --           --        146,738       146,738
Other comprehensive loss, net of tax
   (note 10) ....................................         --         --          --     (121,180)            --      (121,180)
                                                                                                                   ----------
     Restated total comprehensive  income .......         --         --          --           --             --        25,558
                                                                                                                   ----------
Tax benefit - restricted stock awards............         --         --         792           --             --           792
Redemption of preferred stock (note 9)...........    (30,000)        --    (120,000)          --             --      (150,000)
Accretion of redeemable preferred stock..........         --         --          --           --           (231)         (231)
Dividends declared on common stock ..............         --         --          --           --        (90,000)      (90,000)
Dividends declared on preferred stock ...........         --         --          --           --         (5,356)       (5,356)
Dividends declared on redeemable
   Preferred stock ..............................         --         --          --           --           (409)         (409)
                                                    --------    -------   ---------    ---------     ----------    ----------
Balance on December 31, 1999 (As
   restated, see note 21) .......................   $     --    $85,395   $ 582,780    $ (97,801)    $1,194,292    $1,764,666
                                                    --------    -------   ---------    ---------     ----------    ----------

Comprehensive income:
Restated net income .............................         --         --          --           --         47,693        47,693
Other comprehensive income, net of tax
(note 10) .......................................         --         --          --       82,869             --        82,869
                                                                                                                   ----------
     Restated total comprehensive income ........         --         --          --           --             --       130,562
                                                                                                                   ----------
Tax benefit - restricted stock awards ...........         --         --          36           --             --            36
Accretion of redeemable preferred stock .........         --         --          --           --           (248)         (248)
Dividends declared on common stock ..............         --         --          --           --       (138,000)     (138,000)
Dividends declared on redeemable
   Preferred  stock .............................         --         --          --           --           (414)         (414)
                                                    --------    -------   ---------    ---------     ----------    ----------
Balance on December 31, 2000 (As
restated, see note 21) ..........................   $     --    $85,395   $ 582,816    $ (14,932)    $1,103,323    $1,756,602
                                                    --------    -------   ---------    ---------     ----------    ----------
Comprehensive income:
Net loss ........................................         --         --          --           --        (36,367)      (36,367)
Other comprehensive income, net of tax
(note 10) .......................................         --         --          --       30,349             --        30,349
                                                                                                                   ----------
     Total comprehensive loss ...................         --         --          --           --             --        (6,018)
                                                                                                                   ----------
Accretion of redeemable preferred stock .........         --         --          --           --           (268)         (268)
Dividends declared on common stock ..............         --         --          --           --        (94,400)      (94,400)
Dividends declared on redeemable
   Preferred stock ..............................         --         --          --           --           (414)         (414)
                                                    --------    -------   ---------    ---------     ----------    ----------
Balance on December 31, 2001 ....................   $     --    $85,395   $ 582,816    $  15,417     $  971,874    $1,655,502
                                                    ========    =======   =========    =========     ==========    ==========

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years ended December 31,
                                                                                  -----------------------------------------
                                                                                                     2000          1999
                                                                                      2001       As Restated    As Restated
                                                                                  -----------   ------------   ------------
                                                                                               (in thousands)
Operating Activities
Net income (loss) .............................................................   $   (36,367)   $  47,693     $   146,738
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
   Provision for loan and lease losses ........................................        28,575       28,540          34,150
   Provision for other real estate losses .....................................         1,212        1,117           1,890
   Amortization of intangibles ................................................        48,526       47,784          50,996
   Depreciation and amortization ..............................................        35,178       32,400          34,639
   Deferred income tax (benefit) expense ......................................       (35,733)      37,992          58,388
   Net gain on the sale of assets .............................................          (517)        (951)         (7,333)
   Net decrease (increase) in loans originated for sale .......................        19,069      (52,447)         79,446
   Net (increase) decrease in trading account securities ......................       (37,454)      (2,506)         25,189
   Net decrease (increase) in accrued interest receivable .....................        21,855       (4,214)            898
   Net (decrease) increase in accrued interest payable ........................       (25,985)     (20,640)         35,011
   Net increase (decrease) in derivative and FX net liabilities (assets) ......       460,743      (48,198)         88,532
   Other, net .................................................................       (12,725)     (98,367)         (1,483)
                                                                                  -----------    ---------     -----------
      Net cash provided by (used for) operating activities ....................       466,377      (31,797)        547,061
                                                                                  -----------    ---------     -----------
Investing Activities
   Proceeds from sales of investment securities available for sale ............     1,516,920      489,940       1,490,223
   Proceeds from paydowns and maturities of investment securities available for
      sale ....................................................................     1,360,713      537,474         823,063
   Purchases of investment securities available-for sale ......................    (2,452,527)    (795,418)     (2,024,335)
   Net (increase) decrease in short-term investments ..........................      (878,245)     102,795         (23,807)
   Net repayments (disbursements) from lending activities of banking
      subsidiaries ............................................................       276,892     (179,364)       (279,050)
   Purchase of loans ..........................................................      (161,000)          --              --
   Corporate acquisition, net of cash acquired ................................       (43,423)          --              --
   Principal collected on loans of nonbank subsidiaries .......................        14,043       16,635          13,334
   Loans originated by nonbank subsidiaries ...................................       (12,669)     (13,782)        (10,997)
   Principal payments received under leases ...................................         5,682        4,592           5,203
   Purchases of assets to be leased ...........................................        (2,630)        (863)         (1,382)
   Proceeds from the sale of other real estate and other assets owned .........        21,670       11,540          35,537
   Purchases of premises and equipment ........................................       (73,831)     (35,905)        (35,418)
   Proceeds from the sale of premises and equipment ...........................         1,428        2,228           3,619
   Purchase of bank owned life insurance ......................................            --     (179,000)        (21,000)
   Other, net .................................................................       (22,148)     (11,702)          9,285
                                                                                  -----------    ---------     -----------
      Net cash used for investing activities ..................................      (449,125)     (50,830)        (15,725)
                                                                                  -----------    ---------     -----------
Financing Activities
   Net increase (decrease) in deposits ........................................       392,709      534,995        (114,464)
   Net increase (decrease) in short-term borrowings ...........................        40,611       21,560        (917,672)
   Proceeds from the issuance of long-term debt ...............................            --           --         299,615
   Principal payments on long-term debt .......................................            --     (200,000)        (60,000)
   Proceeds from the issuance of subordinated capital trust enhanced
      securities ..............................................................            --           --          98,902
   Redemption of Preferred Stock ..............................................            --           --        (150,000)
   Proceeds from issuance of minority interest ................................            --           --             120
   Cash dividends paid ........................................................       (94,814)    (138,414)        (95,765)
                                                                                  -----------    ---------     -----------
      Net cash provided by (used for) financing activities ....................       338,506      218,141        (939,264)
                                                                                  -----------    ---------     -----------
Increase (decrease) in cash and cash equivalents ..............................       355,758      135,514        (407,928)
Cash and cash equivalents at January 1, .......................................       935,242      799,728       1,207,656
                                                                                  -----------    ---------     -----------
Cash and cash equivalents at December 31, .....................................   $ 1,291,000    $ 935,242     $   799,728
                                                                                  ===========    =========     ===========
Supplemental Disclosures
   Interest payments ..........................................................   $   493,486    $ 652,729     $   495,128
   Income tax payments ........................................................        32,351       33,668          34,251
Noncash Investing And Financing Activities
   Loan chargeoffs ............................................................        37,597       42,495          42,302
   Transfers to other real estate and other assets owned ......................         6,291       12,817          27,532

           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Allfirst Financial Inc. and subsidiaries ("Allfirst"), formerly First Maryland Bancorp, is a wholly owned subsidiary of Allied Irish Banks, p.l.c. ("AIB") and provides a full range of banking services through its banking subsidiaries, Allfirst Bank and Allfirst Financial Center N.A. (the "Banks"). Other subsidiaries of Allfirst are primarily engaged in commercial mortgage lending and equipment and commercial lease financing. Allfirst is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory agencies.

     As disclosed in Management's Discussion and Analysis, the financial statements and notes thereto for years 2000 and 1999 are restated to reflect the effects of the fraudulent proprietary foreign exchange trading activities. The restatements are discussed more fully under note 20 Subsequent Events:
Fraudulent FX Trading Activities and Organizational Changes and note 21, Restatement of Prior Years' Financial Statements.

     The following terms are used to describe the losses arising from the fraudulent foreign exchange trading activities and other commonly used descriptions throughout the Financial Statements and notes thereto.

.. Fraudulent proprietary foreign exchange trading activities                        = "Fraudulent Activities"
.. Losses arising from fraudulent proprietary foreign exchange trading activities    = "Fraud Losses"
.. Trading income (loss) - proprietary foreign exchange                              = "FX Losses"
.. Fair value - foreign exchange option purchased                                    = "FX Option Asset"
.. Fair value - foreign exchange option written                                      = "FX Option Liability"
.. Foreign exchange                                                                  = "FX"

1.   Summary of Significant Accounting Policies

     The accounting and reporting policies of Allfirst conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies:

     Basis of Presentation -- The consolidated financial statements include the accounts of Allfirst Financial Inc. and all of its subsidiaries. Allfirst consolidates all subsidiaries over which it exercises control and reflects as minority interest the ownership interest of investors not affiliated with Allfirst. Allfirst accounts for joint venture investments using the equity method. Investments are increased for Allfirst's share of the earnings of the joint venture and decreased for any distributions received from the joint venture. Allfirst's joint venture investments are included in other assets on the Consolidated Statements of Financial Condition. Revenue and losses related to joint ventures are included in other income on the Consolidated Statements of Income. All material intercompany transactions and balances have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2001 presentation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates.

     Business Combinations -- Business combinations have been accounted for under the purchase method of accounting and include the results of operations of the acquired businesses from the date of the acquisition. Net assets of the companies acquired were recorded at their estimated fair values as of the date of acquisition. As discussed in note 2, effective in 2001, Allfirst adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires all business combinations to be accounted for using the purchase method.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Foreign Currency Transactions -- Assets and liabilities, including those related to foreign branches, are re-measured into the functional currency (the U.S. dollar) at the exchange rate in effect on the date of the statement of financial condition. Revenue and expenses are translated into U.S. dollars at the rate in effect when the revenue or expense is recognized. Exchange rate gains and losses resulting from foreign currency transactions are recorded on a daily basis. Aggregate transaction gains and losses are included in other income and other expense and are not material to the financial statements.

     Trading Account Securities -- Trading account securities are purchased with the intent to profit by taking advantage of short-term movements in the price of the security. These securities are stated at fair value with the exception of $41.5 million in variable rate demand bonds which are held for investment banking purposes and are carried at original cost. Adjustments to the carrying value of trading account securities and trading gains and losses are reported in trading income - other.

     Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase -- Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is Allfirst's policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Federal agency securities. The market value of the collateral is monitored and additional collateral is obtained when deemed appropriate. Allfirst also monitors its exposure with respect to securities lending transactions and requests the return of excess collateral as required.

     Investment Securities Available for Sale -- Investment securities available for sale are stated at fair value with unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity. Amortization and accretion of premiums and discounts associated with securities classified as available for sale are computed on the level yield method (interest method). Realized gains and losses, and declines in value judged to be other than temporary, are included in noninterest income. The cost of securities sold is determined based on the specific identification method.

     Loans Held For Sale -- Loans held for sale are stated at the lower of aggregate cost or fair value which is based on investor purchase commitments or quoted market values.

     Loans and Leases Receivable -- Loans are stated at amortized cost, which represents the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The net asset amounts for leased assets reflect related estimated residual values. Discounts on loans and interest on other loans are generally recognized as income on the level yield method (interest method). Commercial loans and leases, commercial real estate loans, foreign loans and residential mortgages are placed on nonaccrual status when one of the following conditions is met: (1) interest or principal has been in default for 90 days or more and the loan is not both well-secured and in the process of collection; (2) payment in full of interest or principal is not expected; or (3) the loan or lease is maintained on a cash basis because of deterioration in the financial condition of the borrower. Retail loans and leases are generally charged off prior to payments of principal or interest becoming more than 120 days delinquent. A loan or lease remains on nonaccrual status until it is either current as to payment of both principal and interest with the borrower demonstrating the ability to pay and remain current, or it meets regulatory guidelines for returning to accrual status even though the loan or lease has not been brought fully current.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     A loan is impaired when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent, or the loan's observable market price. Loans to be considered for evaluation of impairment include loans classified as doubtful, certain substandard loans, certain nonaccrual loans and any other loans for which collection of all principal and interest payments under the contractual terms is not considered probable. A valuation allowance is recorded if the measured value of the impaired loan is less than its recorded investment (outstanding principal balance, accrued interest receivable, net deferred loan fees or costs and unamortized premium or discount). The valuation allowances for impaired loans are included in the allowance for loan and lease losses through changes to the provision for loan and lease losses. A loan would not be considered impaired during a period of "minimum delay" in payment, regardless of the shortfall, if the ultimate collectibility of all amounts due is expected. Allfirst defines "minimum delay" as past due less than 90 days.

     Allowance for Loan and Lease Losses -- The allowance for loan and lease losses ("allowance") is maintained to absorb all probable losses in the loan and lease portfolio by direct charges against income in the form of provisions for loan and lease lossses. The level of the allowance is based on management's evaluations of various factors affecting the loan portfolio including overall growth in the portfolio, an analysis of significant individual credits and homogeneous pools, adverse situations that could affect a borrower's ability to pay, prior and current loss experience and economic conditions. The allowance equals the cumulative total of the provisions made from time to time, reduced by loan chargeoffs, and increased by recoveries of loans previously charged off. The allowance is also increased by the allowance attributable to loans acquired and is reduced by the allowance attributable to loans sold.

     Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operating expenses. Depreciation is computed on a straight line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the respective leases or the lives of the assets. Maintenance and repairs are expensed as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the remaining useful life.

     Intangible Assets -- Intangible assets are primarily goodwill, or the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. Core deposit intangibles are amortized using an accelerated method over a period of up to 10 years, while other intangible assets are amortized on a straight line basis over terms of up to 10 years. Management evaluates whether events or circumstances have occurred that would result in impairment of the value or life of goodwill and identifiable intangible assets. Impairment is measured using estimates of the future earnings potential of the entity or assets acquired. Effective January 1, 2002, Allfirst adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which changes the financial accounting and reporting for acquired goodwill and other intangible assets. See note 2 for further discussion of the impact of this new accounting standard on the financial statements of Allfirst.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Mortgage Servicing Rights --Allfirst recognizes mortgage servicing rights related to commercial mortgage originations at the time Allfirst sells the underlying mortgage loans. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on the relative fair value of each. The initial fair market value of mortgage servicing rights is determined using a discounted cash flow analysis. The calculation assumes a discount rate which considers general market standards and the risk in the portfolio, and a term equal to the period over which the loan cannot prepay without a substantial penalty. The capitalized mortgage servicing rights are amortized in proportion to and over the estimated period of net servicing income. As related loans pay off during the period of amortization, the related unamortized mortgage servicing rights are amortized. Impairment losses are determined by stratifying the population of mortgage servicing rights based upon the risk characteristics of loan type and term. A valuation allowance is recorded if the unamortized mortgage servicing rights exceed the fair value. As of December 31, 2001, 2000, and 1999 net capitalized mortgage servicing rights with a carrying value of $13.3 million, $6.0 million and $3.4 million, respectively, were included in other assets.

     Other Real Estate and Assets Owned -- Other real estate and assets owned represents property acquired through foreclosure or deeded to Allfirst in lieu of foreclosure on loans on which borrowers have defaulted as to the payment of principal and interest. Other real estate and assets owned, at the time of foreclosure, are recorded at the asset's fair value minus estimated costs to sell. Any writedowns at the date of acquisition are charged to the allowance for loan and lease losses. Subsequent writedowns to reflect declines in fair value minus the estimated costs to sell are charged to operating expenses through the establishment of a valuation allowance. If there is an improvement in fair value, the valuation allowance is reduced, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income. Expenses incurred in maintaining these assets are included in other operating expenses.

     Other Nonperforming Assets - Other nonperforming assets include maritime loans where Allfirst is exposed to a higher than normal risk of loss from a decrease in the value of the loan's collateral due to high loan to value ratios. These loans are valued based on the estimated cash flows from the shipping vessel's operations using current shipping rates, as well as independent valuations.

     Income Taxes -- Allfirst files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     Derivative Financial Instruments --Allfirst uses a variety of financial instruments in the normal course of business as part of its overall interest rate risk management process. The principal objective is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating Allfirst's funding needs. In order to modify the characteristics of interest earning assets and interest bearing liabilities, Allfirst may use a combination of derivative financial instruments (such as interest rate swaps, interest rate caps and floors, and options) with indices that correlate to balance sheet instruments.

     Effective January 1, 2001, Allfirst adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended". All derivatives pursuant to SFAS No. 133 are recognized on the balance sheet at fair value. On the date that Allfirst enters into a derivative contract, it designates the derivative as: (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign currency fair value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument).

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in either current period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. Changes in the fair value of derivative trading and non-hedging instruments are reported in current period earnings.

     Allfirst also enters into derivatives for trading or non-hedging purposes. Trading activities (which include derivative transactions that are entered into for risk management purposes and on behalf of customers which do not otherwise qualify for hedge accounting) primarily involve the use of options contracts, futures contracts, interest rate swaps and cap and floor arrangements. Trading instruments are carried at fair value. Fair value is generally determined based on quoted market rates and pricing models. If these methods cannot be applied, quoted prices of similar instruments may be used. Fair values and accrued interest receivable (payable) are included in other assets and liabilities in the consolidated statements of condition. Changes in the fair value of derivative trading and non-hedging instruments are included in current period trading income, which is a component of noninterest income.

     In accordance with the transition provisions of adopting SFAS No. 133, Allfirst recorded a pretax transition amount associated with establishing the fair values of derivative instruments and hedged items on the balance sheet of $333 thousand, which was recorded as a reduction of net income in 2001. There were no transition adjustments recorded to other comprehensive income. The FASB Derivatives Implementation Group (DIG) is currently reviewing a number of implementation issues related to SFAS No. 133. Future implementation guidance from the DIG could impact Allfirst's implementation of SFAS No. 133. All derivatives are recognized on the balance sheet at their fair value. At December 31, 2001, Allfirst did not have any derivatives used for risk management purposes prior to implementing SFAS No.133.

     Cash Flow -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

     Stock Based Compensation -- Allfirst's stock based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation", allows a company to recognize stock-based compensation using a fair value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

2.   Recent Accounting Pronouncements

SFAS No. 141 - "Business Combinations"

     SFAS No. 141, "Business Combinations", was issued in June 2001. This Statement addresses financial accounting and reporting for business combinations. While this Statement supercedes APB Opinion No. 16, "Business Combinations", it carries forward without reconsideration the guidance in Opinion 16 and certain of its amendments and interpretations related to the application of the purchase method of accounting.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

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

     The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Allfirst adopted the provisions of SFAS No. 141 in July 2001 and will implement for all future business combinations. The issuance of the new standard did not have an impact on Allfirst's financial position, results of operations, and cash flows during 2001.

SFAS No. 142 - "Goodwill and Other Intangible Assets"

     Concurrent with the issuance of SFAS No. 141, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement supercedes APB Opinion No. 17, "Intangible Assets", but carries forward without reconsideration the provisions in Opinion 17 related to internally developed intangible assets.

     This Statement requires that goodwill be allocated on a reporting unit level. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives will continue to be amortized over their useful lives.

     Also, this Statement requires disclosures related to the changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset classes both for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

     The provisions of this Statement are effective with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this Statement. Allfirst adopted the provisions of this Statement on January 1, 2002. Application of the nonamortization provision of this Standard is expected to reduce noninterest expense by approximately $40 million in 2002 as compared to 2001. As part of the implementation of SFAS No. 142, a transitional impairment test is required to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002. Any impairment loss as a result of this test is to be reported as a change in accounting principle. Allfirst currently does not have any other indefinite lived intangible assets on its balance sheet. Allfirst does not expect to record a transitional impairment charge in 2002. The future impact of this statement could result in income statement volatility due to the potential recognition of impairment losses for goodwill, as opposed to the reduction of goodwill through recurring amortization.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

SFAS No. 143 - "Accounting for Asset Retirement Obligations"

     SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued in June 2001. This Statement requires that the fair value of an obligation associated with an asset retirement be recorded in the period in which it is incurred, if a reasonable estimate can be made. The costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the useful life of the asset.

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Allfirst will implement the provisions of this Statement beginning January 1, 2003. The impact of adopting the requirements of this Standard on Allfirst's financial position, results of operations, and cash flows is expected to be immaterial.

SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets"

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains the fundamental provisions of Statement 121 for: (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

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

     SFAS No. 144 applies to both business enterprises and not-for-profit organizations. If a long-lived asset is part of a group that includes other assets and liabilities, the Statement is applied to the group. SFAS No. 144 primarily applies to all recorded long-lived assets that are held for use, or that will be disposed of. Long-lived assets include capital lease assets of lessees, assets of lessors subject to operating leases, long-term prepaid assets, and intangible assets that are amortized. A long-lived asset or group to be held and used should be tested for recoverability whenever events or changes in circumstances indicate that it's carrying amount may not be recoverable. An impairment loss should be recognized only if the carrying amount of the asset or group is not recoverable. The impairment loss is measured as the excess of the carrying amount of an asset or group over its fair value. A long-lived asset or group that will be disposed of other than by sale should be classified on the balance sheet as held and used until the disposal transaction occurs. An entity should continue to depreciate the asset or group until disposed of. A long-lived asset or group to be disposed of by sale should be classified on the balance sheet as held for sale if certain criteria are met. The asset or group should be measured at the lower of its carrying amount at the date of reclassification or fair value less cost to sell. Additionally, depreciation of the asset or group should cease when reclassification occurs.

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Allfirst adopted the provisions of this Statement on January 1, 2002. The impact of adopting the requirements of this Statement on Allfirst's financial position, results of operations, and cash flows is not expected to be material.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

3.   Investment Securities Available For Sale

     The amortized cost and fair values of investment securities available for sale at December 31, 2001 are as follows:

                                                                       Gross        Gross
                                                        Amortized    Unrealized   Unrealized      Fair
                                                          Cost         Gains        Losses        Value
                                                        ----------   ----------   ----------   ----------
                                                                        (in thousands)
U.S. Treasury and U.S. Government agencies ..........   $  141,230    $   735      $     --    $  141,965
Mortgage-backed obligations .........................    1,985,946     24,695            --     2,010,641
Collateralized mortgage obligations .................      793,333     10,749        (2,012)      802,070
Asset-backed  securities ............................      243,800      7,034            (5)      250,829
Obligations of states and political subdivisions ....      493,077     13,529        (4,045)      502,561
Other debt securities ...............................       81,406        139            --        81,545
Equity securities ...................................      336,079        509       (25,066)      311,522
                                                        ----------    -------      --------    ----------
     Total ..........................................   $4,074,871    $57,390      $(31,128)   $4,101,133
                                                        ==========    =======      ========    ==========

     The amortized cost and fair values of investment securities available for sale at December 31, 2000 are as follows:

                                                                       Gross        Gross
                                                        Amortized    Unrealized   Unrealized      Fair
                                                           Cost        Gains        Losses        Value
                                                        ----------   ----------   ----------   ----------
                                                                        (in thousands)
U.S. Treasury and U.S. Government agencies ..........   $  137,703    $   319      $   (219)   $  137,803
Mortgage-backed obligations .........................    1,983,346      2,080       (21,789)    1,963,637
Collateralized mortgage obligations .................    1,052,711      2,959        (3,438)    1,052,232
Asset-backed securities .............................      368,224      2,817          (635)      370,406
Obligations of states and political subdivisions ....      477,306     12,105          (811)      488,600
Other debt securities ...............................       89,453         79            --        89,532
Equity securities ...................................      289,442      1,158       (17,773)      272,827
                                                        ----------    -------      --------    ----------
     Total ..........................................   $4,398,185    $21,517      $(44,665)   $4,375,037
                                                        ==========    =======      ========    ==========

     The amortized cost and fair values of investment securities available for sale at December 31, 1999 are as follows:

                                                                       Gross        Gross
                                                        Amortized    Unrealized   Unrealized      Fair
                                                           Cost        Gains        Losses        Value
                                                        ----------   ----------   ----------   ----------
                                                                        (in thousands)
U.S. Treasury and U.S. Government agencies ..........   $  211,397     $   12     $  (3,514)   $  207,895
Mortgage-backed obligations .........................    2,000,639         --      (104,578)    1,896,061
Collateralized mortgage obligations .................    1,068,203        569       (17,489)    1,051,283
Asset-backed securities .............................      397,636         --        (5,225)      392,411
Obligations of states and political subdivisions ....      447,880      2,432       (13,696)      436,616
Other debt securities ...............................       73,760         44            --        73,804
Equity securities ...................................      244,351      5,248       (20,326)      229,273
                                                        ----------     ------     ---------    ----------
     Total ..........................................   $4,443,866     $8,305     $(164,828)   $4,287,343
                                                        ==========     ======     =========    ==========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     At December 31, 2001, 2000 and 1999, $606.4 million, $844.7 million, and
$1,051.3 million of CMOs, respectively, were issues of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. Equity securities include AIB American Depository Shares (ADSs) held by Allfirst related to stock option plans. The fair value of the ADSs at December 31, 2001, 2000 and 1999 were $209.3 million, $158.4 million, and $88.9 million, respectively. Except for the securities noted above and U.S. Treasury securities, there were no other securities of any other single issuer that exceeded 10% of stockholders' equity at December 31, 2001, 2000 and 1999.

     The amortized cost and fair values of debt securities available for sale at December 31, 2001 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 2001
                                                         -----------------------
                                                         Amortized       Fair
                                                           Cost          Value
                                                         ----------   ----------
                                                             (in thousands)
Due in one year or less ..............................   $  122,293   $  122,975
Due after one year through five years ................      211,998      215,342
Due after five years through ten years ...............       32,318       33,139
Due after ten years ..................................      349,104      354,615
Mortgage-backed and asset backed securities/1/ .......    3,023,079    3,063,540
                                                         ----------   ----------
     Total ...........................................   $3,738,792   $3,789,611
                                                         ==========   ==========

/1/ Includes mortgage-backed obligations, collateralized mortgage obligations and asset backed securities.

     Proceeds from the sale of investment securities available for sale were $1.5 billion, $0.5 billion, and $1.5 billion during 2001, 2000, and 1999 respectively. Gross gains and losses realized on the sale of investment securities available for sale were as follows:

                                                    Years ended December 31,
                                                    ------------------------
                                                  2001       2000       1999
                                                 -------    -------    -------
                                                        (in thousands)
Gross gains ..................................   $ 4,112    $ 2,946    $ 5,452
Gross losses .................................    (4,009)    (2,642)      (477)
                                                 -------    -------    -------
     Total ...................................   $   103    $   304    $ 4,975
                                                 =======    =======    =======

     Investment securities available for sale with a book value of $1.6 billion, $1.6 billion and $2.3 billion at December 31, 2001, 2000 and 1999 respectively, were pledged to secure public funds, trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes required by law.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

4.   Impaired Loans and Allowance for Loan and Lease Losses

     Nonaccrual commercial loans and leases, commercial real estate loans and foreign loans to a customer which aggregate more than $500,000 are evaluated individually to determine impairment. Other groups of smaller, homogeneous loans such as residential mortgages are evaluated collectively for impairment. In certain circumstances, a nonaccrual loan may not meet the definition of an impaired loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Reserves for credit losses related to impaired loans are included in the allowance for loan and lease losses. All impaired loans are included in nonperforming assets. Chargeoffs on impaired loans are recorded when an impaired loan, or portion thereof, is considered uncollectible. Interest income received on impaired loans is either applied to principal or recognized on a cash basis. This policy is consistent with Allfirst's method of interest recognition on nonaccrual loans.

     At December 31, 2001, $52.1 million of the $76.5 million in nonaccrual loans were evaluated individually for impairment. Nonaccrual loans that were not evaluated individually for impairment include nonaccrual residential mortgage loans of $16.0 million and $8.4 million in smaller balance commercial loans and leases and commercial real estate. The majority of the loans and leases evaluated for impairment were measured using the fair market value of the loan's collateral. Based on the fair market value of the loan's collateral or the observable market value of the loan, $24.7 million of the $52.1 million in loans evaluated individually for impairment were deemed to require $10.4 million in specific allocations of the allowance for loan and lease losses due to impairment. Specific allowances were not required for $21.8 million as the loans or leases were adequately secured or charged down to net realizable value. The remaining $5.6 million in loans evaluated individually were reserved using general allocation methodologies.

     The following tables present information on loans evaluated individually for impairment:

                                                                                     December 31,
                                                                             ---------------------------
                                                                              2001      2000      1999
                                                                             -------   -------   -------
                                                                                    (in thousands)
Impaired loans with a specific allocation of the allowance/1/ ............   $24,712   $27,351   $10,691
Impaired loans without a specific allowance ..............................    21,769     6,596        --
Loans individually evaluated with a general allocation of the allowance ..     5,606    16,913     6,806
                                                                             -------   -------   -------
Total loans and leases evaluated individually for impairment .............   $52,087   $50,860   $17,497
                                                                             -------   -------   -------

/1/ The specific allowance for loans and leases evaluated individually was $10.4 million, $6.9 million and $3.4 million as of December 31, 2001, 2000 and 1999, respectively.

                                                       Years ended December 31,
                                                     ---------------------------
                                                      2001      2000      1999
                                                     -------   -------   -------
                                                            (in thousands)
Average impaired loans..........................     $55,525   $44,738   $31,482
Interest income recognized on impaired loans....       1,371     1,243     1,398

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The following table summarizes the activity in the allowance for loan and lease losses:

                                                                           Years ended December 31,
                                                                       --------------------------------
                                                                         2001        2000        1999
                                                                       --------    --------    --------
                                                                                 (in thousands)
Balance at beginning of year .......................................   $152,539    $157,351    $157,351
Provision charged to operating expenses ............................     28,575      28,540      34,150
Less chargeoffs, net of recoveries of $9,022, $9,143, and $8,152 ...    (28,575)    (33,352)    (34,150)
                                                                       --------    --------    --------
Balance at end of year .............................................   $152,539    $152,539    $157,351
                                                                       ========    ========    ========

5.   Premises and Equipment

     Components of premises and equipment at December 31, 2001, 2000 and 1999 are as follows:

                                                       December 31, 2001
                                              ----------------------------------
                                                         Accumulated
                                                         Depreciation
                                                             And
                                                Cost     Amortization     Net
                                              --------   ------------   -------
                                                         (in thousands)
Land .......................................  $ 21,164     $     --     $ 21,164
Buildings and land improvements ............    97,583       29,460       68,123
Leasehold improvements .....................    53,793       27,204       26,589
Furniture and equipment ....................    90,944       55,825       35,119
Computer hardware and software .............   201,190      107,578       93,612
                                              --------     --------     --------
     Total .................................  $464,674     $220,067     $244,607
                                              ========     ========     ========

                                                       December 31, 2000
                                              ----------------------------------
                                                         Accumulated
                                                         Depreciation
                                                             And
                                                Cost     Amortization      Net
                                              --------   ------------   --------
                                                         (in thousands)
Land .......................................  $ 19,596     $     --     $ 19,596
Buildings and land improvements ............    92,661       26,312       66,349
Leasehold improvements .....................    48,426       24,675       23,751
Furniture and equipment ....................    81,102       49,091       32,011
Computer hardware and software .............   154,297       90,393       63,904
                                              --------     --------     --------
     Total .................................  $396,082     $190,471     $205,611
                                              ========     ========     ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                                       December 31, 1999
                                              ----------------------------------
                                                         Accumulated
                                                         Depreciation
                                                             And
                                                Cost     Amortization      Net
                                              --------   ------------   --------
                                                         (in thousands)
Land .......................................  $ 20,322     $     --     $ 20,322
Buildings and land improvements ............    89,367       24,085       65,282
Leasehold improvements .....................    50,563       26,157       24,406
Furniture and equipment ....................    81,558       50,534       31,024
Computer hardware and software .............   155,881       93,490       62,391
                                              --------     --------     --------
     Total .................................  $397,691     $194,266     $203,425
                                              ========     ========     ========

     Depreciation and amortization on premises and equipment charged to noninterest expense amounted to $33.8 million in 2001, $31.8 million in 2000, and $32.1 million in 1999.

Lease Commitments

     Allfirst occupies various office facilities under lease arrangements, which are primarily operating leases. Rental expense under these leases, net of income from subleases, was $20.5 million in 2001, $19.1 million in 2000, and $18.6 million in 1999. Rental expense under equipment lease arrangements, all of which are considered short-term commitments, was $5.6 million in 2001, $5.4 million in 2000, and $4.7 million in 1999. Aggregate minimum annual noncancellable long-term lease commitments, net of subleases, total approximately $20.6 million in 2002, $18.0 million in 2003, $16.1 million in 2004, $14.9 million in 2005,
$9.9 million in 2006 and $46.8 million thereafter.

     The lease amounts represent minimum rentals not adjusted for property tax and operating expenses which Allfirst may be obligated to pay. Such amounts are insignificant in relation to the minimum obligations. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future annual minimum lease commitments will not be less than the rental expense for 2001.

6.   Intangible Assets

     Intangible assets, net of amortization, at December 31, 2001, 2000 and 1999 included the following:

                                                         December 31,
                                              ----------------------------------
                                                2001         2000         1999
                                              --------     --------     --------
                                                        (in thousands)
Goodwill ...................................  $770,092     $764,550     $802,499
Core deposit intangible ....................    17,206       23,814       32,588
Other premiums on deposits .................     2,264        3,095        4,000
Employment contracts .......................       354        1,061        1,768
Other ......................................     1,222          262          306
                                              --------     --------     --------
     Total .................................  $791,138     $792,782     $841,161
                                              ========     ========     ========

     Refer to Note 2 concerning the impact of Allfirst adopting the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

7.   Other Borrowed Funds, Short-term

     Following is a summary of short-term borrowings exclusive of overnight Federal funds purchased and securities sold under agreements to repurchase at December 31, 2001, 2000 and 1999:

                                                           December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                          (in thousands)
Master demand notes ...........................   $266,904   $305,446   $334,186
Federal funds purchased - term ................     25,000     40,000    100,000
Treasury tax and loan note account ............    275,000    194,940    275,576
                                                  --------   --------   --------
          Total ...............................   $566,904   $540,386   $709,762
                                                  ========   ========   ========

     At December 31, 2001 and 2000, $813.6 million and $765.8 million of home equity loans were pledged as collateral under the "Borrower-in-Custody" program with the Federal Reserve Bank. Under this program, a depository institution pledges collateral for advances, if needed, at the discount window and is permitted to retain possession of that collateral on its own premises, subject to terms and conditions agreed upon between the Federal Reserve Bank and the institution. There were no borrowings under this program at December 31, 2001 or December 31, 2000.

8.   Long-term Debt

     Following is a summary of the long-term debt of Allfirst at December 31, 2001, 2000 and 1999. The long-term debt of Allfirst is unsecured, except the Federal Home Loan Bank advances. The amounts below represent the par value of the debt adjusted for any unamortized discount or other basis adjustment related to hedging the debt with derivative instruments. Allfirst periodically uses derivative instruments to manage interest rate risk and economically hedge certain fixed rate or variable rate debt. Further discussion on derivative instruments is included in notes 1 and 16.

                                                                                 December 31,
                                                                      ----------------------------------
                                                                         2001        2000       1999
                                                                      ----------   --------   ----------
                                                                               (in thousands)
Adjustable rate Federal Home Loan Bank Advance ....................   $       --   $200,000   $  400,000
4.875% Federal Home Loan Bank Advance due August 23, 2011 .........      200,000         --           --
8.375% Subordinated Notes due May 15, 2002 ........................       99,984     99,940       99,896
7.20% Subordinated Notes due July 1, 2007 .........................      210,475    199,926      199,915
6.875% Subordinated Notes due June 1, 2009 ........................      102,370     99,676       99,637
Floating rate Subordinated Capital Income Securities due
     January 15,2027 ..............................................      148,556    148,267      147,979
Floating rate Subordinated Capital Income Securities due
     February 1, 2027 .............................................      149,145    148,976      148,808
Floating rate Non-cumulative Subordinated Capital Trust Enhanced
     Securities due July 15, 2029 .................................       99,177     99,068       98,958
Obligations under capitalized leases and other ....................          409        157          201
                                                                      ----------   --------   ----------
Total .............................................................   $1,010,116   $996,010   $1,195,394
                                                                      ==========   ========   ==========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The combined maturities of all long-term debt are as follows:

  2002      2003    2004        2005         2006   Thereafter      Total
--------    ----    ----        ----         ----   ----------   ----------
                           (in thousands)
$100,042     $49     --          $88          --    $909,937     $1,010,116

     There is no provision in any of the notes or related indentures for a sinking fund. Several of the notes or related indentures also prohibit the sale, transfer, or disposal of any capital stock of Allfirst.

     On August 20, 2001, an adjustable rate Federal Home Loan Bank advance of $200 million matured. This advance was replaced by a $200 million 4.875% fixed rate Federal Home Loan Bank advance that matures on August 23, 2011 and is callable five years prior to maturity at the Federal Home Loan Bank's option. Interest is payable quarterly. Investment securities with a market value of $199 million were pledged to secure this borrowing at December 31, 2001.

     The 8.375% Subordinated Notes mature May 15, 2002, with interest payable semiannually and are not redeemable prior to maturity.

     The 7.20% Subordinated Notes mature July 1, 2007, with interest payable semiannually and are not redeemable prior to maturity. Concurrently with the issuance of these subordinated notes, Allfirst entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate. In March 2001, the interest rate swap was terminated and a deferred gain of $12.1 million was recorded. The deferred gain is being amortized into income over the remaining term of the subordinated note. At December 31, 2001, the remaining unamortized deferred gain was $10.5 million.

     The 6.875% Subordinated Notes mature June 1, 2009, with interest payable semiannually and are not redeemable prior to maturity. Concurrently with the issuance of these subordinated notes, Allfirst entered into an interest rate swap to convert the fixed rate on the subordinated notes to a floating rate. In January 2001, the interest rate swap was terminated and a deferred gain of $3.0 million was recorded. The deferred gain will be amortized into income over the remaining term of the subordinated note. At December 31, 2001, the remaining unamortized deferred gain was $2.7 million.

     The Floating Rate Subordinated Capital Income Securities ("Capital Securities") were issued through two wholly owned consolidated subsidiaries, First Maryland Capital I ("Capital I") and First Maryland Capital II ("Capital II"), Delaware statutory business trusts ("the Trusts"). The Capital Securities represent undivided preferred ownership interests in the assets of the Trusts. Allfirst has fully and unconditionally guaranteed all of the Trusts' obligations under the Capital Securities. Allfirst purchased 9,280 Common Securities of the Trusts ($1,000 liquidation amount per security) for a purchase price of $9.14 million. The Trusts used the aggregate proceeds of $304.6 million from the issuance of the Capital Securities and Common Securities to purchase $309.3 million aggregate principal amount of Floating Rate Junior Subordinated Debentures ("Junior Subordinated Debentures") issued by Allfirst which represent the sole assets of the Trusts.

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

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

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

9.   Preferred Stock

     Allfirst authorized and issued 90 thousand shares of 4.50% cumulative, redeemable preferred stock with a $5 par value and a $100 liquidation preference per share in connection with the Zirkin-Cutler acquisition in 1996. The redeemable preferred stock was recorded at $7.6 million which was the fair value of the stock at the date of issue. The carrying amount will be increased to the mandatory redemption amount of $9.0 million by periodic accretions using the interest method with an offset to retained earnings. At December 31, 2001, all 90 thousand shares were outstanding and had a balance of $8.9 million. The cumulative dividends are payable quarterly when, and as declared by, Allfirst's Board of Directors out of funds legally available for such payments.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

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

10.  Other Comprehensive Income (Loss)

     The components of other comprehensive income for the year ended December 31, 2001 are as follows:

                                                                               December 31, 2001
                                                                       -----------------------------------
                                                                                  Tax Expense
                                                                        Pretax     (Benefit)     After tax
                                                                       --------   -----------    ---------
                                                                                 (in thousands)
Unrealized gains on securities:
 Unrealized gains arising during period ............................   $49,513      $18,597       $30,916
 Less: reclassification adjustment for gains realized in net  income       103           41            62
                                                                       -------      -------       -------
         Net change in unrealized gains ............................   $49,410      $18,556       $30,854
Minimum pension liability adjustment ...............................                                 (505)
                                                                                                  -------
              Other comprehensive income ...........................                              $30,349
                                                                                                  =======

     The components of other comprehensive income for the year ended December 31, 2000 are as follows:

                                                                               December 31, 2000
                                                                       -----------------------------------
                                                                                  Tax Expense
                                                                        Pretax     (Benefit)     After tax
                                                                       --------   -----------    ---------
                                                                                 (in thousands)
Unrealized gains on securities:
 Unrealized gains arising during period ............................   $133,678     $51,588       $82,090
 Less: reclassification adjustment for gains realized in  net income        304         120           184
                                                                       --------     -------       -------
         Net change in unrealized gains ............................   $133,374     $51,468        81,906
Minimum pension liability adjustment ...............................                                  963
                                                                                                  -------
              Other comprehensive income ...........................                              $82,869
                                                                                                  =======

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The components of other comprehensive loss for the year ended December 31, 1999 are as follows:

                                                                               December 31, 1999
                                                                       -----------------------------------
                                                                                  Tax Expense
                                                                        Pretax      (Benefit)    After tax
                                                                       --------   -----------    ---------
                                                                                 (in thousands)
Unrealized losses on securities:
 Unrealized losses arising during period ..........................   $(190,815)    $(73,245)   $(117,570)
 Less: reclassification adjustment for gains realized in net income       4,975        1,968        3,007
                                                                      ---------     --------    ---------
         Net change in unrealized losses ..........................   $(195,790)    $(75,213)    (120,577)
Minimum pension liability adjustment ..............................                                  (603)
                                                                                                ---------
              Other comprehensive loss ............................                             $(121,180)
                                                                                                =========

11.  Employee Benefit Plans

     Allfirst sponsors three defined benefit pension plans. The largest plan ("the qualified plan") covers substantially all employees of Allfirst and its subsidiaries; the two smaller plans ("the nonqualified plans") provide supplemental benefits to certain key employees. Benefits under the plans are generally based on age, years of service and compensation levels.

     In addition, Allfirst sponsors defined benefit postretirement plans that provide medical and life insurance coverage to eligible retirees and dependents based on age and length of service. Medical coverage options are similar to those available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a credit system that combines age and years of service. Substantially all employees become eligible for these benefits when they retire. Benefits are provided through a variety of health care programs including Health Maintenance Organizations ("HMO") and insurance companies whose premiums are based on the benefits paid during the year. Information related to these plans is presented under "Postretirement" in the following table.

     The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, an analysis of the funded status of the plans and the amounts recognized in the consolidated statements of financial condition for the years ending December 31, 2001, 2000 and 1999. The assets of the qualified plan include 141,000 AIB ADSs with fair values of $3.3 million, $3.3 million and $3.0 million at December 31, 2001, 2000 and 1999, respectively.

                                                      Qualified Plans
                                                      Pension Benefits
                                            -----------------------------------
                                              2001         2000         1999
                                            ---------    ---------    ---------
                                                      (in thousands)
Change in benefit obligation
Benefit obligation at beginning of year .    $206,056    $184,169     215,763
Service cost ............................       8,656       7,251       8,647
Interest cost ...........................      15,206      14,412      14,286
Amendments ..............................          --       4,091          --
Actuarial loss (gain) ...................      23,564      14,957     (33,890)
Benefits paid ...........................     (12,999)    (18,824)    (20,637)
                                             --------    --------    --------
Benefit obligation at end of  year ......    $240,483    $206,056    $184,169
                                             ========    ========    ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                                                                      Nonqualified Plans
                                                                                       Pension Benefits
                                                                                ----------------------------------
                                                                                  2001         2000         1999
                                                                                --------     --------     --------
                                                                                           (in thousands)
Change in benefit obligation
Benefit obligation at beginning of year ....................................    $ 15,626     $ 12,190     $ 22,200
Service cost ...............................................................         886          705          790
Interest cost ..............................................................       1,371        1,045        1,080
Amendments .................................................................          --        1,488           --
Actuarial loss (gain) ......................................................       5,071          674       (2,651)
Benefits paid ..............................................................        (467)        (476)      (9,229)
                                                                                --------     --------     --------
Benefit obligation at end of  year .........................................    $ 22,487     $ 15,626     $ 12,190
                                                                                ========     ========     ========

                                                                                        Postretirement
                                                                                ----------------------------------
                                                                                  2001         2000         1999
                                                                                --------     --------     --------
                                                                                         (in thousands)
Change in benefit obligation
Benefit obligation at beginning of year ....................................    $ 35,632     $ 32,369     $ 38,538
Service cost ...............................................................       1,086        1,356        1,531
Interest cost ..............................................................       2,881        2,587        2,312
Amendments .................................................................          --           --       (2,383)
Actuarial loss (gain) ......................................................       8,326        3,000       (4,227)
Benefits paid ..............................................................      (4,222)      (3,680)      (3,402)
                                                                                --------     --------     --------
Benefit obligation at end of  year .........................................    $ 43,703     $ 35,632     $ 32,369
                                                                                ========     ========     ========

                                                                                         Qualified Plans
                                                                                         Pension Benefits
                                                                                ----------------------------------
                                                                                 2001          2000         1999
                                                                                --------    ---------     --------
                                                                                           (in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year .............................    $288,204     $305,694     $269,748
Actual return on  plan assets ..............................................     (20,797)       1,334       56,583
Benefits paid ..............................................................     (12,999)     (18,824)     (20,637)
                                                                                --------     --------     --------
Fair value of plan assets at end of year ...................................    $254,408     $288,204     $305,694
                                                                                ========     ========     ========
Funded status ..............................................................    $ 13,925     $ 82,148     $121,525
Unrecognized net loss (gain) ...............................................      64,769       (7,909)     (54,524)
Unrecognized prior service benefit .........................................      (2,829)      (3,494)      (8,248)
                                                                                --------     --------     --------
           Net amount  recognized ..........................................    $ 75,865     $ 70,745     $ 58,753
                                                                                ========     ========     ========
Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost .......................................................    $ 75,865     $ 70,745     $ 58,753
                                                                                ========     ========     ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                                                                      Nonqualified Plans
                                                                                       Pension Benefits
                                                                               ------------------------------
                                                                                 2001       2000       1999
                                                                               --------   --------   --------
                                                                                        (in thousands)
Unfunded status.............................................................   $(22,487)  $(15,626)  $(12,190)
Unrecognized net loss.......................................................      4,324        244        255
Unrecognized prior service cost.............................................      2,931      3,642      3,085
Unrecognized transition obligation..........................................         60        119        179
                                                                               --------   --------   --------
           Net amount  recognized...........................................   $(15,172)  $(11,621)  $ (8,671)
                                                                               ========   ========   ========

Amounts recognized in the statement of financial condition consist of:
Accrued benefit liability...................................................   $(17,695)  $(14,755)  $(10,030)
Intangible asset............................................................        980      1,222        262
Accumulated other comprehensive income......................................      1,543      1,912      1,097
                                                                               --------   --------   --------
           Net amount recognized............................................   $(15,172)  $(11,621)  $ (8,671)
                                                                               ========   ========   ========

                                                                                        Postretirement
                                                                                        --------------
                                                                                  2001      2000       1999
                                                                               --------   --------   --------
                                                                                        (in thousands)
Unfunded status.............................................................   $(43,703)  $(35,632)  $(32,369)
Unrecognized net loss (gain)................................................      5,226     (3,062)    (6,321)
Unrecognized prior service benefit..........................................     (3,452)    (3,839)    (4,226)
Unrecognized transition obligation..........................................     10,916     11,908     12,900
                                                                               --------   --------   --------
           Net amount  recognized...........................................   $(31,013)  $(30,625)  $(30,016)
                                                                               ========   ========   ========

Amounts recognized in the statement of financial condition consist of:
Accrued benefit liability...................................................   $(31,013)  $(30,625)  $(30,016)
                                                                               ========   ========   ========

     Net periodic benefit costs were based on the following assumptions:

                                            Qualified Plan                    Nonqualified Plans
                                           Pension Benefits                    Pension Benefits               Postretirement
                                      -----------------------    --------------------------------------    --------------------
                                       2001     2000    1999       2001           2000          1999       2001    2000    1999
                                      -----    -----    -----    ----------    ----------    ----------    ----    ----    ----
Weighted average
assumptions  as of
   December 31:
Discount rate......................    6.94%    7.47%    7.93%   6.63%-7.09%   7.22%-7.25%   7.68%-7.84%   7.25%   7.75%   8.25%
Expected return on plan
   assets..........................   10.00%   10.00%   10.00%       --             --            --        --      --      --
Rate of compensation
   increase........................    4.50%    4.00%    4.00%       4.50%        4.00%         4.00%       --      --      --

     The 2001 healthcare trend rate is assumed to be 8.5% for non-HMO healthcare benefits and 7.5% for HMO medical benefits. The rates for non-HMO plans are assumed to decrease gradually to 5.0% in the year 2008 and remain at that level thereafter, for the non-HMO plans. The rates for HMO plans are assumed to decrease gradually to 5.0% in the year 2006 and remain at that level thereafter.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The components of net periodic benefit costs for Allfirst's defined benefit pension plans for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                             Qualified Plan                Nonqualified Plan
                                                            Pension Benefits               Pension Benefits
                                                  --------------------------------    --------------------------
                                                    2001        2000        1999       2001      2000      1999
                                                  --------    --------    --------    ------    ------    ------
                                                                             (in thousands)
Components of net periodic (benefit) cost:
Service cost..................................    $  8,656    $  7,251    $  8,647    $  886    $  705    $  790
Interest cost.................................      15,206      14,412      14,286     1,371     1,045     1,080
Expected return on plan assets................     (28,318)    (30,079)    (26,444)       --        --        --
Amortization of unrecognized transition
   (asset) obligation............                       --          --      (1,236)       60        60        60
Amortization of prior service(benefit)
    cost......................................        (664)       (664)     (1,030)      710       601       446
Recognized net actuarial (gains) losses.......          --      (2,912)         --       991       684       751
Settlement expense............................          --          --          --        --        --        15
                                                  --------    --------    --------    ------    ------    ------
     Net periodic (benefit) cost..............    $ (5,120)   $(11,992)   $ (5,777)   $4,018    $3,095    $3,142
                                                  ========    ========    ========    ======    ======    ======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2001, 2000 and 1999 were as follows:

                                            2001     2000     1999
                                           -----    -----    -----
                                                (in millions)
Projected benefit obligation............   $22.5    $15.6    $12.2
Accumulated benefit obligation..........    17.7     14.1      9.3
Fair value of plan assets...............      --       --       --

     The components of Allfirst's net periodic postretirement benefit costs for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                  Postretirement
                                                           2001      2000      1999
                                                          ------    ------    ------
                                                                 (in thousands)
Components of net periodic cost:
Service cost..........................................    $1,086    $1,356    $1,531
Interest cost.........................................     2,881     2,587     2,312
Amortization of unrecognized transition obligation....       992       992       992
Amortization of prior service benefit.................      (387)     (387)     (387)
Recognized net actuarial gains........................        37      (260)      (99)
                                                          ------    ------    ------
     Net periodic cost................................    $4,609    $4,288    $4,349
                                                          ======    ======    ======

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement expense. A one percentage point change in assumed healthcare cost trend rates would have the following effects on 2001 postretirement expenses and the December 31, 2001 postretirement benefit obligation:

                                                                                   1-Percentage-    1-Percentage-
                                                                                       Point            Point
                                                                                   -------------    --------------
                                                                                      Increase         Decrease
                                                                                   -------------    --------------
                                                                                          (in thousands)
Increase (decrease) in total of service cost and interest cost components.......      $  161          $  (152)
Increase (decrease) in postretirement benefit obligation........................       2,285           (2,069)

     Allfirst provides all salaried and eligible hourly employees with a defined contribution plan. Eligible employees can enter the plan on January 1, April 1, July 1, or October 1 following their date of employment. Employees can contribute varying percentages of their annual compensation up to a maximum of 16% (highly compensated maximum of 10% during 2001). Allfirst matches 100% of the first 3% and 50% of the next 3% of an employee's contribution. Defined contribution plan expenses totaled $7.7 million, $7.1 million and $7.3 million in 2001, 2000 and 1999, respectively.

12.  Stock Options and Awards

     Allfirst's 1989 Long-Term Incentive Plan and Trust (the "1989 Plan") provides for the award to key employees who contribute to the continued growth, development and financial success of Allfirst of up to 7 million ordinary shares of AIB ("Common Stock") or the equivalent thereof in Common Stock American Depository Shares (ADSs). Awards are made to participants, without payment of consideration by the participant, in the form of Restricted Stock purchased by Allfirst in the open market and are held in trust under the 1989 Plan until the expiration of the relevant restriction period. Awards aggregating the equivalent of 68 thousand, 85 thousand and 96 thousand shares of Common Stock were made during 2001, 2000, and 1999, respectively. Expenses relative to this plan totaled $791 thousand, $702 thousand, and $827 thousand, in 2001, 2000, and 1999, respectively. The awards are subject to a restriction period of at least three years.

     Allfirst's 1997 and 1999 Stock Option Plans provide for the grant to key employees of options to acquire AIB ADSs. The options are granted at no less than the fair market value of the stock at the date of the grant. Options granted in 1998 through 2001 with the exception of the options granted under the Allfirst Shares Plan, vest one half in 24 months and one half in 36 months from the grant date and must be exercised within 10 years of the grant date or they will expire. Options granted on December 29, 1997 vested six months from the grant date and must be exercised within seven years of the grant date or they will expire. During 1999, Allfirst implemented an all employee stock option program called Allfirst Shares which is part of the 1997 Stock Option Plan. Each full and part-time employee who was eligible for employee benefits and was employed by Allfirst as of May 4, 1999 received an option to purchase up to 100 AIB ADSs. The options may be exercised (i) any time after May 4, 2002 and before May 4, 2004, as long as the closing price of AIB ADSs has equaled or exceeded 150% of the exercise price for five consecutive days at any time after the grant date; or (ii) any time after May 4, 2004, regardless of the price of the ADSs. The options must be exercised within 10 years or they will expire. Options under the 1999 Stock Option Plan vest based on certain performance criteria. During 1999, 2000, and 2001 options were granted under the 1997 Stock Option Plan and the 1999 Stock Option Plan.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     In connection with Allfirst's stock option plans, Allfirst and an independent Trustee created a trust for the purpose of acquiring AIB ADSs in the open market with the proceeds of a loan from Allfirst. Generally, the Trust will acquire AIB ADSs in an amount equal to the number of stock options granted at or about each grant date. Proceeds from option exercises and any dividends and other earnings on the trust assets will be used to repay the loan to the trust. Option holders have no preferential rights with respect to the trust assets, and the trust assets are subject to the claims of Allfirst's general creditors in the event of insolvency. Accordingly, the Trust is consolidated in Allfirst's financial statements and the AIB ADSs held by the trust are classified on Allfirst's financial statements as investment securities available for sale. At December 31, 2001, 2000 and 1999, investment securities available for sale included AIB ADSs of $188.8 million, $139.7 million and $86.1 million, respectively, related to the 1997 and 1999 Stock Option Plans. Any decline in value of the AIB ADSs in the trust will be reflected as an unrealized loss on investment securities available for sale and reflected in other comprehensive income in stockholders' equity. AIB will not issue any securities in connection with the 1997 or 1999 Stock Option Plan, will not receive any proceeds from the exercise of the options, and otherwise has no rights or obligations with respect to the stock option plans.

     A summary of the status of Allfirst's stock option plans as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates is presented below:

                                                                    2001                   2000                   1999
                                                           ---------------------   ---------------------   ----------------------
                                                                       Weighted-               Weighted-                Weighted-
                                                                       Average                 Average                  Average
                                                           Shares(a)   Exercise    Shares(a)   Exercise     Shares(a)   Exercise
                                                            (000)       Price       (000)       Price         (000)      Price
                                                           ---------   ---------   ---------   ---------    ---------   ---------
Outstanding at beginning of year .....................      6,448.2     $22.69      4,281.7     $25.23      2,979.3      $22.31
Granted ..............................................      2,165.1      21.64      2,391.7      18.56      2,174.3       28.05
Exercised ............................................         (8.4)     18.67        (19.5)     18.67       (519.5)      18.67
Forfeited ............................................       (172.9)     24.93       (205.7)     27.76       (352.4)      27.68
                                                            -------     ------      -------     ------      -------      ------

Outstanding at end of  year ..........................      8,432.0     $22.38      6,448.2     $22.69      4,281.7      $25.23
                                                            =======     ======      =======     ======      =======      ======

(a)  shares represent AIB ADSs

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The following table summarizes information about fixed options outstanding at December 31, 2001:

                                Options Outstanding                             Options Exercisable
                     ---------------------------------------------------   -------------------------------
                       Number                                                Number
                     Outstanding   Weighted- Average                       Exercisable
                     At 12/31/01    Remaining Life     Weighted- Average   At 12/31/01   Weighted- Average
    Grant Date          (000)      Until Expiration      Exercise Price       (000)       Exercise Price
------------------   -----------   -----------------   -----------------   -----------   -----------------
12/29/97               1,033.6           3.0 years          $18.67           1,033.6          $18.67
10/9/98 & 10/22/98     1,083.1           6.8 years           26.62           1,083.2           26.62
2/9/99                    76.2           7.1 years           34.04              38.1           34.04
5/4/99                   435.3           7.3 years           31.67              21.0           31.67
8/10/99                1,311.3           7.6 years           26.05             655.6           26.05
8/14/00                1,584.4           8.6 years           17.72                --              --
9/20/00                  120.0           8.7 years           18.55                --              --
11/3/00                  534.4           8.8 years           20.50                --              --
11/24/00                  90.0           8.9 years           21.75                --              --
2001 Grants            2,163.7       9.0-9.8 years           21.64                --              --
                       -------       -------------           -----           -------          ------
        Total          8,432.0          7.76 years          $22.38           2,831.5          $23.72
                       =======       =============          ======           =======          ======

     For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of stock options granted were estimated at the date of the grants using a Black-Scholes option pricing model. The following details the weighted average assumptions used and the resulting fair values provided by the option pricing model:

                     Expected                                               Fair Value
                      Future                                               per share of
                     Dividend   Volatility     Risk Free      Expected     stock options
    Grant Date        Yield       Factor     Interest Rate      Life         granted
------------------   --------   ----------   -------------   -----------   -------------
12/29/97               4.53%      0.2200         5.77%        7.0 years       $ 3.52
10/9/98 & 10/22/98     4.03       0.2600         4.70        10.0 years         5.89
2/9/99                 3.06       0.2950         5.01        10.0 years        10.47
5/4/99                 2.96       0.3036         5.38         5.5 years         8.73
8/10/99                2.67       0.3254         5.87         5.5 years         8.03
8/14/00                2.61       0.3399         6.24         5.5 years         5.81
9/20/00                2.81       0.3869         5.94         5.5 years         6.44
11/3/00                2.84       0.3874         5.78         5.5 years         7.06
11/24/00               2.85       0.3866         5.41         5.5 years         7.35
2001 Grants            3.02       0.3704         5.29         7.0 years         7.47

     The pro forma net income (loss) of Allfirst that would have been recognized in the consolidated statements of income (loss) if the fair value method of accounting for stock options had been used is $(44.1) million, $41.5 million and $143.0 million, respectively for the years ended December 31, 2001, 2000 and 1999.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

13.  Income Taxes

The components of income tax expense (benefit) are as follows:

                                                  Years ended December 31,
                                         --------------------------------------
                                                        2000           1999
                                           2001     As Restated    As Restated
                                         --------   ------------   ------------
                                                   (in thousands)
Current:
    Federal ..........................   $ (3,573)    $(20,563)      $26,932
    Foreign (1) ......................        130          575           219
    State ............................      4,446        3,067         2,861
                                         --------     --------       -------
       Total current .................      1,003      (16,921)       30,012
                                         --------     --------       -------

Deferred:
    Federal ..........................    (37,836)      35,830        51,851
    State ............................      2,103        2,162         2,673
                                         --------     --------       -------
       Total deferred ................    (35,733)      37,992        54,524
                                         --------     --------       -------
Total income tax expense (benefit) ...   $(34,730)    $ 21,071       $84,536
                                         ========     ========       =======

(1) Foreign income taxes represent taxes on interest received from foreign borrowers and foreign dividends received.

     The differences between actual income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                             Years ended December 31,
                                                                      ----------------------------------------
                                                                                      2000             1999
                                                                        2001      As Restated      As Restated
                                                                      --------   --------------   ------------
                                                                                 (in thousands)
Federal income tax expense (benefit) at statutory rate of 35%...      $(24,884)     $ 24,068         $ 80,947
Tax exempt income ..............................................       (16,294)      (14,784)          (9,361)
State income taxes, net of Federal benefits ....................         4,257         3,399            3,597
Amortization of intangibles ....................................        13,128        13,089           13,149
Federal tax credits ............................................       (11,041)       (6,563)          (5,777)
Other, net .....................................................           104         1,862            1,981
                                                                      --------      --------         --------
Income tax expense (benefit) ...................................      $(34,730)     $ 21,071         $ 84,536
                                                                      ========      ========         ========

Effective tax rate .............................................        (48.85%)       30.64%           36.55%
                                                                      ========      ========         ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                             December 31,
                                                                               ----------------------------------------
                                                                                               2000            1999
                                                                                 2001      As Restated     As Restated
                                                                               --------    -----------     ------------
                                                                                          (in thousands)
Deferred tax assets:
     Allowance for loan and lease losses.................................      $ 53,937      $ 55,683        $ 56,396
     Deferred compensation...............................................        10,656        11,275          10,176
     Income on loans.....................................................         8,786         6,514           7,157
     Accrued expenses....................................................         5,262         2,449           4,821
     Net unrealized losses on investment securities available for sale...            --         8,891          60,360
     Operating loss carryforwards........................................        33,277            --              --
     Tax credit carryforwards............................................        64,787        52,507          14,180
     Other...............................................................        30,218        18,664          11,148
                                                                               --------      --------        --------
            Total gross deferred tax assets..............................       206,923       155,983         164,238
                                                                               --------      --------        --------
Deferred tax liabilities:
     Leasing.............................................................       407,952       372,643         347,419
     Pensions............................................................         9,094         8,716           4,562
     Depreciation........................................................        13,628        13,607          12,395
     Net unrealized gains on investment securities available for sale...          9,665            --              --
     Other...............................................................        42,548        54,466           3,194
                                                                               --------      --------        --------
            Total gross deferred tax liabilities.........................       482,887       449,432         367,570
                                                                               --------      --------        --------
            Net deferred tax liability...................................      $275,964      $293,449        $203,332
                                                                               ========      ========        ========

     U.S. Federal tax net operating loss carryforwards in the amount of $95.1 million expire in 2021 and are expected to be fully utilized. Tax credit carryforwards, all of which are expected to be fully utilized, include general business credits of $35.5 million which expire in years 2018 through 2021, foreign tax credits of $0.1 million which expire in 2006 and minimum tax credits of $29.1 million which carryforward indefinitely.

14.  Regulatory Matters and Dividend Restrictions

     Allfirst and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Allfirst's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, subsidiary banks must meet specific capital guidelines that involve quantitative measures of subsidiary banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Qualitative measures established by regulation to ensure capital adequacy require subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001, subsidiary banks met all minimum capital requirements to which they are subject.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     As of December 31, 2001, the total capital ratio of Allfirst's primary banking unit, Allfirst Bank, as adjusted for the effects of the Fraud Losses, met the "adequately capitalized" standard, but not the "well capitalized" standard under the regulatory framework for prompt corrective action. On February 11, 2002, the Allfirst parent company injected additional capital in the form of subordinated debt into Allfirst Bank. Pro forma regulatory capital ratios for Allfirst Bank at December 31, 2001, after the effect of the Allfirst parent company capital injection now compare favorably to the "well capitalized" standard under the regulatory framework.

     Allfirst's actual capital amounts and ratios at December 31, 2001, 2000 and 1999 are presented in the following table. Note that the Tier 1 Capital (to Quarterly Average Assets) ratio is also referred to as the "Leverage Capital Ratio".

                                                                             Minimum for
                                                                               Capital     Minimum to be
                                                                              Adequacy       "Well
                                                        Amount       Ratio    Purposes     Capitalized"
                                                    --------------   -----   -----------   -------------
As of December 31, 2001                             (in thousands)
Total Capital (to Risk Weighted Assets):
Allfirst.........................................     $1,686,018     10.59%     8.00%            N/A
Allfirst Bank/1/.................................      1,350,914      8.89      8.00           10.00%

Tier 1 Capital (to Risk Weighted Assets):
Allfirst.........................................     $1,109,220      6.96%     4.00%            N/A
Allfirst Bank/1/................................       1,062,103      6.99      4.00            6.00%

Tier 1 Capital (to Quarterly Average Assets):
Allfirst.........................................     $1,109,220      6.56%     4.00%            N/A
Allfirst Bank/1/.................................      1,062,103      6.46      4.00            5.00%

As of December 31, 2000, as restated see note 22

Total Capital (to Risk Weighted Assets):
Allfirst.........................................     $1,841,167     11.94%     8.00%            N/A
Allfirst Bank....................................      1,551,693     10.50      8.00           10.00%

Tier 1 Capital (to Risk Weighted Assets):
Allfirst.........................................     $1,290,513      8.36%     4.00%            N/A
Allfirst Bank....................................      1,235,421      8.36      4.00            6.00%

Tier 1 Capital (to Quarterly Average Assets):
Allfirst.........................................     $1,290,513      7.65%     4.00%            N/A
Allfirst Bank....................................      1,235,421      7.52      4.00            5.00%

/1/ On February 11, 2002, the Allfirst parent company injected additional capital in the form of subordinated debt into Allfirst Bank. The pro forma regulatory total capital ratio of Allfirst Bank at December 31, 2001, after the effect of the Allfirst parent company capital injection now compares favorably to the "well capitalized" standard under the regulatory framework.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                                                            Minimum for
                                                                              Capital     Minimum to be
                                                                             Adequacy        "Well
                                                       Amount       Ratio    Purposes      Capitalized"
                                                   --------------   -----   -----------   -------------
                                                   (in thousands)
As of December 31, 1999, as restated see note 22
Total Capital (to Risk Weighted Assets):
Allfirst.....................................        $1,920,207     12.86%     8.00%            N/A
Allfirst Bank................................         1,598,538     11.07      8.00           10.00%

Tier 1 Capital (to Risk Weighted Assets):
Allfirst.....................................        $1,359,717      9.11%     4.00%            N/A
Allfirst  Bank...............................         1,271,306      8.81      4.00            6.00%

Tier 1 Capital (to Quarterly Average Assets):
Allfirst.....................................        $1,359,717      8.12%     4.00%            N/A
Allfirst  Bank...............................         1,271,306      7.77      4.00            5.00%

     Various Federal and state laws and regulations limit the amount of dividends the Banks can pay to Allfirst without regulatory approval. The approval of a bank's primary federal regulator is required for any dividend if the total of all dividends declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Additionally, Allfirst Bank may pay dividends only out of undivided profits unless State of Maryland bank regulatory approval is obtained, and Allfirst Financial Center may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

     Under the first and currently more restrictive of the foregoing dividend limitations, at January 1, 2002, Allfirst Bank had no retained earnings available to pay dividends to Allfirst due to the losses arising from the Fraudulent Activities, as detailed in note 21. It is unlikely that Allfirst Bank will have retained earnings available to pay dividends until the fourth quarter of 2002. At January 1, 2002, Allfirst Financial Center had $0.2 million of retained earnings available to pay dividends to Allfirst.

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

     The Banks are required to maintain reserves, included in cash and due from banks, with the Federal Reserve Bank against their deposits. Average reserve balances maintained during 2001, 2000 and 1999 were $15.7 million, $27.0 million and $30.6 million, respectively.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

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

     Trading account securities - Fair values are based on quoted market prices as recognized in the statements of condition.

     Investment securities -- Fair values are based on quoted market prices as recognized in the statements of condition. If a quoted market price is not available, fair value is estimated using market values for similar securities.

     Loans held for sale -- The fair value of loans held for sale is based on the commitment price. All loans held for sale have firm investor purchase commitments or are actively being marketed.

     Loans -- For credit card and home equity loans/lines of credit with short-term or variable characteristics, the total loans outstanding approximate fair value. This amount excludes any value related to the account relationship. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate and adjusting for an appropriate spread to cover credit risk and operating costs.

     Deposits -- The fair values disclosed for demand deposits (e.g., interest and noninterest bearing demand, savings and money market savings) are equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated by discounting the future cash flows using the current rates at which similar deposits could be acquired.

     Long-term debt -- The fair value is based on dealer quotes, where available, and on estimates made by discounting the future cash flows using the current rates at which similar borrowings could be acquired.

     Many of Allfirst's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statements of financial condition approximate fair value. These items include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term borrowed funds, acceptances outstanding, and the financial instruments included in other assets and liabilities.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

The estimated fair values of Allfirst's remaining assets and liabilities as of December 31 are summarized below.

                                                     2001                        2000                        1999
                                           -------------------------   -------------------------   -------------------------
                                            Carrying      Estimated      Carrying     Estimated      Carrying     Estimated
                                              Value       Fair Value      Value       Fair Value      Value       Fair Value
                                           -----------   -----------   -----------   -----------   -----------   -----------
                                                                               (in thousands)
Financial Assets:
       Trading account securities ......   $    41,676   $    41,676   $     4,222   $     4,222   $     1,716   $     1,716
       Investment securities ...........     4,101,133     4,101,133     4,375,037     4,375,037     4,287,343     4,287,343
       Loans held for sale .............        38,186        38,558        57,255        57,596         4,808         4,832
       Loans, net of allowance for loan
          and lease losses/1/...........     9,711,799     9,787,767     9,751,428     9,870,124     9,636,422     9,662,222
Financial Liabilities:
        Deposits .......................    13,070,291    13,169,692    12,677,582    12,751,084    12,142,587    12,161,623
        Long-term debt /2/ .............     1,010,116     1,028,649       996,010     1,023,977     1,195,394     1,238,732

/1/ Leases receivable with carrying values totaling $889.5 million, $1,005.1 million and $986.9 million at December 31, 2001, 2000 and 1999, respectively are excluded. The carrying values are net of the allowance for lease losses and related unearned income.
/2/ Allfirst entered into two interest rate swaps to convert the fixed rate on the subordinated notes to a floating rate. In the first quarter of 2001, the interest rate swaps were terminated and a deferred gain of $15.1 million was recorded. The deferred gain is being amortized into income over the remaining term of the subordinated notes. The December 31, 2001 carrying value presented above includes the remaining unamortized deferred gain of $13.2 million.

     Off Balance Sheet Commitments - The fair value of loan commitments and letters of credit, both commercial and standby, is assumed to equal the carrying value, which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

     Derivative Financial Instruments --The fair value of FX option and forward contracts represents the net asset or liability of Allfirst, since these contracts are revalued on a monthly basis. The fair value of interest rate contracts used for trading purposes is the estimated amount Allfirst would receive or pay to terminate the contracts or agreements, taking into account current interest rates, volatility factors and, when appropriate, the creditworthiness of the counterparties. See note 16 for additional information about derivative financial instruments.

     The estimated fair values of Allfirst's derivative financial instruments as of December 31 are summarized below; brackets denote net liabilities.

                                                                                                    2000            1999
                                                                                     2001       As Restated      As Restated
                                                                                   ---------   --------------   -------------
                                                                                               (in thousands)
Interest rate contracts issued for trading purposes ............................   $  11,150      $  8,846        $   6,511
Interest rate contracts held for purposes other than trading (pre SFAS 133) ....          --         8,047           (8,589)
FX options and forward contracts ...............................................    (536,582)      (76,413)        (108,462)

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

16.  Derivative Financial Instruments and Lending Activities


Derivative Financial Instruments

     Allfirst maintains active trading positions in a variety of financial derivatives including FX and interest rate futures, interest rate swaps, interest rate caps and floors, forward rate agreements, and interest rate and FX options. Many of these positions are a result of activity generated by corporate customers.

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

     Four swaps aggregating $365 million were used to convert fixed rate liabilities to floating rate at December 31, 2000. Of these, one swap with a notional value of $100 million was sold in January 2001 and another with a notional value of $200 million was sold in March 2001. The remaining two swaps with a notional value of $65 million matured by April 2001. Three swaps with a notional value of $175 million as of December 31, 2000 were used to convert floating assets to fixed rates. All three matured in the first quarter of 2001. Deferred gains on the early termination of interest rate swaps designated to hedge Allfirst's balance sheet were $13.2 million at December 31, 2001. Deferred losses were $111 thousand. Deferred gains and losses that resulted from the early termination of interest rate swaps are amortized into income over the remaining original life of the interest rate swap or the life of the underlying hedged asset (liability), whichever is shorter.

     The following tables present the notional amounts and the end-of-period fair values of the classes of trading instruments as of December 31, 2001, 2000 and 1999.

                                                                                        2001
                                                                        ----------------------------------
                                                                         Notional/     Fair        Fair
                                                                         Contract      Value       Value
                                                                           Value       Assets   Liabilities
                                                                         ----------   -------   -----------
                                                                                  (in thousands)
U.S. dollar interest rate contracts as intermediary:/1/
  Interest rate swaps ................................................   $3,086,494   $63,850    $ (52,786)
  Interest rate caps and floors written ..............................      166,742        --       (1,290)
  Interest rate caps and floors purchased ............................      160,718     1,305           --
  Swaptions purchased ................................................        5,000        --           --
  Swaptions written ..................................................        5,000        --           --
Securities trading activities:
  Commitments to purchase securities, futures and forward ............      235,373        96           --
contracts
  Commitments to sell securities, futures and forward ................       17,577        --          (25)
contracts
FX trading activities:
  FX spot and forward contracts/2/ ...................................    1,098,567     2,085     (135,670)
  FX options written .................................................      941,869        --     (402,997)
  FX options purchased ...............................................      167,926         1           --

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                                                                 2000 As Restated
                                                                        ----------------------------------
                                                                         Notional/    Fair        Fair
                                                                         Contract     Value       Value
                                                                          Value      Assets    Liabilities
                                                                        ----------   -------   -----------
                                                                                 (in thousands)
U.S. dollar interest rate contracts as intermediary:/1/
  Interest rate swaps ................................................   $2,248,440   $24,155    $(15,323)
  Interest rate caps and floors written ..............................      745,661        --        (320)
  Interest rate caps and floors purchased ............................      793,303       327          --
  Swaptions purchased ................................................        5,000        --          --
  Swaptions written ..................................................        5,000        --          --
Securities trading activities:
  Commitments to purchase securities, futures and forward contracts ..        9,956        --         (12)
  Commitments to sell securities, futures and forward contracts ......       64,980        19          --
FX trading activities:
  FX spot and forward contracts/2/ ...................................      829,653     3,984     (20,592)
  FX options written .................................................      900,531        --     (68,563)
  FX options purchased ...............................................      846,511     8,758          --

                                                                                 1999 As Restated
                                                                        ----------------------------------
                                                                         Notional/    Fair        Fair
                                                                         Contract     Value       Value
                                                                          Value      Assets    Liabilities
                                                                        ----------   -------   -----------
                                                                                 (in thousands)
U.S. dollar interest rate contracts as intermediary:/1/
  Interest rate swaps ................................................   $2,399,847   $39,388   $ (32,786)
  Interest rate caps and floors written ..............................      716,905        --      (1,155)
  Interest rate caps and floors purchased ............................      708,088     1,137          --
  Swaptions purchased ................................................       17,200       338          --
  Swaptions written ..................................................       17,200        --        (337)
Securities trading activities:
  Commitments to purchase securities, futures and forward contracts...       29,099        --        (140)
  Commitments to sell securities, futures and forward contracts ......       47,900        66          --
FX trading activities:
  FX spot and forward contracts/2/ ...................................    1,128,058     3,806      (3,697)
  FX options written .................................................    1,267,365        --    (122,885)
  FX options purchased ...............................................      560,248    14,314          --

/1/ Notional amounts detailed for interest rate swaps, caps, floors and swaptions represent the contractual amount on which interest payments are calculated. All other notional amounts are the contractual amounts to be exchanged at a future date (forward and futures contracts) or if the option is exercised (FX options).
/2/ The contractual amounts presented for FX spot and forward contracts are netted for contracts with the same counterparty where there is a master netting agreement. The gross contractual amount of foreign exchange spot and forward contracts was $13.9 billion, $2.0 billion and $1.1 billion as of December 31, 2001, 2000 and 1999, respectively. The fair values presented take into consideration the effects of legally enforceable master netting agreements.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Allfirst's credit risk exposure is represented by the instruments detailed above with a positive fair value. Allfirst would incur a loss if it was necessary to replace these instruments due to counterparty default. Allfirst minimizes the credit risk of these instruments through adherence to credit approvals, risk control limits, and monitoring procedures. Market risk is the risk of decline in the value of the contract arising from adverse movements in price, index or rate of the instrument underlying the contract. Exposure to market risk is managed in accordance with Allfirst's approved risk limits and by entering into offsetting positions. In addition, trading systems are in place which are designed to measure risks and profitability associated with trading positions as market movements occur. Additional controls have been implemented in response to Fraudulent Activities at Allfirst's subsidiary bank (see note
20).

     Interest Rate Swaps -- These transactions generally involve the exchange of fixed and floating payments without the exchange of the underlying principal amounts. Payments made or received under swap contracts are accrued based on contractual terms and are reported as trading income. The related accrued amounts receivable and payable to customers or counterparties are included in other assets or liabilities. Revenues from the customer portfolio represent a small profit margin on intermediated transactions. The difference in the fair value of the offsetting amounts is not material.

     Interest Rate Caps and Floors -- These instruments are written by Allfirst to enable customers to transfer, modify, or reduce their interest rate risk exposure. In a cap or floor contract, the purchaser pays a premium at the initiation of the contract for the right to receive payments if market interest rates are greater than the strike price of a cap or less than the strike price of a floor. Payments made or received under cap or floor contracts are accrued based on contractual terms and are reported as trading income.

     Swaptions -- These instruments are written by Allfirst to enable customers to transfer, modify or reduce their interest rate risk exposure. The purchaser of a swaption pays a premium up front to the seller for the opportunity to enter into a swap with specified terms or to cancel or extend an existing swap at a specified date in the future. Offsetting swaptions are purchased to mitigate the risk related to the written transactions. Payments made or received under swaption contracts are accrued based on contractual terms and are reported as trading income.

     Commitments to Purchase and Sell Securities, Futures and Forward Contracts -- These instruments are contracts for delayed delivery of securities or money market instruments in which the seller agrees to deliver a specified instrument at a specified price or yield at a specified date. Commitments to purchase and sell securities, futures and forward contracts used in securities trading operations are recognized currently at fair value and changes in fair value are reported as trading income.

     Commitments to Purchase and Sell FX -- Forward commitments involve the purchase or sale of foreign currency amounts for delivery at a specified future date. Payments on forward commitments are exchanged on the delivery date based on the exchange rate in the contract. Forward commitments to purchase and sell FX are recognized at fair value and changes in fair value are reported as trading income.

     FX Options -- These agreements represent rights to purchase or sell foreign currency at a predetermined price at a future date. The purchaser pays a premium at the initiation of the contract for the right to exchange a specified amount at the contractual exchange rate when the option matures. FX options are recognized at fair value and changes in fair value are reported as trading income.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

     Gains (losses) from trading activities are shown below.

                                                     Years ended December 31,
                                                -------------------------------------
                                                               2000          1999
                                                  2001      As Restated   As Restated
                                                ---------   -----------   -----------
                                                          (in thousands)
Customer interest rate contracts ............   $   2,927     $     791      $    862
Customer FX contracts .......................       3,425         4,709         3,558
Customer securities .........................       4,067         2,771         3,375
                                                ---------     ---------      --------
    Total customer related trading income ...      10,419         8,271         7,795
Proprietary interest rate contracts .........       3,248         1,402         2,583
Proprietary securities ......................          --            --        (1,391)
                                                ---------     ---------      --------
    Trading income, excluding FX Losses .....      13,667         9,673         8,987
FX Losses ...................................    (365,020)     (202,065)      (45,191)
                                                ---------     ---------      --------
         Total ..............................   $(351,353)    $(192,392)     $(36,204)
                                                =========     =========      ========

Off-Balance Sheet Financial Instruments Issued for Lending Activities

     Allfirst issues off-balance sheet financial instruments as part of its commercial and consumer lending activities. The contractual amounts of these instruments represent potential credit risk at December 31, as shown below:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                            (in thousands)
Commercial and consumer lending activities:
     Unfunded commitments to extend credit .....   $6,440,037   $5,768,801   $6,094,848
     Standby letters of credit .................    1,628,483    1,295,297    1,237,881
     Commercial and similar letters of credit ..       38,612       39,640       51,528
     Loans sold with recourse ..................      374,552      267,784      225,283

     Commitments to extend credit -- Allfirst enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at both fixed and variable specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. The credit risk associated with loan commitments is essentially the same as that involved in extending loans to customers. Collateral requirements and loan to value ratios are the same as those for funded transactions and are established based on management's assessment of the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby, Commercial and Similar Letters of Credit -- Standby letters of credit can be either financial or performance based. Financial standby letters of credit obligate Allfirst to disburse funds to a third party if Allfirst's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate Allfirst to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. In either case, the beneficiary must also comply with the terms of the letter of credit. Allfirst's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES involved in issuing both commercial and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Commercial letters of credit are conditional commitments issued by Allfirst in connection with obligations of customers (account parties) to other persons (beneficiaries). A draw on a letter of credit by the beneficiary creates a reimbursement obligation from the account party to Allfirst. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller upon compliance with specific terms of the commercial letter of credit.

     Loans sold with recourse -- Loans sold with recourse are loans sold to a third party with an agreement that Allfirst will reimburse the purchaser for losses resulting from the purchased loans. In addition, a nonbank subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, Allfirst's credit risk associated with these loans sold with recourse is limited to a maximum loss of 20% of each loan's original principal balance for the life of the loan. At December 31, 2001, 2000 and 1999, Allfirst's credit risk on loans sold with recourse under the FNMA DUS program totaled $353.1 million, $237.5 million and $186.6 million, respectively.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

17.  Line of Business Reporting

     Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Regional Banking, Capital Markets, Asset Management, and Treasury. Regional Banking provides loans, deposits, letters of credit, derivative financial instruments, cash management products and services, mutual funds and credit life insurance to consumers, small businesses, and middle market corporate customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, FX and cash management products and services to large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK(R) Funds, a family of proprietary mutual funds. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes residential mortgage lending which was formerly included in Capital Markets and indirect lending which was formerly included in Regional Banking. The activities in both of these businesses were curtailed prior to 2001. FX Losses, including the Fraud Losses, are included as a component of Other. Several smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

     Allfirst's internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit's assets and liabilities are match-funded with interest rate risk centrally managed within Treasury. Loan loss provisions and the allowance for loan and lease losses are allocated based on a process that incorporates the loan's risk rating and current economic trends for commercial loans and leases and historical loss experience adjusted for current conditions for retail loans and residential mortgages.

     The results for years 2001 and 2000 are presented on a shareholder value based management ("SVBM") basis. SVBM is a financial performance measure that allows management to: (1) manage capital more efficiently; (2) reduce earnings volatility and enhance shareholder value; (3) compare businesses with different risk characteristics on a like-for-like basis; and (4) systematically address the risks inherent in Allfirst businesses.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

Selected financial information by business line:

                                                                        2001
                                          -------------------------------------------------------------------------
                                          Regional    Capital      Asset                               Consolidated
(in thousands)                            Banking     Markets    Management    Treasury     Other         Total
                                          --------   ---------   ----------   ---------   ---------    ------------
Net interest income/1/ ...............    $384,030    $135,585     $ 6,072     $22,226    $ (10,836)    $ 537,077
Noninterest income ...................     144,583     102,938      90,054       3,278       50,738       391,591
FX Losses/2/ .........................          --          --          --          --     (365,020)     (365,020)
Securities gains, net ................          --          --          --          (9)         112           103
                                          --------   ---------     -------     -------    ---------     ---------
   Total revenues ....................     528,613     238,523      96,126      25,495     (325,006)      563,751
Noninterest expenses, excl
   intangible asset
   amortization ......................     301,601     111,857      59,354      10,270       57,673       540,755
Intangible asset amortization ........         831          --       1,094          --       46,601        48,526
Provision for loan and lease
   losses ............................      21,298      14,717          78          --       (7,518)       28,575
                                          --------   ---------     -------     -------    ---------     ---------
   Income (loss) before income taxes..     204,883     111,949      35,600      15,225     (421,762)      (54,105)
Income tax expense (benefit)/1/ ......      77,856      32,281      13,220       4,156     (145,251)      (17,738)
                                          --------   ---------     -------     -------    ---------     ---------
   Net income (loss) .................    $127,027    $ 79,668     $22,380     $11,069    $(276,511)    $ (36,367)
                                          ========   =========     =======     =======    =========     =========
(in millions)
Average identifiable assets ..........    $  5,610    $  4,559     $    40     $ 4,104    $   3,389     $  17,702
Average loans ........................       5,319       3,878          17          --        1,431        10,645
Average deposits .....................       8,383       1,147          72       2,228           87        11,917

                                                                    2000 As Restated
                                          -------------------------------------------------------------------------
                                          Regional    Capital      Asset                               Consolidated
(in thousands)                            Banking     Markets    Management    Treasury     Other         Total
                                          --------   ---------   ----------   ---------   ---------    ------------
Net interest income /1/...............    $383,475    $123,618     $ 5,051     $   436    $    (596)    $511,984
Noninterest income....................     121,183      94,373      91,036       1,427       30,793      338,812
FX Losses/2/..........................          --          --          --          --     (202,065)    (202,065)
Securities gains, net.................          --          74          --         230           --          304
                                          --------    --------     -------     -------    ---------     --------
   Total revenues.....................     504,658     218,065      96,087       2,093     (171,868)     649,035
Noninterest expenses, excl
   intangible asset amortization......     280,785     103,922      53,296       9,142       40,044      487,189
Intangible asset amortization.........         905          --       1,094          --       45,785       47,784
Provision for loan and lease
   losses.............................      19,328      15,107          64          --       (5,959)      28,540
                                          --------    --------     -------     -------    ---------     --------
   Income (loss) before income
     taxes............................     203,640      99,036      41,633      (7,049)    (251,738)      85,522
Income tax expense (benefit) /1/......      80,201      33,979      15,814      (5,692)     (86,473)      37,829
                                          --------    --------     -------     -------    ---------     --------
   Net income (loss)..................    $123,439    $ 65,057     $25,819     $(1,357)   $(165,265)    $ 47,693
                                          ========    ========     =======     =======    =========     ========
(in millions)
Average identifiable assets...........    $  5,459    $  4,418     $    36     $ 4,255    $   3,478     $ 17,646
Average loans.........................       5,152       3,828          12          --        1,882       10,874
Average deposits......................       8,151       1,006          56       2,687           94       11,994

                                                                       1999 As Restated
                                          -------------------------------------------------------------------------
                                          Regional    Capital      Asset                               Consolidated
(in thousands)                            Banking     Markets    Management    Treasury     Other         Total
                                          --------   ---------   ----------   ---------   ---------    ------------
Net interest income /1/ ..............    $376,746    $126,981     $ 2,461     $28,152    $ 17,081      $551,421
Noninterest income ...................      94,874      81,433      84,862       1,318      39,543       302,030
FX Losses/2/..........................          --          --          --          --     (45,191)      (45,191)
Securities gains, net ................          --          --          --       4,975          --         4,975
                                          --------    --------     -------     -------    --------      --------
   Total revenues ....................     471,620     208,414      87,323      34,445      11,433       813,235
Noninterest expenses, excl
   intangible asset amortization .....     255,495     112,139      53,672       9,198      51,340       481,844
Intangible asset amortization ........         905          --       1,094          --      48,997        50,996
Provision for loan and lease
   losses ............................      18,001      10,817          62          --       5,270        34,150
                                          --------    --------     -------     -------    --------      --------
   Income (loss) before income
     taxes ...........................     197,219      85,458      32,495      25,247     (94,174)      246,245
Income tax expense (benefit)/1/ ......      77,630      29,496      13,031       7,413     (28,063)       99,507
                                          --------    --------     -------     -------    --------      --------
   Net income (loss) .................    $119,589    $ 55,962     $19,464     $17,834    $(66,111)     $146,738
                                          ========    ========     =======     =======    ========      ========
(in millions)
Average identifiable assets ..........    $  5,353    $  4,219     $    37     $ 4,773    $  3,282      $ 17,664
Average loans ........................       5,048       3,639          13          --       1,956        10,656
Average deposits .....................       8,345       1,134          55       2,336          99        11,969

/1/  Includes tax-equivalent adjustment for tax-exempt interest income.
/2/ The term "FX Losses" means all FX trading losses both authentic and Fraud Losses.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

18.  Litigation

     Allfirst and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of management, based on its review with counsel of the development of these matters to date, except for the matters discussed below, disposition of all pending litigation will not materially affect the consolidated financial position, results of operations or liquidity of Allfirst and its subsidiaries.

     On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Southern District of New York by Walter P. Linn against AIB, Allfirst and several current and former officers of Allfirst and Allfirst Bank. Mr. Linn purports to represent a class of all purchasers of the securities of AIB from January 1, 2001 through February 6, 2002 (excluding the named defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the Fraud Losses. Allfirst is aware of at least one other effort to file another similar lawsuit in the United States District Court for the Southern District of New York.

     Demand also has been made on AIB and Allfirst to initiate an action against the current and former members of the Board of Directors and the Senior Executive Officers of both AIB and Allfirst Bank to recover the FX trading losses.

     The likely disposition of the lawsuit and the demand and their effect on Allfirst cannot be determined at this time.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

19.  Condensed Parent Company Financial Information

Following is condensed financial information of Allfirst Financial Inc. (parent company only):

                         CONDENSED STATEMENTS OF INCOME
                             Allfirst Financial Inc.

                                                                              Years ended December 31,
                                                                        --------------------------------------
                                                                                         2000         1999
                                                                          2001       As Restated   As Restated
                                                                        ---------    -----------   -----------
                                                                                    (in thousands)
Income:
Dividends from subsidiaries:
       Bank subsidiaries ...........................................    $ 142,000     $ 140,000     $140,000
       Nonbank subsidiaries ........................................        4,721        13,969        1,577
Interest income from subsidiaries:
       Bank subsidiaries ...........................................       20,856        29,887       30,831
       Nonbank susidiaries .........................................        3,366         4,191        5,019
Other interest and dividend income .................................        9,641         9,224        6,958
Other income .......................................................        7,302        11,189        5,134
                                                                        ---------     ---------     --------
               Total income.........................................      187,886       208,460      189,519
                                                                        ---------     ---------     --------
Expenses:
Interest expense, short-term debt .................................         9,449        16,871       15,598
Interest expense, long-term debt ...................................       51,722        62,843       50,779
Other expenses .....................................................       36,797        38,054       37,837
                                                                        ---------     ---------     --------
                Total expenses .....................................       97,968       117,768      104,214
                                                                        ---------     ---------     --------
Income before taxes and equity in undistributed net (loss) income of
subsidiaries .......................................................       89,918        90,692       85,305
Income tax benefit .................................................       (5,353)       (9,409)      (7,406)
                                                                        ---------     ---------     --------
Income before equity in undistributed net (loss) income of
subsidiaries .......................................................       95,271       100,101       92,711
Equity in undistributed net income (loss) of subsidiaries .........      (131,638)      (52,408)      54,027
                                                                        ---------     ---------     --------
Net income (loss) ..................................................    $ (36,367)    $  47,693     $146,738
                                                                        =========     =========     ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                        CONDENSED STATEMENTS OF CONDITION
                             Allfirst Financial Inc.

                                                                                       December 31,
                                                                          --------------------------------------
                                                                                           2000          1999
                                                                             2001      As Restated   As Restated
                                                                          ----------   -----------   -----------
                                                                                      (in thousands)
Assets
Cash ..................................................................   $      310   $      488    $      741
Interest bearing deposits in other banks ..............................      239,859      160,846       332,208
Securities purchased under agreements to resell .......................       10,000       10,000        10,000
Trading securities ....................................................       41,480           --            --
Investment securities available for sale ..............................      285,318      256,717       187,632
Investment in subsidiaries:
       Bank subsidiaries ..............................................    1,200,989    1,305,272     1,267,943
       Nonbank subsidiaries ...........................................       81,901       82,140        89,558
Loans and advances to subsidiaries:
       Bank subsidiaries ..............................................      189,000      189,000       189,000
       Nonbank subsidiaries ...........................................       49,809      101,601        62,917
Loans, net of unearned income .........................................        2,986        4,498         9,026
Premises and equipment ................................................        7,646        8,082         8,267
Intangible assets .....................................................      684,133      719,446       755,199
Other assets ..........................................................       52,086      104,763        63,136
                                                                          ----------   ----------    ----------
     Total ............................................................   $2,845,517   $2,942,853    $2,975,627
                                                                          ==========   ==========    ==========

Liabilities and Stockholders' Equity
Short-term debt .......................................................   $  267,843   $  317,843    $  342,186
Long-term debt ........................................................      824,182      810,308       809,628
Other liabilities .....................................................       89,132       49,510        50,806
                                                                          ----------   ----------    ----------
               Total liabilities ......................................    1,181,157    1,177,661     1,202,620
4.50% Cumulative redeemable preferred stock, Series A, $5 par value per share, $100 liquidation  preference per share; authorized
    and issued 90,000 shares ..........................................        8,858        8,590         8,341
Stockholders' equity ..................................................    1,655,502    1,756,602     1,764,666
                                                                          ----------   ----------    ----------
       Total liabilities, redeemable preferred stock and
            stockholders' equity ......................................   $2,845,517   $2,942,853    $2,975,627
                                                                          ==========   ==========    ==========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                             Allfirst Financial Inc.

                                                                             Years ended December 31,
                                                                    -----------------------------------------
                                                                                     2000             1999
                                                                      2001       As Restated      As Restated
                                                                    ---------    -----------      -----------
                                                                                (in thousands)
Operating Activities
    Income before undistributed net income (loss) of subsidiaries   $  95,271      $ 100,101        $  92,711
    Adjustments to reconcile net income to net cash provided by
     operating activities .......................................      81,376         (8,686)          38,303
                                                                    ---------      ---------        ---------
       Net cash provided by operating activities ................     176,647         91,415          131,014
                                                                    ---------      ---------        ---------
Investing Activities
    Proceeds from sales of investment securities ................     255,757        200,624          206,357
    Proceeds from paydowns and maturities of investment
      Securities /1/.............................................      93,923          1,559            2,125
    Purchases of investment securities /1/.......................    (385,172)      (267,841)        (217,909)
    Net decrease in short-term investments ......................          --             --           10,000
    Principal collected on loans of parent company ..............       2,524          4,564              782
    Loans originated by the parent company ......................        (115)           (36)          (1,033)
    Investment in subsidiaries ..................................       6,605             40           (3,233)
    Net decrease (increase) in short-term loans to subsidiaries .      51,792        (38,684)          59,690
    Principal collected on long-term loans to subsidiaries ......          --             --           60,000
    Proceeds from sales and distributions of joint ventures .....       8,087         11,295            5,729
    Investments in joint ventures ...............................      (1,979)       (11,253)          (2,188)
    Other, net ..................................................         643           (541)          (1,157)
                                                                    ---------      ---------        ---------
      Net cash provided by (used for) investing activities ......      32,065       (100,273)         119,163
                                                                    ---------      ---------        ---------
Financing Activities
    Net increase (decrease) in short-term borrowings ............     (38,541)       (28,740)          14,481
    Net increase in long-term borrowings from subsidiaries ......          --             --          104,155
    Net increase (decrease) in short-term borrowings from
     subsidiaries ...............................................     (11,459)         4,397            7,741
    Proceeds from interest rate swap termination ................      15,260             --               --
    Principal payments on long-term debt ........................          --             --          (60,000)
    Proceeds from the issuance of long-term debt ................          --             --           99,615
    Redemption of Preferred Stock ...............................          --             --         (150,000)
    Cash dividends paid .........................................     (94,814)      (138,414)         (95,765)
    Other, net ..................................................        (324)            --               --
                                                                    ---------      ---------        ---------
      Net cash used for financing activities ....................    (129,878)      (162,757)         (79,773)
                                                                    ---------      ---------        ---------
Increase (decrease) in cash and cash equivalents /2/.............      78,834       (171,615)         170,404
Cash and cash equivalents at January 1 ..........................     161,334        332,949          162,545
                                                                    ---------      ---------        ---------
Cash and cash equivalents at December 31 ........................   $ 240,168      $ 161,334        $ 332,949
                                                                    =========      =========        =========

----------
/1/ Includes purchases and maturities of short-term Federal Agency discount notes which were utilized by the parent company for liquidity management purposes.

/2/ Cash and cash equivalents include those amounts under the captions "Cash" and "Interest bearing deposits in other banks" on the condensed statements of condition.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

20.  Subsequent Events: Fraudulent FX Trading Activities and Organizational
     Changes

Fraudulent FX Trading
---------------------

     On February 6, 2002, Allfirst announced that AIB was undertaking a full investigation into the Fraudulent Activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the Fraudulent Activities were disclosed by Allfirst in an earnings release dated February 20, 2002. Such losses were $691.2 million pretax ($449.3 million after tax) and related to years from 1997 to 2002. As of February 20, 2002, all open FX trading positions were either closed or hedged and no further significant income statement exposure is expected.

     The Fraud Losses resulted from two types of transactions that appeared to offset realized losses on authentic FX spot and forward transactions at Allfirst Bank. The first type consisted of the recording of fictitious FX Option Assets. Assets were recorded through a series of fictitious transactions that effectively recognized a FX Option Asset with an offsetting credit to FX trading income. These fictitious options also tended to give the appearance that the real FX spot and forward positions were hedged. The second type consisted of actual FX Option Liabilities that were initially recorded as liabilities and then, through a series of fictitious transactions, effectively were recognized as closed transactions. The closing of these transactions through a reduction of the FX Option Liability resulted in unrecorded liabilities with an offsetting credit to FX trading income.

     The results of the investigation (the "Ludwig Report") were reported to the AIB and Allfirst Boards of Directors on March 12, 2002 and released to the public on March 14, 2002. The Ludwig Report confirmed the losses disclosed on February 20, 2002. The main findings of the Ludwig Report included:

     . The fraud was carefully planned and meticulously implemented by one foreign currency trader (the "Trader"), extended over a lengthy period of time, and involved falsification of key bank records and documents.

     . The Trader circumvented controls that were intended to prevent any such fraud by manipulating the weak control environment in Allfirst's treasury. The treasurer and the Trader's direct supervisor failed to monitor his trading.

     . At both the AIB Group and Allfirst levels, the Asset & Liability Management Committees, risk managers, senior management and Allfirst internal auditors all did not appreciate the risks associated with the Trader's hedge-fund style of FX trading.

     . Allfirst and AIB senior management heavily relied upon the Treasurer, given the treasurer's extensive experience with treasury functions and FX in particular.

     As a result of the investigation, the AIB and Allfirst Boards announced a number of actions to address the issues raised by the Fraudulent Activities. These actions included:

     . Recognition of primary responsibility for the losses with the Trader, who had already been dismissed for the Fraudulent Activities that he perpetrated against Allfirst.

     . Recognition that Allfirst Treasury and Internal Audit failed to detect the situation over a long period. To address this failure, the Boards decided to dismiss the six individuals who were directly responsible for oversight of the Trader's activities, or should have been aware of them.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

Organizational Changes
----------------------

     . The Board of AIB Group has announced the appointment of Eugene Sheehy as Chief Executive Officer of AIB USA Division and Executive Chairman Designate of Allfirst Financial Inc. and Allfirst Bank. Mr. Sheehy was formerly Managing Director AIB Bank Republic of Ireland. He will replace Frank Bramble, whose retirement was agreed to in January 2002. Mr. Bramble's retirement will be effective June 1, 2002.

     . The AIB Board has decided on a rapid acceleration of an organizational strategy which commenced last year involving greater focus on customer relationships by front line business units across the AIB Group together with a simpler, more streamlined, integrated AIB Group support structure. In addition, measures are being taken to strengthen controls across the Group, consistent with the findings and recommendations of the report.

21.  Restatement of Prior Years' Financial Statements

     As a result of the Fraudulent Activities as described in note 20, Allfirst has restated the financial statements for 2000 and 1999 attached hereto. Amounts affected are presented on the following table.

                                  At Year ended December 31, 2000:            At Year ended December 31, 1999:
                                  --------------------------------            --------------------------------
                               As                                       As
                           Previously                                Previously
                            Reported     Restatement       As         Reported      Restatement        As
Line Item:                   in 10-K     Adjustments    Restated       in 10-K      Adjustments     Restated
                           -----------   -----------   -----------   -----------    ------------   ----------
                                                           (in thousands)
Statement of Condition:
-----------------------
Other assets               $ 1,233,033    $(424,124)   $   808,909       593,964      (89,775)        504,189
Other liabilities            1,117,127     (228,620)       888,507       702,150      (31,421)        670,729
Retained earnings            1,298,827     (195,504)     1,103,323     1,252,646      (58,354)      1,194,292
Total assets                18,407,912     (424,124)    17,983,788    17,507,250      (89,775)     17,417,475

Statement of Income:
--------------------
Trading income (losses)         18,609     (211,001)      (192,392)       12,009      (48,213)        (36,204)
Total noninterest income       348,050     (211,001)       137,049       310,027      (48,213)        261,814
Income before taxes            279,765     (211,001)        68,764       279,487      (48,213)        231,274
Income taxes (benefit)          94,921      (73,850)        21,071       101,410      (16,874)         84,536
Net income (loss)              184,844     (137,151)        47,693       178,077      (31,339)        146,738

     The retained earnings adjustment for the years ended December 31, 2000 and 1999 includes the cumulative effect of restatements attributable to years 1998 and 1997 of $27.0 million.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

22.  Related Party Transactions

     The Corporation has granted loans to certain of its executive officers, directors, principal holders of equity securities, and their associates (defined generally, as general partners of noncorporate entities, beneficial owners of at least 10% of equity securities of Allfirst commercial customers, and members of their immediate families). Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $65.7 million, $64.1 million and $64.6 million, respectively, at December 31, 2001, 2000 and 1999.

     Allfirst engages in various activities with AIB including providing support services for AIB's New York branch. These support services include audit, loan review, tax compliance, telecommunications and commercial loan system support. Allfirst is compensated for these services using arms length terms. In addition to providing support services to AIB, Allfirst engaged in derivative transactions with AIB as follows:

                                  2001               2000                1999
                           ----------------   ------------------   ----------------
                           Notional    Fair   Notional    Fair     Notional    Fair
                             Value    Value    Value      Value     Value     Value
                           --------   -----   --------   -------   --------   -----
                                                  (in thousands)
Interest rate swaps ......  $ 6,805     625   $  6,952   $   442   $     --   $  --
Interest floors written ..       --      --    500,000        --    500,000     (17)
FX Forwards ..............   65,918     887     28,722   $(1,396)    25,721     909

     AIB provides services to Allfirst related to certain credit risk functions and investment banking. AIB is compensated for the services that it provides.

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

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, internal auditors and independent accountants, and reviews audit plans and results as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal controls. PricewaterhouseCoopers LLP, independent accountants, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

      Management assessed its internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believed that Allfirst maintained an effective internal control structure over financial reporting as of December 31, 2001.

     On February 6, 2002, Allfirst announced that AIB was undertaking a full investigation into fraudulent proprietary foreign exchange trading activities ("Fraudulent Activities") at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the Fraudulent Activities ("Fraud Losses") were disclosed by Allfirst in an earnings release dated February 20, 2002. The Fraud Losses were $691.2 million pretax ($449.3 million after tax) and related to years 1997 - 2002.

     The results of the investigation (the "Ludwig Report") were reported to the AIB and Allfirst Boards of Directors on March 12, 2002 and released to the public on March 14, 2002. The Ludwig Report indicated that the internal control environment over proprietary foreign exchange trading activities ("FX Trading") was deficient in several respects. The primary control deficiencies included the failure of the treasury operations unit to confirm certain types of trades, and a lack of effective treasury management oversight of trading activity. In addition, deficiencies in the treasury risk control process and the independent risk assessment processes, primarily the internal audit function, failed to expose the primary control deficiencies.

     Based on the findings in the Ludwig Report, management concluded that the conditions within FX Trading represented a material weakness and, accordingly, precluded management from relying on the internal controls over FX Trading at December 31, 2001. Therefore, Allfirst performed additional procedures in order to assure that FX trading activities were properly recorded within the financial statements as of December 31, 2001. Based on the results of these additional procedures, management believes that the financial statement results of FX Trading are fairly presented at and for the year ended December 31, 2001.

     In addition, management performed additional procedures throughout Allfirst in order to provide additional assurance that there were no material deficiencies in the internal control structure over financial reporting evident elsewhere in the company. These additional procedures were incorporated into management's reassessment of its internal control structure over financial reporting as of December 31, 2001. This reassessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this reassessment, management believes that, except for the effect of the material weakness described in the Ludwig Report, Allfirst maintained an effective internal control structure over financial reporting as of December 31, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder
Allfirst Financial Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Allfirst Financial Inc. and its subsidiaries ("Allfirst") at December 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Allfirst's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a0 reasonable basis for our opinion.

As discussed in notes 20 and 21, Allfirst has restated the Consolidated Financial Statements for 2000 and 1999.

PricewaterhouseCoopers LLP

Baltimore, Maryland
March 11, 2002, except for notes 20 and 21, which are as of March 14, 2002

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

                                    PART III

Item 10. Executive Officers of the Registrant

     The following table presents information concerning the executive officers who are members of the Executive Management Committee of Allfirst as of December 31, 2001. Unless otherwise noted, each was elected at the April 17, 2001 annual organizational meeting of the Board of Directors to serve until the 2002 annual organizational meeting of the Board of Directors, and each executive officer has been employed by Allfirst or one of its subsidiaries for the past five years.

                                                                                                    Year
                   Name                            Positions Held                           Age   Elected
                   ----                            --------------                           ---   -------
Frank P. Bramble/3/..................   Chairman of the Board of Allfirst and Allfirst       53    1994
                                        Bank
Susan C. Keating.....................   President and Chief Executive Officer of             51    1996
                                        Allfirst and Allfirst Bank
Harry E. Berry.......................   Executive Vice President of Allfirst and Allfirst    56    1994
                                        Bank
Bernard M. Cregg/1/..................   Executive Vice President of Allfirst and Allfirst    46    1998
                                        Bank
Maurice J. Crowley/1/................   Executive  Vice President and Chief Financial        44    2001
                                        Officer of Allfirst and Allfirst Bank
David M. Cronin/2/...................   Executive Vice President of Allfirst and Allfirst    52    1989
                                        Bank
Debra L. (Taylor) Foss/1/............   Executive Vice President of Allfirst and Allfirst    49    2000
                                        Bank
Rick A. Gold/1/......................   Executive Vice President of Allfirst and Allfirst    52    1999
                                        Bank
Neel Johnson/1/......................   Executive Vice President of Allfirst and Allfirst    53    2001
                                        Bank
Brian L. King........................   Executive Vice President of Allfirst and Allfirst    56    1996
                                        Bank
Daniel J. Ripienski..................   Executive Vice President and Chief Credit            50    1999
                                        Officer of Allfirst and Allfirst Bank
Mary Ann Scully......................   Executive Vice President of Allfirst and Allfirst    50    1999
                                        Bank

--------------
/1/ Prior to joining Allfirst in January, 1997, Mr. Cregg was Head of Group Human Resources and Strategic Technology of Allied Irish Banks, p.l.c., director of AIB European Investment Ltd. and a member of the Bank Council of Wielkopolski Bank Kredytowy SA. Maurice Crowley was appointed Chief Financial Officer of Allfirst in February 2001. Prior to joining Allfirst, Mr. Crowley was Head of Group Investor Relations of Allied Irish Banks, p.l.c. Prior to joining Allfirst in February 2000, Ms. Foss was Senior Vice President, Human Resources and Development for Fortis Financial Group. She had previously served as Senior Vice President, Human Resources, for First Bank System and MNC Financial, Inc. Prior to joining the Corporation in July 1997, Mr. Gold was an Executive Vice President and head of the Trust Division of Dauphin Deposit Corporation. Prior to joining Allfirst in June 2001, Mr. Johnson was Executive Vice President for Sales and Marketing for the Morris Group, a marketing consulting firm. He had previously served as Senior Vice President of Private Financial Services for U.S. Bank. p.l.c.
/2/ Mr. Cronin's employment with Allfirst and Allfirst Bank was terminated as of March 14, 2002.
/3/ Mr. Bramble will retire from Allfirst and Allfirst Bank effective June 1, 2002.

     The information required by Items 10-13 of this report relating to directors, executive compensation, ownership of Allfirst's securities, and certain relationships and transactions is incorporated herein by reference to the sections headed "Election of Directors" and "Compensation of Executive Officers" contained in Allfirst's definitive Information Statement, to be filed on or about April 2, 2002 pursuant to Regulation 14C under the Securities Exchange Act of 1934; provided that the subsection headed "Report of Management and Compensation Committee" is not incorporated herein by reference or otherwise.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: See Item 8.

         2. Financial Statement Schedules: None.

         3. Exhibits:

          (3.1)(i) Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Allfirst on October 1, 1999).

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

          (10.19) Allfirst Financial Inc. 1999 Stock Option Plan (incorporated herein by reference to Exhibits 99.1 and 99.2 to Registration Statement on Form S-8, Registration No. 333-12970)

             (21)   Subsidiaries of the Registrant

             (23)   Consent of PricewaterhouseCoopers LLP

             (24)   Power of Attorney

                        ----------
               ** Incorporated by reference to Allfirst's Registration Statement on Form S-1, Registration No. 33-46277, filed with the Commission on March 13, 1992.

               *** Incorporated by reference to Allfirst's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 22, 1996.

     (b)  Reports on Form 8-K

              (1)   Allfirst Financial Inc., dated and filed February 20, 2002

              (2)   Allfirst Financial Inc., dated and filed March 15, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Allfirst Financial Inc.

                                              By   /s/Susan C.Keating
                                              ----------------------------------

                                                  (Susan C. Keating, President
                                                   and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:


  /s/ Susan C. Keating             President and                  April 1, 2002
  ------------------------------   Chief Executive Officer
      (Susan C. Keating)


PRINCIPAL FINANCIAL OFFICER:


  /s/ Maurice J. Crowley           Executive Vice President       April 1, 2002
  ------------------------------   and Chief Financial Officer
      (Maurice J. Crowley)


PRINCIPAL ACCOUNTING OFFICER:


  /s/ Robert L. Carpenter, Jr.     Executive Vice President       April 1, 2002
  ------------------------------   and Controller
      (Robert L. Carpenter, Jr.)


MAJORITY OF THE BOARD OF DIRECTORS:

Sherry F. Bellamy, James T. Brady, Frank P. Bramble, Michael D. Buckley, Jeremiah E. Casey, Edward A. Crooke, John F. Dealy, Frank A. Gunther, Jr., Margaret M. Heckler, Susan C. Keating, Gary Kennedy, William T. Kirchhoff, Andrew Maier II, Thomas P. Mulcahy, Morton I. Rapoport, and Michael J. Sullivan.


By   /s/ Maurice J. Crowley        Attorney-in-Fact               April 1, 2002
     ---------------------------
     (Maurice J. Crowley)