Form 10-Q
period 2002-03-31
ALLFIRST FINANCIAL INC
filed 2002-05-15
CIK 36510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1–7273

Allfirst Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-0981378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Allfirst Building 25 South Charles Street Baltimore, Maryland	21201
(Address of principal executive offices)	(zip code)

410–244–4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

All 597,763 outstanding shares of Common Stock of the registrant are owned by Allied Irish Banks, p.l.c., an Irish banking corporation.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

Item 1.    Financial Statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001 As Restated
	(in thousands)
Interest Income
Interest and fees on loans and leases	$150,408	$204,704
Interest and dividends on investment securities:
Taxable interest	43,690	55,745
Tax-exempt interest	6,301	6,076
Dividends	5,834	5,081
Interest on loans held for sale	995	680
Other interest income	3,103	458

Total interest and dividend income	210,331	272,744

Interest Expense
Interest on deposits	54,172	103,671
Interest on Federal funds purchased and other short-term borrowings	8,929	26,124
Interest on long-term debt	13,336	17,016

Total interest expense	76,437	146,811

Net Interest Income	133,894	125,933
Provision for loan and lease losses	9,328	7,750

Net Interest Income After Provision for Loan and Lease Losses	124,566	118,183

Noninterest Income
Service charges on deposit accounts	30,138	25,516
Trust and investment advisory fees	21,937	22,401
Electronic banking income	7,980	7,158
Mortgage banking income	5,933	4,791
FX Losses	(16,988)	(38,744)
Trading income – other	2,019	3,060
Consulting income	12,309	—
Other income	21,873	20,887
Securities gains, net	3,146	234

Total noninterest income	88,347	45,303

Noninterest Expense
Salaries and other personnel costs	88,813	76,313
Equipment costs	12,799	11,397
Occupancy costs	9,662	9,405
Postage and communications	5,129	4,513
Advertising and public relations	4,306	2,295
FX Related Charge	10,000	—
Other operating expenses	28,066	20,411
Intangible assets amortization expense	1,645	11,414

Total noninterest expenses	160,420	135,748

Income Before Income Taxes	52,493	27,738
Income tax expense	14,567	8,968

Net Income	37,926	18,770
Dividends on preferred stock	101	101

Net Income to Common Stockholders	$37,825	$18,669

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Assets
Cash and due from banks	$735,524	$1,286,131
Interest bearing deposits in other banks	3,811	4,869
Trading account securities	1,631	41,676
Federal funds sold and securities purchased under resale agreements	1,132,000	922,675
Investment securities available for sale	3,599,589	4,101,133
Loans held for sale	63,477	38,186
Loans, net of unearned income of $173,891 in 2002 and $185,601 in 2001, respectively:
Commercial	3,958,477	3,930,556
Commercial real estate	2,420,088	2,395,841
Residential mortgage	423,041	472,082
Direct retail	2,451,636	2,420,376
Indirect retail	355,291	418,469
Commercial leases receivable	671,263	679,554
Indirect retail leases receivable	210,953	235,890
Foreign	201,886	201,103

Total loans, net of unearned income	10,692,635	10,753,871
Allowance for loan and lease losses	(156,039)	(152,539)

Loans, net	10,536,596	10,601,332

Premises and equipment	243,530	244,607
Due from customers on acceptances	2,441	3,274
Intangible assets	19,160	21,046
Goodwill	770,092	770,092
Other assets	829,625	782,910

Total assets	$17,937,476	$18,817,931

Liabilities and Stockholders’ Equity
Domestic deposits:
Noninterest bearing deposits	$3,014,802	$3,848,733
Interest bearing deposits	6,796,401	6,993,744

Total core deposits	9,811,203	10,842,477
Large denomination time deposits	2,225,642	1,922,324
Interest bearing deposits in foreign banking office	110,779	305,490

Total deposits	12,147,624	13,070,291
Federal funds purchased and securities sold under repurchase agreements	1,349,648	1,126,302
Other borrowed funds, short-term	970,708	566,904
Bank acceptances outstanding	2,441	3,274
Other liabilities	561,193	1,376,571
Long-term debt	1,209,669	1,010,116

Total liabilities	16,241,283	17,153,458

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation preference per share: authorized and issued 90,000 shares	8,928	8,858
Minority interest	111	113
Stockholders’ equity:
Common Stock, no par value; authorized 1,200,000 shares, issued 597,763 shares	85,395	85,395
Capital surplus	582,816	582,816
Retained earnings	1,009,629	971,874
Accumulated other comprehensive income	9,314	15,417

Total stockholders’ equity	1,687,154	1,655,502

Total liabilities, redeemable preferred stock, minority interest and stockholders’ equity	$17,937,476	$18,817,931

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Other Compre-hensive Income (Loss)	Retained Earnings	Total
	(in thousands)
Three Months Ended March 31, 2001 As Restated
Balance, December 31, 2000 As Restated	$—	$85,395	$582,816	$(14,932)	$1,103,323	$1,756,602
Net income	—	—	—	—	18,770	18,770
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	—	(505)	—	(505)
Change in unrealized gains/losses on investment securities, net of reclassification adjustment (1)	—	—	—	19,298	—	19,298

Other comprehensive income						18,793

Comprehensive income	—	—	—	—	—	37,563

Accretion of redeemable preferred stock	—	—	—	—	(66)	(66)
Dividends declared on common stock	—	—	—	—	(46,400)	(46,400)
Dividends declared on redeemable preferred stock	—	—	—	—	(101)	(101)

Balance, March 31, 2001 As Restated	$—	$85,395	$582,816	$3,861	$1,075,526	$1,747,598

Three Months Ended March 31, 2002
Balance, December 31, 2001	$—	$85,395	$582,816	$15,417	$971,874	$1,655,502
Net income	—	—	—	—	37,926	37,926
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	—	228	—	228
Change in unrealized gains/losses on investment securities, net of reclassification adjustment (1)	—	—	—	(6,331)	—	(6,331)

Other comprehensive income						(6,103)

Comprehensive income	—	—	—	—	—	31,823

Accretion of redeemable preferred stock	—	—	—	—	(70)	(70)
Dividends declared on common stock	—	—	—	—	—	—
Dividends declared on redeemable preferred stock	—	—	—	—	(101)	(101)

Balance, March 31, 2002	$—	$85,395	$582,816	$9,314	$1,009,629	$1,687,154

(1)    Disclosure of reclassification amount:

	Three Months Ended March 31,
	2002	2001
Net unrealized holding gains (losses) on investment securities arising during period	$(4,428)	$19,493
Less: reclassification adjustment for realized gains included in net income	1,903	195

Change in unrealized gains/losses on investment securities, net of tax	$(6,331)	$19,298

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001 As Restated
	(in thousands)
Operating Activities
Net income	$37,926	$18,770
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan and lease losses	9,328	7,750
Provision for other real estate losses	(1)	150
Amortization of intangibles	1,645	11,414
Depreciation and amortization	10,228	7,817
Deferred income tax expense	2,675	3,868
Net gain on the sale of assets	(3,979)	(203)
Net (increase) decrease in loans held for sale	(25,291)	26,796
Net decrease (increase) in trading account securities	40,045	(2,980)
Net decrease in accrued interest receivable	2,917	9,916
Net decrease in accrued interest payable	(5,383)	(15,233)
Net (decrease) increase in derivative and FX net liabilities	(536,589)	171,496
Net decrease in accrued taxes receivable	66,661	29,578
Other, net	(34)	(11,234)

Net cash (used for) provided by operating activities	(399,852)	257,905

Investing Activities
Proceeds from sales of investment securities available for sale	1,303,695	88,870
Proceeds from paydowns and maturities of investment securities available for sale	417,556	241,510
Purchases of investment securities available for sale	(1,617,168)	(565,050)
Net increase in short–term investments	(209,325)	(171,880)
Proceeds from the sale of loans	30,126	—
Net repayments from lending activities of banking subsidiaries	27,124	364,226
Principal collected on loans of nonbank subsidiaries	3,109	3,001
Loans originated by nonbank subsidiaries	(6,793)	(3,901)
Principal payments received under leases	1,529	1,124
Purchases of assets to be leased	(505)	(696)
Proceeds from the sale of other real estate and other assets owned	1,643	2,077
Purchases of premises and equipment	(8,519)	(17,231)
Proceeds from the sale of premises and equipment	393	202
Other, net	944	(27,726)

Net cash used for investing activities	(56,191)	(85,474)

Financing Activities
Net decrease in deposits	(922,667)	(569,917)
Net increase in short–term borrowings	527,148	397,772
Proceeds from short-term parent funding	100,000	—
Proceeds from long-term parent funding	200,000	—
Redemption of Preferred Stock	(2)	—
Cash dividends paid	(101)	(46,501)

Net cash used for financing activities	(95,622)	(218,646)

Decrease in cash and cash equivalents	(551,665)	(46,215)
Cash and cash equivalents at January 1,	1,291,000	935,242

Cash and cash equivalents at March 31,	$739,335	$889,027

Supplemental Disclosures
Interest payments	$81,820	$162,043
Income tax refunds	(46,160)	(6,375)
Noncash Investing And Financing Activities
Loan chargeoffs	8,043	10,997
Transfers to other real estate and other assets owned	1,008	2,473

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EXPLANATORY STATEMENT

On February 6, 2002, Allfirst Financial Inc. and subsidiaries (“Allfirst”) announced that its parent, Allied Irish Banks, p.l.c. (“AIB”), was undertaking a full investigation into fraudulent foreign exchange trading activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the fraudulent activities were disclosed by Allfirst in an earnings release dated February 20, 2002. Such losses were $17.2 million pretax ($11.2 million after tax) for the first quarter of 2002 and $41.8 million pretax ($27.2 million after tax) for the prior year period.The financial statements and notes thereto for the first quarter of 2001 are restated to reflect the effects of the fraudulent proprietary foreign exchange trading activities. The fraudulent trading activities and the resulting losses are referred to from time to time in this report as the “Fraudulent Activities” and the “Fraud Losses”, respectively, and proprietary foreign exchange trading losses are referred to as “FX Losses”. FX Losses include both authentic and fraudulent trading activity. For additional information on the Fraudulent Activities and the Fraud Losses, refer to the 2001 Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 1, 2002.

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and subsidiaries (“Allfirst”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst’s 2001 Annual Report on Form 10-K.

2.	Recent Accounting Pronouncements

SFAS No. 142 – “Goodwill and Other Intangible Assets”

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement supercedes APB Opinion No. 17, “Intangible Assets”, but carries forward without reconsideration the provisions in Opinion 17 related to internally developed intangible assets.

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

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Recent Accounting Pronouncements (continued)

The provisions of this Statement are effective with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this Statement. Allfirst adopted the provisions of this Statement on January 1, 2002. Application of the nonamortization provision of this Standard is expected to reduce noninterest expense by approximately $40 million in 2002 as compared to 2001. For the quarter ended March 31, 2002, there was no goodwill amortization expense as compared to $9.4 million of goodwill amortization expense for the prior year period. As part of the implementation of SFAS No. 142, a transitional impairment test is required to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002. Any impairment loss as a result of this test is to be reported as a change in accounting principle. Allfirst currently does not have any other indefinite lived intangible assets on its balance sheet. As of March 31, 2002, Allfirst has not completed the impairment analysis, but does not expect to record a transitional impairment charge in 2002. The net carrying amount of goodwill of $770.1 million was unchanged from December 31, 2001. The future impact of this statement could result in income statement volatility due to the potential recognition of impairment losses for goodwill, as opposed to the reduction of goodwill through recurring amortization. See note 5 for additional information on intangible assets.

The following table provides a comparison between the first quarter of 2002 and the prior year period after excluding the goodwill amortization.

	For the Three Months Ended March 31,
	2002	2001
	(in thousands)
Reported net income	$37,926	$18,770
Add back: Goodwill amortization	—	9,377
Adjusted net income	$37,926	$28,147

3.	Investment Securities

The amortized cost and fair value of available for sale securities at March 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and U.S. Government agencies	$122,594	$706	$(540)	$122,760
Mortgage–backed obligations	1,549,691	16,336	(421)	1,565,606
Collateralized mortgage obligations	605,928	8,008	(570)	613,366
Asset-backed securities	133,524	5,065	(882)	137,707
Obligations of states and political subdivisions	778,936	12,651	(4,725)	786,862
Other debt securities	79,062	150	—	79,212
Equity securities	313,161	300	(19,385)	294,076

Total	$3,582,896	$43,216	$(26,523)	$3,599,589

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Line of Business Reporting

Allfirst has determined that its major lines of business are those that are based on Allfirst’s method of internal reporting, which separates its business on the basis of products and services. Allfirst’s reportable business lines are Regional Banking, Capital Markets, Asset Management, and Treasury. Regional Banking provides loans, deposits, letters of credit, derivative financial instruments, cash management products and services, mutual funds and credit life insurance to consumers, small businesses, and middle market corporate customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange (“FX”) and cash management products and services to large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK® Funds, a family of proprietary mutual funds. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes residential mortgage lending which was formerly included in Capital Markets and indirect lending which was formerly included in Regional Banking. The activities in both of these businesses were curtailed prior to 2001. FX Losses, including the Fraud Losses, are included as a component of Other. Several smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

Allfirst’s internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit’s assets and liabilities are match-funded with interest rate risk centrally managed within Treasury. Loan loss provisions and the allowance for loan and lease losses are allocated based on a process that incorporates the loan’s risk rating and current economic trends for commercial loans and leases and historical loss experience adjusted for current conditions for retail loans and residential mortgages.

The results for the first quarter of 2002 and 2001 are presented on a shareholder value based management (“SVBM”) basis. SVBM is a financial performance measure that allows management to: (1) manage capital more efficiently; (2) reduce earnings volatility and enhance shareholder value; (3) compare businesses with different risk characteristics on a like-for-like basis; and (4) systematically address the risks inherent in Allfirst businesses.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Line	of Business Reporting (continued)

The following tables present operating information about each of Allfirst’s business lines for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31, 2002
	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total

(in thousands)
Net interest income (loss)(1)	$93,455	$36,887	$1,709	$14,456	$(8,794)	$137,713
Noninterest income	36,508	23,964	23,209	327	18,181	102,189
FX Losses(2)	—	—	—	—	(16,988)	(16,988)
Securities gains, net	—	(333)	—	3,479	—	3,146

Total revenues	129,963	60,518	24,918	18,262	(7,601)	226,060
Noninterest expenses, excluding intangible asset amortization	79,552	29,594	17,105	2,017	30,507	158,775
Intangible asset amortization	208	—	177	—	1,260	1,645
Provision for loan and lease losses	5,340	4,387	29	—	(428)	9,328

Income (loss) before income taxes	44,863	26,537	7,607	16,245	(38,940)	56,312
Income tax expense (benefit)(1)	17,047	7,715	2,805	5,457	(14,638)	18,386

Net income (loss)	$27,816	$18,822	$4,802	$10,788	$(24,302)	$37,926

(in millions)
Average identifiable assets	$5,675	$4,970	$57	$4,386	$2,851	$17,939
Average loans	5,384	4,169	33	—	1,081	10,667
Average deposits	8,356	1,242	89	2,508	84	12,279

	Three Months Ended March 31, 2001 (As Restated)
	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total
(in thousands)
Net interest income (loss)(1)	$95,037	$31,358	$1,354	$2,719	$(143)	$130,325
Noninterest income	32,468	23,610	22,912	375	4,448	83,813
FX Losses(2)	—	—	—	—	(38,744)	(38,744)
Securities gains, net	—	—	—	197	37	234

Total revenues	127,505	54,968	24,266	3,291	(34,402)	175,628
Noninterest expenses, excluding intangible asset amortization	73,586	26,038	13,713	1,997	9,000	124,334
Intangible asset amortization	208	—	274	—	10,932	11,414
Provision for loan and lease losses	5,046	3,633	16	—	(945)	7,750

Income (loss) before income taxes	48,665	25,297	10,263	1,294	(53,389)	32,130
Income tax expense (benefit)(1)	18,492	7,924	3,766	45	(16,867)	13,360

Net income (loss)	$30,173	$17,373	$6,497	$1,249	$(36,522)	$18,770

(in millions)
Average assets	$5,468	$4,451	$34	$4,544	$3,017	$17,514
Average loans	5,186	3,805	12	—	1,668	10,671
Average deposits	8,262	1,066	63	2,548	87	12,026

(1)	Includes tax-equivalent adjustment for tax-exempt interest income.
(2)	The term “FX Losses” means all FX trading losses both authentic and Fraud Losses.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(Unaudited)
5.	Intangible Assets

The net carrying amount of amortized and unamortized intangible assets, excluding goodwill, at March 31, 2002, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Amortized intangible assets
Premium on deposits	$78,292	$60,289	$18,003
Employment contracts	4,245	4,068	177
Unamortized intangible assets

Retirement plan liability	980	—	980

Total intangible assets, excluding goodwill	$83,517	$64,357	$19,160

6.	Restatement of First Quarter 2001 Financial Statements

As a result of the Fraudulent Activities described in the Explanatory Statement, Allfirst has restated the financial statements for the first quarter of 2001. Amounts affected are presented on the following table.

	At and For The Three Months Ended March 31, 2001:
	As Previously Reported in 10-Q	Restatement Adjustments		As Restated
	(in thousands)
Statement of Condition:
Other assets	$1,830,422	$(326,944	)(a)	$1,503,478
Other liabilities	1,400,728	(104,249	)(b)	1,296,479
Retained earnings	1,298,221	(222,695	)(c)	1,075,526
Total assets	18,550,878	(326,944)		18,223,934

Statement of Income:
Trading income (losses)	6,148	(41,832	)(d)	(35,684)
Total noninterest income	87,135	(41,832)		45,303
Income before taxes	69,570	(41,832)		27,738
Income taxes	23,609	(14,641	)(e)	8,968
Net income	45,961	(27,191	)(e)	18,770

(a)	Other assets reduced as a result of the deletion of fictitious FX Option Assets, an overstatement of Due from Brokers – FX Options and by the restatement of income taxes receivable.
(b)	Other liabilities reduced as a result of an overstatement of Due to Brokers – FX Options and by the restatement of income taxes payable.
(c)
Retained earnings reduced as a result of restatements to the Income Statement for current and prior periods resulting from the Fraud Losses. This adjustment consists of both the first quarter 2001 income statement effect of $(27.2) million and the cumulative effect of restatements attributable to years 1997-2000 of $(195.5) million.

(d)
Trading income reduced due to the overstatement of income resulting from the fictitious FX Option Assets. This line item also includes both FX Losses and Trading Income —Other within the current 10-Q presentation.

(e)	Income taxes and net income reduced due to the overstatement of income as a result of the Fraud Losses. The restatement adjustments were tax effected at a rate of 35.0%.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain information included in this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms. Actual results may differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: global, national and regional economic conditions; levels of market interest rates; credit or other risks of lending and investment activities; changes in accounting rules and policies; legal and regulatory proceedings; competitive and regulatory factors; and technological change.

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

Allfirst reported net income to common stockholders for the three months ended March 31, 2002 of $37.8 million, compared to restated net income to common stockholders of $18.7 million for the three months ended March 31, 2001. Net income to common stockholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholder’s equity were 0.86% and 9.03%, respectively, for the three months ended March 31, 2002 compared to 0.43% and 4.31% for the three months ended March 31, 2001.

Both periods include the effect of the previously announced Fraudulent Activities that were more fully disclosed in Allfirst’s 2001 Annual Report on Form 10-K filed on April 1, 2002. In addition, Allfirst recorded a $10.0 million pretax charge (the “FX Related Charge”) during the first quarter of 2002 to cover the costs associated with the special investigation into the Fraudulent Activities as well as other incremental direct costs associated with the Fraudulent Activities.

Allfirst’s results for the three months ended March 31, 2002 include Community Counselling Services, Inc., (CCS), which was acquired in May 2001. CCS is the largest consulting firm to the Not-for-Profit (NFP) sector worldwide. For comparative purposes, CCS revenue and expenses, as well as the FX Losses, the FX Related Charge, and goodwill amortization, have been excluded from the performance commentary below.

Allfirst’s adjusted total revenues grew by 8% in the first quarter of 2002 compared to 2001. Net interest income showed a 6% improvement over the same quarter last year bolstered by higher loan product margins and the favorable impact of the lower interest rate environment. The net interest margin increased to 3.60%, up 10 basis points from the first quarter of 2001. Revenue growth was also supported by an 11% increase in noninterest income, driven by an 18% increase in deposit service charges and 11% rise in electronic banking fees. The favorable interest rate environment contributed to a 24% increase in mortgage banking income. Noninterest expenses increased by 12% in the first quarter of 2002 compared to 2001. Higher pension and healthcare costs represented 4% of the overall growth in noninterest expense compared to the same quarter last year.

Nonperforming assets at March 31, 2002 were $92.7 million, or 0.87% of loans, other real estate and other assets owned, a $4.0 million increase from the December 31, 2001 level of $88.7 million, or 0.82% of loans, other real estate and other assets owned. The allowance for loan and lease losses at March 31, 2002 of $156.0 million increased by $3.5 million over the December 31, 2001 level and represented 192% of nonperforming loans and 1.46% of period end loans. Asset quality is discussed in more detail on page 20.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Net interest income is the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. When net interest income is presented on a tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average earning assets. The net interest income that is presented on page 14 is on a tax-equivalent basis. Net interest income as presented in the Consolidated Statements of Income on page 3 is on a non tax-equivalent basis.

Net interest income on a tax-equivalent basis for the three months ended March 31, 2002 was $137.7 million, an increase of $7.4 million when compared to net interest income of $130.3 million for the first three months of 2001. The net interest margin was 3.60% for the first quarter of 2002, up ten basis points from the same period last year. The growth in net interest income and net interest margin is attributable to a continuing favorable interest rate environment, combined with the effects of replacing lower margin runoff portfolio loans with higher margin loans. Loan product margins, which represent the difference between the interest yield on loans and the cost of funding loans under the Allfirst internal funds transfer pricing system, increased from first quarter 2001 levels with commercial loans up 29 basis points and direct retail loans up 24 basis points.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides additional information on Allfirst’s average balances, interest yields and rates, and net interest margin for the three months ended March 31, 2002 and 2001.

Average Balances, Interest Yields and Rates and Net Interest Margin
(Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2002			March 31, 2001 As Restated
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
	(dollars in millions)
ASSETS
Earning assets:
Trading account securities	$13.2	$0.1	2.08%	$9.0	$0.1	5.29%
Money market investments	719.3	3.1	1.72	24.5	0.3	5.62
Investment securities (2):
Taxable	3,232.2	43.7	5.48	3,595.7	55.8	6.29
Tax exempt	474.9	9.3	7.98	462.9	9.3	8.19
Equity investments	327.6	6.0	7.39	287.8	5.2	7.38

Total investment securities	4,034.7	59.0	5.93	4,346.4	70.3	6.56

Loans held for sale	65.2	1.0	6.19	41.1	0.7	6.71
Loans (net of unearned income) (3):
Commercial	3,882.8	45.1	4.71	3,684.4	70.4	7.75
Commercial real estate	2,409.4	33.9	5.70	2,337.4	46.7	8.10
Residential mortgage	453.4	8.1	7.30	630.8	12.0	7.73
Direct retail	2,435.2	43.4	7.23	2,144.9	45.8	8.66
Indirect retail	386.3	7.3	7.65	679.4	12.8	7.64
Commercial leases receivable	674.0	7.0	4.23	659.0	7.7	4.76
Retail leases receivable	224.0	4.1	7.42	338.1	6.1	7.32
Foreign	201.9	2.1	4.13	196.8	4.2	8.61

Total loans	10,667.0	151.0	5.74	10,670.8	205.7	7.82

Total earning assets	15,499.4	214.2	5.60	15,091.8	277.1	7.45
Allowance for loan and lease losses	(152.6)			(152.5)
Cash and due from banks	830.4			783.7
Other assets	1,836.8			1,790.8

Total assets	$18,014.0			$17,513.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits in domestic offices:
Interest bearing demand	$98.6	$0.2	0.86%	$85.0	$0.3	1.43%
Money market accounts	2,964.2	8.6	1.17	2,737.4	20.4	3.02
Savings	1,185.1	2.9	0.99	1,130.9	4.5	1.60
Other consumer time	2,607.1	28.0	4.35	2,923.7	41.5	5.75
Large denomination time	2,189.4	12.9	2.39	2,202.4	33.2	6.11
Deposits in foreign banking office	236.0	1.6	2.74	264.9	3.8	5.90

Total interest bearing deposits	9,280.4	54.2	2.37	9,344.3	103.7	4.50

Funds purchased	1,336.5	5.5	1.66	1,535.5	20.7	5.46
Other borrowed funds, short-term	791.4	3.5	1.78	401.8	5.4	5.50
Long-term debt	1,118.9	13.3	4.83	1,007.1	17.0	6.85

Total interest bearing liabilities	12,527.2	76.5	2.47	12,288.7	146.8	4.85

Noninterest bearing deposits	2,998.5			2,681.9
Other liabilities	779.7			778.0
Redeemable preferred stock	9.0			8.7
Stockholders’ equity	1,699.6			1,756.5

Total liabilities and stockholders’ equity	$18,014.0			$17,513.8

Net interest income, tax-equivalent basis		$137.7			$130.3

Net interest spread (4)			3.13%			2.60%
Contribution of interest free sources of funds			0.47			0.90
Net interest margin (5)			3.60			3.50

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended March 31, 2002 and 2001.

Noninterest Income

	Three Months Ended March 31,		Net Change
	2002	2001 As Restated	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$30,138	$25,516	$4,622	18.1%
Trust and investment advisory fees	21,937	22,401	(464)	(2.1)
Electronic banking income	7,980	7,158	822	11.5
Mortgage banking income	5,933	4,791	1,142	23.8
FX Losses	(16,988)	(38,744)	21,756	56.2
Trading income – other	2,019	3,060	(1,041)	(34.0)
Consulting income	12,309	—	12,309	100.0
Other income	21,873	20,887	986	4.7

Total fees and other income	85,201	45,069	40,132	89.0
Securities gains, net	3,146	234	2,912	1,244.4

Total noninterest income	$88,347	$45,303	$43,044	95.0%

Total noninterest income excluding FX Losses	$105,335	$84,047	$21,288	25.3%

Allfirst’s noninterest income of $88.3 million for the first quarter of 2002 increased by $43.0 million over the same period last year due to lower FX Losses of $21.8 million and consulting income of $12.3 million as a result of the CCS acquisition. Excluding the FX Losses and consulting income generated by CCS, total noninterest income was $93.0 million, representing a $9.0 million or 10.7% increase over the same period in 2001.

Deposit service charges were $30.1 million, up $4.6 million from the prior year. Corporate deposit service charges were up $3.3 million mainly due to lower compensation to customers for deposit balances held in lieu of cash payments for depository services. Retail deposit service charges increased $1.3 million from the first quarter of 2001 due to higher retail deposit and non-sufficient funds fee income as a result of business growth and more effective fee waiver management. Trust and investment advisory fees of $21.9 million declined slightly compared to the first quarter of 2001 due to the adverse impact of a weak equities market. Electronic banking income captures fee income from automated teller machines and interchange income from VISA debit card transactions and rose $0.8 million in the first quarter of 2002 compared to 2001.

Mortgage banking income increased $1.1 million as a result of $0.6 million in gains arising from the sale of residential mortgage loans as well as higher loan origination and placement fees of $0.5 million. Other trading income decreased $1.0 million primarily as a result of lower sales of securities and derivative products to customers. Other income was $21.9 million for the first quarter of 2002 compared to $20.9 million for the first quarter of 2001, an increase of $1.0 million. This increase was due to higher standby letter of credit fees of $1.1 million, an increase in bank owned life insurance income of $1.2 million, and a $1.0 million increase in commercial lease fee income. These increases were offset by a decrease in joint venture investment income of $2.8 million due to impairment writedowns on certain investments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

The following table presents the components of noninterest expenses for the three months ended March 31, 2002 and 2001.

Noninterest Expenses

	Three Months Ended March 31,		Net Change
	2002	2001	Amount	Percent
	(dollars in thousands)
Salaries and other personnel costs	$88,813	$76,313	$12,500	16.4%
Equipment costs	12,799	11,397	1,402	12.3
Occupancy costs	9,662	9,405	257	2.7
Other operating expenses:
Postage and communications	5,129	4,513	616	13.6
Advertising and public relations	4,306	2,295	2,011	87.6
FX Related Charge	10,000	—	10,000	100.0
Other operating expenses	28,066	20,411	7,655	37.5

Total operating expenses	158,775	124,334	34,441	27.7
Intangible assets amortization expense	1,645	11,414	(9,769)	(85.6)

Total noninterest expenses	$160,420	$135,748	$24,672	18.2%

Allfirst’s noninterest expenses for the quarter ended March 2002 were $160.4 million, a $24.7 million increase from noninterest expenses for the quarter ended March 31, 2001. As described in Note 2 of the Notes to Consolidated Financial Statements, the change in accounting for goodwill amortization is reflected in the first quarter 2002 results. In addition, the first quarter of 2002 includes the expenses of CCS, which was acquired in May 2001, as well as the FX Related Charge of $10.0 million. Excluding intangible asset amortization, CCS expenses and the FX Related Charge, adjusted noninterest expenses were $139.5 million, representing a $15.1 million or 12% increase over the first quarter of 2001.

Excluding CCS, salaries and other personnel costs increased to $81.4 million in the first quarter of 2002, a $5.1 million increase resulting from higher base pay and increases in pension and healthcare expenses. Base salary expenses and incentives were up $0.8 million. Pension costs were $4.0 million higher in 2002 due to the impact of weak financial markets on plan asset values. Healthcare costs increased $0.4 million due to higher claims volume and medical costs. Equipment costs increased $1.4 million due to higher depreciation and equipment maintenance and repairs. Occupancy costs exhibited a modest increase of $0.3 million due to higher property rental expense.

Postage and communications expenses increased by $0.6 million, as a result of higher telephone expenses. Advertising and public relations costs were $4.3 million, an increase of $2.0 million due to the acceleration of marketing campaigns in the first quarter of 2002. The FX Related Charge represents the costs associated with the special investigation of the Fraudulent Activities discussed in the Explanatory Statement, as well as other incremental direct costs arising from the Fraudulent Activities. Other incremental direct costs include legal fees, consulting fees associated with risk management processes, and marketing costs associated with restoring Allfirst’s corporate image. If the FX Related Charge were not shown as a separate line item, other operating expenses would increase by $8.3 million and advertising and public relations by $1.7 million. Other operating expenses for the first quarter of 2002 were $28.1 million, up $7.7 million from the first quarter of 2001. Increases include higher deferred compensation expense of $3.7 million, as well as a $1.4 million increase to the automobile lease residual valuation allowance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The effective management of market risk is essential to achieving Allfirst’s objectives. As a financial institution, Allfirst’s primary market risk exposure is interest rate risk.

Interest Rate Risk Management

Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At March 31, 2002, Allfirst’s equity at risk and earnings at risk remained in compliance with Allfirst’s policy limits.

Fixed Income and Derivative Trading Risk Management

Allfirst maintains active securities and interest rate derivative trading positions resulting from activity generated for corporate customers. There has been no material change in the market risk of these portfolios during the three months of 2002.

Foreign Exchange Risk Management

In 2001 and prior years, Allfirst maintained active FX trading positions to service the needs of its corporate and retail customers as well as for its own trading account. Due to the Fraudulent Activities, Allfirst has ceased all proprietary FX trading activities. However, Allfirst will continue to meet the FX needs of customers.

LIQUIDITY RISK MANAGEMENT

Liquidity refers to the ability of Allfirst to meet current and future financial obligations as well as to take advantage of investment opportunities in a timely and cost effective manner. These financial obligations include but are not limited to deposit withdrawals, loan funding, liability maturities and general corporate requirements. Liquidity needs are met through the issuance of liabilities at acceptable costs within an acceptable period of time, through the maturity or sale of assets, and through funds provided by operations. Refer to the Consolidated Statements of Cash Flows for an analysis of cash flows from operating, investing and financing activities.

The ability to maintain regular access to competitively priced wholesale funds is dependent on strong credit ratings from the major credit rating agencies (Moody’s, Standard & Poors (“S&P”), and Fitch). At May 14, 2002, the Allfirst parent company and Allfirst Bank’s short-term and long-term ratings are as follows:

	Moody’s	S&P	Fitch
Allfirst parent company:
Subordinated debt	A3	A-	A+
Commercial paper	P-1	A-2	F1
Allfirst Bank:
Long term deposits	A1	A-	A+
Short term deposits	P-1	A-2	F1
Bank financial strength	D+	—	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shortly after Allfirst announced the Fraudulent Activities in February 2002, Moody’s confirmed the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank but lowered Allfirst Bank’s strength rating from C+ to D+. The strength rating is a rating that represents Moody’s opinion of a bank’s intrinsic safety and soundness. Banks with a D rating possess adequate financial strength that may be limited by a factor such as an unstable operating environment while banks with a C rating possess good intrinsic financial strength. Moody’s ratings outlook is stable.

On April 15, 2002, S&P downgraded the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank. At the same time, S&P removed the ratings of the Allfirst parent company and Allfirst Bank from CreditWatch, where they were placed on February 6, 2002. S&P’s ratings outlook is stable.

Fitch Ratings downgraded the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank on May 9, 2002. At the same time, Fitch removed the ratings from Negative Rating Watch, where they were placed following Allfirst’s announcement of the Fraudulent Activities in February 2002. Fitch’s ratings outlook is stable.

Allfirst maintains a contingency funding plan to prepare for the possibility of a liquidity crisis and to establish a framework for dealing with such a crisis. Since the announcement of the Fraudulent Activities, Allfirst has managed liquidity in accordance with its contingency funding plan. Since February 6, Allfirst Bank has experienced a slight drop in core deposits and the temporary loss of a large portion of its Federal funds purchased capacity. However, Allfirst Bank has been a net seller of Federal funds as a result of actions taken under the contingency funding plan, which have included the funding of investment securities through repurchase agreements, the sale of investment securities and acquisition of short-term funding from AIB. At March 31, 2002, AIB had provided $500 million of short-term funding with maturities of less than 30 days priced at LIBOR. As of May 14, 2002, the balance of short-term funding had declined to $250 million.

At March 31, 2002, Allfirst Bank, serving in the capacity of remarketing agent, was holding $286 million of variable rate demand bonds (“VRDBs”) within investment securities available for sale. As of May 14, 2002, VRDBs held had declined to $245 million. The VRDBs, which are enhanced by a direct-pay letter of credit provided by Allfirst Bank, are an attractive credit product for Allfirst’s corporate customers by providing direct access to the capital markets. This results in lower funding costs by replacing the customer’s credit rating with Allfirst Bank’s credit rating. Investors generally have the right to sell the bonds to the remarketing agent with seven days notice. The typical interest rate reset is weekly and is based primarily on Allfirst Bank’s credit rating. Allfirst will continue to externally remarket the VRDBs currently held. As of March 31, 2002, the total amount of VRDBs outstanding backed by an Allfirst Bank letter of credit was $1.2 billion.

Dividends from subsidiaries are generally the primary source of funds for the liquidity requirements of the Allfirst parent company. However, in light of current dividend restrictions at Allfirst Bank arising from the FX Losses, the Allfirst parent company’s funding requirements will be managed through funding provided by AIB. AIB has provided $400 million of funding to the Allfirst parent company. $100 million of this funding is for a term of six months (maturing in August 2002) priced at six month LIBOR while $200 million is long-term debt with a term of five years (maturing in February 2007) priced at three month LIBOR + 40 basis points. An additional $100 million of long-term debt with a term of five years (maturing in May 2007) priced at three month LIBOR + 75 basis points was provided on May 14, 2002 to cover a $100 million subordinated debt issue maturing on May 15, 2002. The long-term debt components do not qualify as regulatory capital.

At March 31, 2002, approximately $2.8 billion of loans and investment securities available for sale were pledged as collateral for securities sold under agreement to repurchase transactions, treasury tax and loan and other collateralized deposit programs, FHLB borrowings, and the Federal Reserve discount window. Allfirst is currently negotiating a secured credit facility that, if completed, would result in an additional $2.5 billion of assets, primarily loans secured by commercial real estate, pledged as collateral.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of recent ratings actions and the removal of any negative credit watch outlooks, Allfirst is focusing on regaining access to wholesale funding sources that have not been utilized since February 6. Allfirst now has differing, or “split” ratings from Moody’s, S&P, and Fitch, although all ratings remain investment grade. Since Allfirst’s short-term ratings are still satisfactory, renewed access to these wholesale funding sources at market interest rates is anticipated.

ANALYSIS OF FINANCIAL CONDITION

Allfirst’s total assets at March 31, 2002 were $17.9 billion, a $880 million decrease from total assets of $18.8 billion at December 31, 2001. The decrease was primarily due to a decrease in cash and due from banks of $551 million, as well as decreases in investments securities available for sale of $501 million and loans, net of unearned income of $61 million. These decreases were offset by an increase in federal funds sold and securities purchased under resale agreements of $209 million for the quarter ended March 31, 2002.

Investment securities available for sale at March 31, 2002 of $3.6 billion decreased $501 million from the December 31, 2001 levels of $4.1 billion, in order to enhance Allfirst’s liquidity position. At March 31, 2002, investment securities available for sale had net unrealized gains of $16.7 million as compared to $26.3 million at December 31, 2001. The taxable equivalent yield on the entire securities portfolio for the quarter ended March 31, 2002 was 5.93% compared to 6.56% for the first quarter of 2001. Investment securities sold in the first three months of 2002 totaled $1.7 billion and generated pretax gains of $3.6 million. In the first three months of 2002, Allfirst purchased $1.7 billion of investment securities offsetting $1.7 billion of securities sold, and $478 million of maturities, calls and paydowns of securities.

Loans and leases of $10.7 billion at March 31, 2002 decreased $61 million when compared to December 31, 2001 with the decrease attributable to Allfirst’s decision to curtail its exposure to indirect retail lending / leasing and residential mortgages in late 2000. Excluding curtailed portfolios, loans and leases increased $76 million compared to December 31, 2001 with increases in commercial loans of $28 million, commercial real estate loans of $24 million, and direct retail loans of $31 million.

Indirect retail loans and leases of $566 million at March 31, 2002 decreased $88 million compared to December 31, 2001 as a result of portfolio runoff and the curtailment of indirect automobile loan and lease originations. Allfirst continues to service its existing indirect loan portfolio. Residential mortgage loans declined $49 million due to the sale of $25 million in residential mortgage loans during the first quarter of 2002 as well as portfolio runoff.

Total deposits at March 31, 2002 were $12.1 billion, a $0.9 billion decrease from December 31, 2001 levels. At March 31, 2002, core deposits of $9.8 billion were down $1.0 billion from year end with noninterest bearing deposits down $0.8 billion and interest bearing core deposits down $0.2 billion. The decline in noninterest bearing deposits was driven primarily by the daily volatility of commercial demand deposits, which are historically higher on Mondays (as at December 31) and decline throughout the week with lows generally on Fridays (as at March 29, the last business day in the first quarter). In addition, commercial demand deposit balances are normally higher at year end. Core interest bearing deposits decreased $197 million to $6.8 billion due primarily to a drop of $144 million in money market balances and an $86 million decrease in consumer time balances offset by an increase of $42 million in savings balances. Excluding the daily volatility impact of commercial demand deposit balances, core deposits have dropped slightly since the Fraudulent Activities were disclosed on February 6, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

Nonperforming assets were $92.7 million at March 31, 2002, compared to $88.7 million at December 31, 2001, an increase of $4.0 million. During the first quarter of 2002, nonaccrual loans increased $4.7 million. Additions to nonaccrual loans in the first three months of 2002 aggregated $22.1 million. These additions were offset by reductions in nonaccrual loans totaling $17.4 million, comprised of paydowns and payoffs of nonaccrual loans totaling $10.7 million, chargeoffs of $3.4 million, loans returned to accrual status of $2.7 million and transfers to other real estate and other assets owned of $0.6 million.

The allowance consists of three elements: (1) specific reserves for individually impaired credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for concentrations and the current environment; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the allowance. The allowance does not provide for the estimated losses stemming from uncollectible interest because Allfirst generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing and managing the allowance with respect to Allfirst’s commercial portfolios begins when a loan officer initially assigns each loan or lease a risk rating, based on a ten-point numerical scale and using established credit criteria. Risk ratings are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience; adjustment factors that are considered include: the levels and trends in past due and non-accrual loans; trends in loan volume; effects of any changes in lending policies and procedures; changes in underwriting; and the experience and depth of lending management.

Historical factors by risk rating are carefully adjusted each quarter based on documentation reflective of management’s seasoned judgment. Management also evaluates credit risk concentration, including trends in large dollar exposures to related borrowers, shared national credit exposure and industry concentrations. Experience has demonstrated that concentration risk has the potential to increase loan loss risk when influenced by external industry factors. All nonaccrual and classified loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined thresholds are analyzed individually to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve.

During 2000, management introduced enhancements to support the calculation of the general reserves for loans and leases in the commercial portfolios not specifically reserved. Each risk rating is assigned a graduated risk factor based on probability of default and loss in event of default reflective of historical loss rates over a full economic cycle. The cycle currently being used covers the last 10 years. Management believes that use of the graduated risk factors allows it to further refine the determination of the allowance for this group of loans.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The unallocated portion of the allowance is not attributable to any specific components of the loan portfolio, but is available to support losses that are probable within the high end of the range of losses that management has identified when establishing the specific and general portions of the allowance. Allfirst has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist within the loan portfolios. The judgmental aspects involved in application of risk rating criteria, the quality of individual loan analyses and initial assessments of collateral values can also contribute to undetected, but probable, losses. Management uses quantitative tools to assist it in evaluating the overall reasonableness of the unallocated reserve. The unallocated reserve protects Allfirst from errors or subjectivity that might occur in testing or reviewing the allowance for adequacy. As of March 31, 2002, the unallocated reserve represented 19.8% of the total allowance for loan and lease losses, compared to 18.6% at year end 2001.

The provision for loan and lease losses for the first three months of 2002 was $9.3 million, an increase of $1.5 million from the $7.8 million provision for the first three months of 2001. The provision covered net chargeoffs of $5.8 million and provided for a $3.5 million increase in the allowance to $156.0 million. Concurrent with the quarterly application of quantitative empirical methodologies and the sound and conservative judgmental process, senior management determined that a $3.5 million increase in the allowance was warranted due to the increase in criticized assets and specific reserves.

At March 31, 2002, specific reserves were $4.2 million higher than December 31, 2001 as a result of the increase in nonaccrual loans and higher impairment valuations on nonaccrual loans. From December 31, 2001 to March 31, 2002, total allocated reserves increased by $1.7 million. Higher reserves in the commercial portfolio resulted from increased criticized exposure and higher specific reserves, partially offset by improving trends in the national and regional economy. In the commercial real estate portfolio, continuing strong asset quality balanced with some weakening in the regional commercial real estate markets resulted in marginally higher reserves. The level of reserves for the $81 million aircraft commercial lease portfolio remains stable. Management continues to monitor the vulnerability of the airline industry post September 11th. Reserves for retail loans and leases decreased by $0.6 million. Accelerated runoff for the indirect portfolios contributed to lower reserves, but was offset somewhat by increasing loss rates on these portfolios; Changes in reserves for other retail portfolios were slight, reflecting stable and strong asset quality.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables detail information on the Allowance for Loan and Lease Losses and Net Loan Losses for the three months ended March 31, 2002 and 2001 and Nonperforming Assets at March 31, 2002 and December 31, 2001.

ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended March 30,
	2002	2001
	(in thousands)
Beginning balance	$152,539	$152,539
Provision for loan and lease losses	9,328	7,750
Net losses charged off	(5,828)	(7,750)
Allowance attributable to loans sold	—	—

Ending balance	$156,039	$152,539

Allowance for loan and lease losses as a percentage of :
Period end loans	1.46%	1.42%
Nonperforming loans	192.10	199.32

NET LOAN LOSSES (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans	0.26%	0.49%
Commercial real estate loans	0.00	0.04
Residential mortgages	0.50	0.32
Direct retail loans	0.31	0.37
Commercial leases receivable	(0.02)	(0.16)
Indirect retail loans and leases receivable	1.13	0.64
Foreign loans	0.00	(0.70)

Total	0.22%	0.29%

NONPERFORMING ASSETS	March 31, 2002	December 31, 2001
	(in thousands)
Nonaccrual loans:
Domestic:
Commercial	$56,940	$47,764
Commercial real estate	2,585	4,038
Residential mortgage	14,439	16,035
Commercial lease receivable	6,218	6,750
Foreign	1,044	1,943

Total nonaccrual loans	81,226	76,530
Other real estate and assets owned (1)	9,077	9,777
Other	2,368	2,411

Total nonperforming assets	$92,671	$88,718

Nonperforming assets as a percentage of :
Total loans, net of unearned income plus other foreclosed assets owned	0.87%	0.82%
Accruing loans contractually past due 90 days or more as to principal or interest
Domestic	$40,065	$36,848

Foreign	11,528	8,352

(1)	Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL ADEQUACY AND RESOURCES

The Federal Reserve Board’s regulatory capital guidelines require a minimum total capital to risk adjusted assets ratio of 8.0%. One-half of the 8.0% minimum must consist of tangible common stockholders’ equity (Tier 1 capital). The leverage ratio measures Tier 1 capital to average assets less goodwill and other disallowed intangible assets and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.0%; however, this minimum applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital and, in all cases, banking organizations should hold capital commensurate with the level and nature of all risks, including the volume and severity of problem loans, to which they are exposed.

At March 31, 2002, Allfirst’s Tier 1 risk based capital ratio was 7.51% ($1.2 billion of Tier 1 capital) and its total risk based capital ratio was 11.15% ($1.7 billion of total regulatory capital). Tier 1 capital consists primarily of common stockholders’ equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated debt and capital trust preferred securities, the allowance for loan and lease losses, and other off-balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. The leverage ratio was 6.82% at March 31, 2002.

Substantially the same capital requirements are applied to Allfirst’s banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at March 31, 2002, the capital ratios of Allfirst Bank, Allfirst’s principal banking subsidiary, met the “well capitalized” standard as defined by regulatory authorities.

Capital Adequacy Ratios

	Regulatory Capital Ratios
	Tier 1	Total	Leverage
Allfirst	7.51%	11.15%	6.82%
Allfirst Bank	7.54	10.91	6.64
Regulatory Guidelines:
Minimum	4.00	8.00	3.00
Minimum to be “Well Capitalized”	6.00	10.00	5.00

In November 2001, U.S. banking regulators adopted revised rules concerning regulatory capital standards. The new rules amend the regulatory capital treatment of recourse arrangements, direct credit substitutes, residual interests in asset securitizations, and asset and mortgage-backed securities to better align regulatory capital requirements with the risk associated with these positions. This rule became effective January 1, 2002, and any transactions settled on or after the effective date are subject to the capital requirements of this rule. Companies that entered into transactions which settled before the effective date that result in increased capital requirements may delay the application of this rule until December 31, 2002.

A nonbank subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. Under this program, loans are sold by Allfirst with recourse. The application of the new capital rule will reduce Allfirst’s regulatory capital ratios by adding up to $1.5 billion in risk adjusted assets related to loans sold with recourse. The application of the new capital rule will reduce Allfirst’s regulatory capital ratios. The capital ratios of Allfirst Bank will not be impacted by this rule.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Additionally, in January 2002, U.S. banking regulators adopted rules governing the capital guidelines to establish special minimum capital requirements for equity investments in nonfinancial companies held by banks, banking holding companies, and financial holding companies. This rule became effective April 1, 2002 and is not expected to have a material impact on Allfirst’s capital adequacy.

POTENTIAL REGULATORY ACTIONS

While the Corporation anticipates enforcement action by its primary banking regulators as a consequence of the FX Losses, the impact of any such action is not expected to be significant. Further while a potential enforcement action by the U.S. Securities Exchange Commission (“SEC”) could be imposed, there have been no discussions between Allfirst and the SEC regarding this issue. In these circumstances, the nature and effects of any potential SEC enforcement action cannot be predicted.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is under the caption, “Market Risk Management”.

Part II. – Other Information

It em 1.     Legal Proceedings

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

On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Southern District of New York by Walter P. Linn against AIB, Allfirst and several current and former officers of Allfirst and Allfirst Bank (the “Defendants”). On April 26, 2002, an amended complaint was filed by Mr. Linn. Mr. Linn purports to represent a class of all purchasers of the securities of AIB from February 6, 1999 through February 6, 2002 (excluding the named Defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the $691 million of foreign exchange currency trading losses at Allfirst Bank (the “FX Trading Losses”).

On April 24, 2002, a second class action lawsuit was filed in the United States District Court for the Southern District of New York by Rodger D. Koons against the Defendants. Mr. Koons purports to represent a class of all purchasers of the securities of AIB from January 1, 2001 through February 6, 2002 (excluding the named Defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the FX Trading Losses.

On May 3, 2002, a motion to consolidate the Linn case and the Koons case and to appoint a lead plaintiff was filed with the court.

Demand also has been made on AIB and Allfirst to initiate an action against the current and former members of the Board of Directors and the Senior Executive Officers of both AIB and Allfirst Bank to recover the FX trading losses.

The likely disposition of the lawsuits and the demand and their effect on Allfirst cannot be determined at this time.

Ite m 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

(1)  Allfirst Financial, Inc., dated and filed February 20, 2002
(2)  Allfirst Financial, Inc., dated and filed March 15, 2002
(3)  Allfirst Financial, Inc. dated and filed April 25, 2002
(4)  Allfirst Financial, Inc. dated and filed May 1, 2002

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLFIRST FINANCIAL INC.

By:	/s/ MAURICE J. CROWLEY
Executive Vice President and Chief Financial Officer
May 15, 2002

By:	/s/ ROBERT L. CARPENTER, JR.
Executive Vice President and Controller
May 15, 2002