Form 10-Q
period 2002-06-30
ALLFIRST FINANCIAL INC
filed 2002-08-14
CIK 36510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                       Page No
                                                                                       -------
Part I.   Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Income.................................            3
              Consolidated Statements of Financial Condition....................            4
              Consolidated Statements of Changes in Stockholders' Equity........            5
              Consolidated Statements of Cash Flows.............................            6
              Notes to Consolidated Financial Statements........................            7
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................           16
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.........           31
Part II.  Other Information
     Item 1.  Legal Proceedings.................................................           31
     Item 6.  Exhibits and reports on Form 8-K..................................           32
     Signatures.................................................................           32


Item 1. Financial Statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                                    --------                    --------
                                                                             2001                        2001
                                                                 2002      As Restated       2002      As Restated
                                                                 ----      -----------       ----      -----------
                                                                               (in thousands)
Interest Income
Interest and fees on loans and leases .....................    $149,108      $189,412      $299,516      $394,116
Interest and dividends on investment securities:
     Taxable ..............................................      32,060        54,558        75,750       110,303
     Tax-exempt interest ..................................       5,982         6,174        12,283        12,250
     Dividends ............................................       1,033         1,824         6,867         6,905
Interest on loans held for sale ...........................         685           736         1,680         1,416
Other interest income .....................................       3,462           312         6,565           770
                                                               --------      --------      --------      --------
          Total interest and dividend income ..............     192,330       253,016       402,661       525,760

Interest Expense
Interest on deposits ......................................      49,115        88,354       103,287       192,025
Interest on Federal funds purchased and other short-
     term borrowings ......................................       8,081        20,208        17,010        46,332
Interest on long-term debt ................................      13,207        15,231        26,543        32,246
                                                               --------      --------      --------      --------
          Total interest expense ..........................      70,403       123,793       146,840       270,603
                                                               --------      --------       -------      --------
Net Interest Income .......................................     121,927       129,223       255,821       255,157
Provision for loan and lease losses .......................      31,842         7,759        41,170        15,509
                                                               --------      --------      --------      --------
Net Interest Income After Provision for Loan and
  Lease Losses ............................................      90,085       121,464       214,651       239,648
                                                               --------      --------      --------      --------

Noninterest Income
Service charges on deposit accounts ........................     31,109        28,284        61,247        53,800
Trust and investment advisory income .......................     21,183        20,840        43,120        43,241
Electronic banking income ..................................      9,285         8,525        17,265        15,683
Mortgage banking income ...................................       5,209         5,934        11,142        10,726
FX Losses ..................................................          -      (112,531)      (16,988)     (151,275)
Trading income - other ....................................       1,377         3,143         3,396         6,203
Consulting income .........................................      13,036         4,958        25,345         4,958
Other income ..............................................      24,617        22,802        46,490        43,688
Securities gains (losses), net .............................     (8,206)          187        (5,060)          421
                                                               --------      --------      --------      --------
     Total noninterest income ..............................     97,610       (17,858)      185,957        27,445
                                                               --------      --------      --------      --------
Noninterest Expense
Salaries and other personnel costs ........................      89,007        79,495       177,820       155,808
Equipment costs ...........................................      13,586        11,645        26,385        23,042
Occupancy costs ...........................................      10,053         9,066        19,715        18,471
Postage and communications ................................       4,875         5,045        10,004         9,558
Advertising and public relations ..........................       4,846         4,792         9,152         7,087
FX Related Charge .........................................       3,714             -        13,714             -
Other operating expenses ..................................      28,701        21,909        56,767        42,320
Intangible assets amortization expense ....................       1,659        11,764         3,304        23,178
                                                               --------      --------      --------      --------
     Total noninterest expenses ...........................     156,441       143,716       316,861       279,464
                                                               --------      --------      --------      --------
Income (Loss) Before Income Taxes .........................      31,254       (40,110)       83,747       (12,371)
Income tax expense (benefit) ..............................       7,366       (17,201)       21,933        (8,232)
                                                               --------      --------      --------      --------
Net Income (Loss) .........................................      23,888       (22,909)       61,814        (4,139)
Dividends on preferred stock ..............................         102           102           203           203
                                                               --------      --------      --------      --------
Net Income (Loss) to Common Stockholders ..................    $ 23,786      $(23,011)     $ 61,611      $ (4,342)
                                                               ========      ========      ========      ========


           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                          June 30,      December 31,
                                                                                            2002            2001
                                                                                          --------      ------------
                                                                                               (in thousands,
                                                                                         except per share amounts)
Assets
Cash and due from banks ........................................................        $   808,195     $ 1,286,131
Interest bearing deposits in other banks .......................................              4,641           4,869
Trading account securities .....................................................              3,724          41,676
Federal funds sold and securities purchased under resale agreements ............            736,805         922,675
Investment securities available for sale .......................................          3,406,233       4,101,133
Loans held for sale ............................................................             80,089          38,186
Loans, net of unearned income of $164,724 in 2002 and $185,601 in 2001, respectively:
     Commercial ................................................................          4,000,286       3,930,556
     Commercial real estate ....................................................          2,421,695       2,395,841
     Residential mortgage ......................................................            413,921         472,082
     Direct retail .............................................................          2,503,070       2,420,376
     Commercial leases receivable ..............................................            658,190         679,554
     Indirect retail loans and leases receivable ...............................            473,507         654,359
     Foreign ...................................................................            195,553         201,103
                                                                                        -----------     -----------
          Total loans, net of unearned income ..................................         10,666,222      10,753,871
Allowance for loan and lease losses ............................................           (181,039)       (152,539)
                                                                                        -----------     -----------
          Loans, net ...........................................................         10,485,183      10,601,332
                                                                                        -----------     -----------
Premises and equipment .........................................................            245,799         244,607
Due from customers on acceptances ..............................................              3,359           3,274
Intangible assets ..............................................................             17,033          19,825
Goodwill .......................................................................            772,541         770,092
Other assets ...................................................................            747,317         784,131
                                                                                        -----------     -----------
               Total assets ....................................................        $17,310,919     $18,817,931
                                                                                        ===========     ===========

Liabilities and Stockholders' Equity
Domestic deposits:
     Noninterest bearing deposits ..............................................        $ 3,118,504     $ 3,848,733
     Interest bearing deposits .................................................          6,889,947       6,993,744
                                                                                        -----------     -----------
Total core deposits ............................................................         10,008,451      10,842,477
Large denomination time deposits ...............................................          1,493,324       1,922,324
Interest bearing deposits in foreign banking office ............................             95,763         305,490
                                                                                        -----------     -----------
          Total deposits .......................................................         11,597,538      13,070,291
Federal funds purchased and securities sold under repurchase agreements ........          1,205,925       1,126,302
Other borrowed funds, short-term ...............................................            922,606         566,904
Bank acceptances outstanding ...................................................              3,359           3,274
Other liabilities ..............................................................            621,043       1,376,571
Long-term debt .................................................................          1,209,270       1,010,116
                                                                                        -----------     -----------
               Total liabilities ...............................................         15,559,741      17,153,458
                                                                                        -----------     -----------

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100
liquidation  preference per share: authorized and issued 90,000 shares .........              9,000           8,858
Minority interest ..............................................................                108             113
Stockholders' equity:
Common Stock, no par value; authorized 1,200,000 shares,
     issued 597,763 shares ......................................................            85,395          85,395
Capital surplus .................................................................           582,816         582,816
Retained earnings ..............................................................          1,033,343         971,874
Accumulated other comprehensive income ..........................................            40,516          15,417
                                                                                        -----------     -----------
               Total stockholders' equity ......................................          1,742,070       1,655,502
                                                                                        -----------     -----------
               Total liabilities, redeemable preferred stock, minority interest
                   and stockholders' equity ....................................        $17,310,919     $18,817,931
                                                                                        ===========     ===========




           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                             Preferred    Common    Capital     Income      Retained
                                                               Stock       Stock    Surplus     (Loss)      Earnings       Total
                                                               -----       -----    -------  ------------   --------       -----
                                                                                         (in thousands)
Six Months Ended June 30, 2001 As Restated
------------------------------------------
Balance, December 31, 2000 As Restated ..................    $       -   $ 85,395  $582,816    $ (14,932)  $1,103,323   $1,756,602
Net loss As Restated ....................................            -          -         -            -       (4,139)      (4,139)
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ...............            -          -         -         (505)           -         (505)
     Change in unrealized gains/losses on
     investment securities, net  of
     reclassification adjustment (1) ....................            -          -         -       13,767            -       13,767
                                                                                                                        ----------
         Other comprehensive income .....................                                                                   13,262
                                                                                                                        ----------
            Comprehensive income ........................            -          -         -            -            -        9,123
                                                                                                                        ----------
Accretion of redeemable preferred stock .................            -          -         -            -         (132)        (132)
Dividends declared on common stock ......................            -          -         -            -      (46,400)     (46,400)
Dividends declared on redeemable preferred stock ........            -          -         -            -         (203)        (203)
                                                             ---------   --------  --------    ---------   ----------   ----------
Balance, June 30, 2001 As Restated ......................    $       -   $ 85,395  $582,816    $  (1,670)  $1,052,449   $1,718,990
                                                             =========   ========  ========    =========   ==========   ==========

Six Months Ended June 30, 2002
------------------------------
Balance, December 31, 2001 ..............................    $       -   $ 85,395  $582,816    $  15,417   $  971,874   $1,655,502
Net income ..............................................            -          -         -            -       61,814       61,814
Other comprehensive income, net of tax:
     Minimum pension liability adjustment ...............            -          -         -          228            -          228
     Foreign exchange translation adjustment ............            -          -         -           19            -           19
     Change in unrealized gains/losses on
     investment securities,  net of
     reclassification adjustment (1) ....................            -          -         -       24,852            -       24,852
                                                                                                                        ----------
              Other comprehensive income ................                                                                   25,099
                                                                                                                        ----------
                 Comprehensive income ...................            -          -         -            -                    86,913
                                                                                                                        ----------
                                                                                                                    -
Accretion of redeemable preferred stock .................            -          -         -            -         (142)        (142)
Dividends declared on common stock ......................            -          -         -            -            -            -
Dividends declared on redeemable  preferred
stock ...................................................            -          -         -            -         (203)        (203)
                                                             ---------   --------  --------    ---------   ----------   ----------
Balance, June 30, 2002 ..................................    $       -   $ 85,395  $582,816    $  40,516   $1,033,343   $1,742,070
                                                             =========   ========  ========    =========   ==========   ==========





(1)      Disclosure of reclassification amount:                                                Six Months Ended
                                                                                                  June  30,
                                                                                           ------------------------
                                                                                                           2001
                                                                                             2002       As Restated
                                                                                            -----       -----------
         Net unrealized holding gains on investment securities
         arising during period ............................................                  21,793        $14,021
         Less: reclassification adjustment for realized gains (losses)
         included in net income ...........................................                  (3,059)           254
                                                                                            -------        -------
         Change in unrealized gains on investment securities,
         net of tax .......................................................                 $24,852        $13,767
                                                                                            =======        =======



           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       --------------------------------
                                                                                                              2001
                                                                                             2002          As Restated
                                                                                           ---------       -----------
                                                                                                 (in thousands)
Operating Activities
Net income (loss) ....................................................................     $  61,814       $   (4,139)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
    Provision for loan and lease losses ..............................................        41,170           15,509
    Provision for other real estate losses ...........................................         1,012              254
    Amortization of intangibles ......................................................         3,304           23,178
    Depreciation and amortization ....................................................        21,487           16,115
    Deferred income tax expense (benefit) ............................................        31,655          (58,537)
    Net gain on the sale of assets ...................................................        (8,569)            (794)
    Net (increase) decrease in loans held for sale ...................................       (41,903)          (5,663)
    Net decrease (increase) in trading account securities ............................        37,952           (1,929)
    Net decrease in accrued interest receivable ......................................         3,415           12,796
    Net decrease in accrued interest payable .........................................        (6,174)         (22,252)
    Net (decrease) increase in derivative and FX net liabilities .....................      (536,320)         250,059
    Net decrease in accrued taxes receivable .........................................        57,872          (20,115)
    Other, net .......................................................................         3,472           31,288
                                                                                           ---------       ----------
           Net cash (used for) provided by operating activities ......................      (329,813)         276,000
                                                                                           ---------       ----------
Investing Activities
    Proceeds from sales of investment securities available for sale ..................     2,183,496          791,478
    Proceeds from paydowns and maturities of investment securities
      available for sale .............................................................       655,207          591,889
    Purchases of investment securities available for sale ............................    (2,384,804)      (1,455,115)
    Net decrease (increase) in short-term investments ................................       185,870         (204,570)
    Proceeds from the sale of loans ..................................................        33,976                -
    Net repayments from lending activities of banking subsidiaries ...................        46,382          336,818
    Principal collected on loans of nonbank subsidiaries .............................         9,461            5,827
    Loans originated by nonbank subsidiaries .........................................       (20,841)          (8,238)
    Principal payments received under leases .........................................         2,645            2,177
    Purchases of assets to be leased .................................................          (544)          (1,687)
    Proceeds from the sale of other real estate and other assets owned ...............         4,726           13,328
    Purchases of premises and equipment ..............................................       (21,331)         (33,343)
    Proceeds from the sale of premises and equipment .................................         1,158            1,113
    Purchase of nonbank subsidiary, net of cash acquired..............................        (3,273)         (43,291)
    Other, net .......................................................................        (2,963)         (12,034)
                                                                                           ---------       ----------
           Net cash provided by (used for) investing activities ......................       689,165          (15,648)
                                                                                           ---------       ----------
Financing Activities
    Net decrease in deposits .........................................................    (1,472,753)        (549,446)
    Net increase in short-term borrowings ............................................       335,324          206,400
    Proceeds from short-term funding provided by AIB .................................       100,000                -
    Proceeds from long-term funding provided by AIB ..................................       300,000                -
    Repayment of long-term debt ......................................................      (100,000)               -
    Redemption of minority interest ..................................................            (5)              (6)
    Cash dividends paid ..............................................................          (101)         (46,603)
                                                                                           ---------       ----------
           Net cash used for financing activities ....................................      (837,535)        (389,655)
                                                                                           ---------       ----------
    Foreign currency translation adjustment ..........................................            19                -
Decrease in cash and cash equivalents ................................................      (478,164)        (129,303)
Cash and cash equivalents at January 1, ..............................................     1,291,000          935,242
                                                                                           ---------       ----------
Cash and cash equivalents at June 30, ................................................     $ 812,836       $  805,939
                                                                                           =========       ==========
Supplemental Disclosures
        Interest payments ............................................................     $ 153,015       $  292,852
        Income tax (refunds) payments  ...............................................       (51,555)          11,954
Noncash Investing And Financing Activities
        Loan chargeoffs ..............................................................        17,657           20,456
        Transfers to other real estate and other assets owned ........................         2,682            3,893


           See accompanying notes to consolidated financial statements

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                              EXPLANATORY STATEMENT

         On February 6, 2002, Allfirst Financial Inc. and subsidiaries ("Allfirst") announced that its parent, Allied Irish Banks, p.l.c. ("AIB"), was undertaking a full investigation into fraudulent foreign exchange trading activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the fraudulent activities were disclosed by Allfirst in an earnings release dated February 20, 2002. The financial statements and notes thereto for the first six months of 2001 are restated to reflect the effects of the fraudulent proprietary foreign exchange trading activities. The fraudulent trading activities and the resulting losses are referred to from time to time in this report as the "Fraudulent Activities" and the "Fraud Losses", respectively, and proprietary foreign exchange trading losses are referred to as "FX Losses". FX Losses include both authentic and fraudulent trading activity. For additional information on the Fraudulent Activities and the Fraud Losses, refer to the 2001 Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 1, 2002.

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 of Notes to Consolidated Financial Statements included in Allfirst's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain prior years' amounts have been reclassified to conform with the presentation used for the current year. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the 2001 Annual Report.

2.  Recent Accounting Pronouncements

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002. The Statement rescinds, amends, and clarifies existing accounting issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. The impact of adopting the requirements of this Standard on Allfirst's financial position, results of operations, and cash flow is expected to be immaterial.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in July 2002. This Statement applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. This Statement is to be applied prospectively for qualifying activities initiated after December 31, 2002. Allfirst is unable to determine the impact of this standard due to its prospective application.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

3.  Acquisition

         On May 3, 2002, Allfirst completed the acquisition of Ketchum Canada, Inc. ("Ketchum") for $3.6 million. Ketchum is Canada's largest fundraising consultancy. Since its founding in 1984, Ketchum has provided fundraising assistance to more than 600 clients in the Canadian Not-for-Profit ("NFP") sector and will complement AIB's North American NFP business headquartered in New York. Ketchum operates across Canada with principal offices in Toronto, Montreal, Calgary, and Vancouver. Ketchum had net assets on acquisition of approximately $1.0 million. The acquisition was accounted for as a purchase business combination and the results of operations of Ketchum have been included in Allfirst's results since the acquisition date.

4.  Goodwill and Other Intangible Assets

         On January 1, 2002, Allfirst adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement requires that goodwill be allocated on a reporting unit level, which is either at the same level or one level below the operating segment. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives will continue to be amortized over their useful lives.

         Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this Statement. Application of the nonamortization provision of this Standard is expected to reduce noninterest expense by approximately $40 million in 2002 as compared to 2001. For the three months and six months ended June 30, 2002, there was no goodwill amortization expense as compared to $9.7 million and $19.1 million for the three months and six months ended June 30, 2001, respectively.

         The following tables provide a comparison between reported net income adjusted to exclude the impact of goodwill amortization for the three months and six months ended June 30, 2002 and 2001.

                                                        For the Three Months Ended
                                                                 June 30,
                                                            2002          2001
                                                            ----          ----
                                                              (in thousands)
Reported net income (loss) ..........................     $ 23,888     $(22,909)
Add back: Goodwill amortization, net of taxes1 ......            -        9,583
                                                          --------     --------
Adjusted net income (loss) ..........................     $ 23,888     $(13,326)


                                                         For the Six Months Ended
                                                                 June 30,
                                                            2002          2001
                                                            ----          ----
                                                               (in thousands)
Reported net income (loss) ..........................     $ 61,814     $ (4,139)
Add back: Goodwill amortization, net of taxes1 ......            -       18,960
                                                          --------     --------
Adjusted net income .................................     $ 61,814     $ 14,821


(1) Goodwill related to Community Counselling Services, Inc. ("CCS"), which was acquired in May 2001, is tax deductible.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

4.  Goodwill and Other Intangible Assets (continued)

         As part of the implementation of SFAS No. 142, a transitional impairment test was required to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002. For purposes of testing for impairment, goodwill was allocated to reporting units at the acquisition date or to the reporting unit originally intended to benefit from prior acquisitions. As of June 30, 2002, Allfirst has completed the impairment analysis, and no transitional impairment charge is required. However, the future impact of this statement could result in income statement volatility due to the potential recognition of impairment losses for goodwill, as opposed to the reduction of goodwill through recurring amortization.

         The net carrying amount of goodwill at June 30, 2002 was $772.5 million, an increase of $2.4 million from December 31, 2001. This increase was due to goodwill recorded related to the Ketchum acquisition. Goodwill was allocated to Allfirst's reportable segments for purposes of testing for impairment as follows:

                                           (in thousands)
             Regional Banking ...........     $ 606,534
             Capital Markets ............            --
             Asset Management ...........       120,505
             Treasury ...................            --
             Other1 .....................        45,502
                                              ---------
             Total ......................     $ 772,541
                                              =========
(1)  CCS and Ketchum goodwill.


         Allfirst continues to amortize other intangible assets over their remaining useful lives. The net carrying amount of other intangible assets, excluding goodwill at June 30, 2002, are as follows:

                                                Gross                                     Net
                                               Carrying            Accumulated         Carrying
                                                Amount            Amortization          Amount
                                                -------           ------------         --------
                                                                 (in thousands)

Premium on deposits .......................     $78,292             $ 61,754           $ 16,538
Other .....................................       4,740                4,245                495
                                                -------             --------           --------
Total .....................................     $83,032             $ 65,999           $ 17,033
                                                =======             ========           ========

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

4.  Goodwill and Other Intangible Assets (continued)

         Estimated annual amortization for the second half of 2002 and future years for amortizable intangible assets is as follows:

                                                                 (in thousands)
                 Six months ending December 31, 2002                $  2,972
                 Years ending December 31,
                 2003                                                  4,817
                 2004                                                  3,769
                 2005                                                  2,525
                 2006                                                  2,041
                 2007                                                    909
                                                                    --------
                 Total                                              $ 17,033
                                                                    ========

5.  Investment Securities

         The amortized cost and fair value of available for sale securities at June 30, 2002 are as follows:

                                                                              Gross            Gross
                                                             Amortized     Unrealized        Unrealized       Fair
                                                                Cost          Gains            Losses         Value
                                                            -----------      -------          --------     -----------
                                                                                    (in thousands)
U.S. Treasury and U.S. Government agencies ...........      $   702,447      $ 6,267          $   (58)     $   708,656
Mortgage-backed obligations ..........................        1,254,329       40,430               --        1,294,759
Collateralized mortgage obligations ..................          394,754        4,401             (111)         399,044
Asset-backed securities ..............................           50,982        1,754               (3)          52,733
Obligations of states and political subdivisions .....          530,608       19,176             (845)         548,939
Other debt securities ................................          110,742          152               --          110,894
Equity securities ....................................          295,524           55           (4,371)         291,208
                                                            -----------      -------          -------      -----------
              Total ..................................      $ 3,339,386      $72,235          $(5,388)     $ 3,406,233
                                                            ===========      =======          =======      ===========

         During the three months ended June 30, 2002, Allfirst recorded a $13.8 million other than temporary impairment loss on marketable equity securities arising from continued declines in the U.S. equity markets.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

6.  Line of Business Reporting

         Allfirst has determined that its major lines of business are those that are based on Allfirst's method of internal reporting, which separates its business on the basis of products and services. Allfirst's reportable business lines are Regional Banking, Capital Markets, Asset Management, and Treasury. Regional Banking provides loans, deposits, letters of credit, derivative financial instruments, cash management products and services, mutual funds and credit life insurance to consumers, small businesses, and middle market corporate customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, FX and cash management products and services to large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK(R) Funds, a family of proprietary mutual funds. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes residential mortgage lending which was formerly included in Capital Markets and indirect lending which was formerly included in Regional Banking. The activities in both of these businesses were curtailed prior to 2001. Other also includes the fundraising / consulting activities conducted through CCS and Ketchum. FX Losses, including the Fraud Losses, are included as a component of Other. Several smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

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

     Line of business results are presented on a shareholder value based management ("SVBM") basis. Under SVBM, capital is allocated to each line of business based on the inherent risks within the business, primarily credit and operational risk. SVBM allows management to: (1) manage capital more efficiently; (2) reduce earnings volatility and enhance shareholder value; (3) compare businesses with different risk characteristics on a like-for-like basis; and (4) systematically address the risks inherent in Allfirst's businesses.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

6.  Line of Business Reporting (continued)

         The following tables present operating information about each of Allfirst's business lines for the three months ended June 30, 2002 and 2001.

                                                             Three Months Ended June 30, 2002
                                      -------------------------------------------------------------------------
                                     Regional      Capital        Asset                              Consolidated
(in thousands)                        Banking      Markets     Management    Treasury      Other         Total
                                      -------      -------     ----------    ---------    -------    ------------
Net interest income /1/............. $ 94,687     $ 35,231         $1,523    $ 4,087      $(9,998)     $125,530
Noninterest income .................   38,083       25,970         22,240        312       19,211       105,816
FX Losses/2/ .......................      --           --             --         --           --            --
Securities gains (losses), net .....      --           --             --       5,598      (13,804)       (8,206)
                                      -------      -------        -------    -------    ---------       -------
    Total revenues .................  132,770       61,201         23,763      9,997       (4,591)      223,140
Noninterest expenses, excluding
     intangible asset amortization .   75,993       27,911         16,720      2,045       32,113       154,782
Intangible asset amortization ......      205            -            176        --         1,278         1,659
Provision for loan and lease losses.    5,449       29,920             33        --        (3,560)       31,842
                                      -------      -------        -------    -------    ---------       -------
Income (loss) before income taxes ..   51,123        3,370          6,834      7,952      (34,422)       34,857
Income tax expense (benefit)/1/.....   19,427       (1,089)         2,520      3,021      (12,910)       10,969
                                      -------      -------        -------    -------    ---------       -------
    Net income (loss) ..............  $31,696      $ 4,459        $ 4,314    $ 4,931    $ (21,512)      $23,888
                                      =======      =======        =======    =======    =========       =======
(in millions)
Average identifiable assets ........  $ 5,764      $ 4,948          $  64     $3,679      $ 2,555       $17,010
Average loans ......................    5,461        4,176             41          -          952        10,630
Average deposits ...................    8,375        1,124             77      2,042           63        11,681


                 Three Months Ended June 30, 2001 (As Restated)
                 ----------------------------------------------

                                       Regional     Capital        Asset                           Consolidated
(in thousands)                         Banking      Markets      Management   Treasury     Other       Total
                                       -------      -------      ----------   --------   ---------  -----------

Net interest income /1/............. $ 97,080     $ 33,381        $  1,466   $ 6,152     $ (4,474)     $133,605
Noninterest income .................   35,499       24,342          21,368       780       12,496        94,485
FX Losses/2/ .......................      -            -               -         -       (112,531)     (112,531)
Securities gains, net ..............      -            -               -         187           -            187
                                      -------      -------        -------    -------     --------       -------
    Total revenues .................  132,579       57,723         22,834      7,119     (104,509)      115,746
Noninterest expenses, excluding
     intangible asset amortization .   73,292       26,333         14,570      2,660       15,096       131,951
Intangible asset amortization ......      208          -              273        -         11,283        11,764
Provision for loan and lease losses.    5,348        3,455             18        -         (1,062)        7,759
                                      -------      -------        -------    -------     --------       -------
Income (loss) before income taxes ..   53,731       27,935          7,973      4,459     (129,826)      (35,728)
Income tax expense (benefit)/1/ ....   20,418        7,740          2,925      1,277      (45,179)      (12,819)
                                      -------      -------        -------    -------     --------       -------
    Net income (loss) .............. $ 33,313     $ 20,195        $ 5,048    $ 3,182     $(84,647)     $(22,909)
                                      =======      =======        =======    =======     ========       =======


(in millions)

Average identifiable assets ........ $  5,609     $  4,431        $    39    $ 4,398     $  2,989      $ 17,466
Average loans ......................    5,331        3,770             16          -        1,486        10,603
Average deposits ...................    8,418        1,149             68      2,183           76        11,894


(1)  Includes tax-equivalent adjustment for tax-exempt interest income.
(2) The term "FX Losses" means all FX trading losses both authentic and Fraud Losses.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

6.  Line of Business Reporting (continued)

         The following tables present operating information about each of Allfirst's business lines for the six months ended June 30, 2002 and 2001.

                         Six Months Ended June 30, 2002
                         ------------------------------

                                        Regional     Capital        Asset                            Consolidated
(in thousands)                           Banking     Markets     Management   Treasury      Other       Total
                                        ---------   ---------    ----------   --------    --------   ------------
Net interest income/1/...............   $ 188,142   $  72,118    $   3,232   $  18,543   $ (18,792)   $ 263,243
Noninterest income ..................      74,591      49,601       45,450         639      37,724      208,005
FX Losses/2/ ........................        --          --           --          --       (16,988)     (16,988)
Securities gains (losses), net ......        --          --           --         9,077     (14,137)      (5,060)
                                        ---------   ---------    ---------   ---------   ---------    ---------
    Total revenues ..................     262,733     121,719       48,682      28,259     (12,193)     449,200
Noninterest expenses, excluding
     Intangible asset amortization ..     155,546      57,507       33,823       4,062      62,619      313,557
Intangible asset amortization .......         413        --            354        --         2,537        3,304
Provision for loan and lease losses .      10,790      34,308           61        --        (3,989)      41,170
                                        ---------   ---------    ---------   ---------   ---------    ---------
    Income (loss) before income taxes      95,984      29,904       14,444      24,197     (73,360)      91,169
Income tax expense (benefit)/1/......      36,474       6,625        5,325       8,479     (27,548)      29,355
                                        ---------   ---------    ---------   ---------   ---------    ---------
    Net income (loss) ...............   $  59,510   $  23,279    $   9,119   $  15,718   $ (45,812)   $  61,814
                                        =========   =========    =========   =========   =========    =========


(in millions)

Average identifiable assets .........   $   5,730   $   4,959    $      60   $   4,030   $   2,730    $  17,509
Average loans .......................       5,423       4,173           37        --         1,016       10,649
Average deposits ....................       8,365       1,183           83       2,273          74       11,978


                  Six Months Ended June 30, 2001 (As Restated)
                  --------------------------------------------

                                        Regional     Capital       Asset                            Consolidated
(in thousands)                           Banking     Markets    Management  Treasury      Other        Total
                                        ---------   ---------   ---------   ---------   ---------    ---------
Net interest income/1/...............   $ 192,117   $  64,739   $   2,819   $   8,871   $  (4,616)   $ 263,930
Noninterest income ..................      67,967      47,952      44,280       1,155      16,946      178,300
FX Losses/2/.........................        --          --          --          --      (151,275)    (151,275)
Securities gains, net ...............        --          --          --           384          37          421
                                        ---------   ---------   ---------   ---------   ---------    ---------
    Total revenues ..................     260,084     112,691      47,099      10,410    (138,908)     291,376
Noninterest expenses, excluding
     intangible asset amortization ..     146,878      52,371      28,283       4,656      24,097      256,285
Intangible asset amortization .......         416        --           547        --        22,215       23,178
Provision for loan and lease losses .      10,395       7,088          34        --        (2,008)      15,509
                                        ---------   ---------   ---------   ---------   ---------    ---------
    Income (loss) before income taxes     102,395      53,232      18,235       5,754    (183,212)      (3,596)
Income tax expense (benefit)/1/......      38,910      15,664       6,691       1,321     (62,043)         543
                                        ---------   ---------   ---------   ---------   ---------    ---------
    Net income (loss) ...............   $  63,485   $  37,568   $  11,544   $   4,433   $(121,169)   $  (4,139)
                                        =========   =========   =========   =========   =========    =========

(in millions)

Average identifiable assets .........   $   5,539   $   4,441   $      37   $   4,470   $   3,003    $  17,490
Average loans .......................       5,259       3,788          14        --         1,576       10,637
Average deposits ....................       8,340       1,108          65       2,365          82       11,960

(1) Includes tax-equivalent adjustment for tax-exempt interest income (2) The term "FX Losses" means all FX trading losses both authentic and Fraud Losses.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

                                   (Unaudited)

7.  Restatement of Second Quarter 2001 Financial Statements

     As a result of the Fraudulent Activities described in the Explanatory Statement, Allfirst has restated the financial statements for the three months and six months ended June 30, 2001. Amounts affected are presented on the following tables.

                    For The Three Months Ended June 30, 2001:
                    -----------------------------------------

                                               As
                                          Previously
                                           Reported       Restatement                 As
                                            In 10-Q       Adjustments              Restated
                                            -------       ------------             --------
                                                        (in thousands)
Statement of Income:
Trading income (losses) ............        $ 5,340     $(114,728) (d)            $(109,388)
Total noninterest income ...........         96,870      (114,728)                  (17,858)
Income (loss) before taxes .........         74,618      (114,728)                  (40,110)
Income tax expense (benefit) .......         22,954       (40,155) (e)              (17,201)
Net income (loss) ..................         51,664       (74,573) (e)              (22,909)

                 At And For The Six Months Ended June 30, 2001:
                 ----------------------------------------------

                                               As
                                          Previously
                                           Reported        Restatement                As
                                            in 10-Q        Adjustments             Restated
                                            -------       ------------             --------
                                                          (in thousands)
Statement of Condition:
Other assets .......................   $  1,019,122       $ (153,804)(a)       $    865,318
Other liabilities ..................        842,820          143,464 (b)            986,284
Retained earnings ..................      1,349,717         (297,268)(c)          1,052,449
Total assets .......................     17,870,136         (153,804)            17,716,332

Statement of Income:
Trading income (losses) ............         11,488         (156,560)(d)           (145,072)
Total noninterest income ...........        184,005         (156,560)                27,445
Income (loss) before taxes .........        144,189         (156,560)               (12,371)
Income tax expense (benefit)........         46,563          (54,795)(e)             (8,232)
Net income (loss) ..................         97,625         (101,764)(e)             (4,139)

(a) Other assets reduced as a result of the deletion of fictitious FX Option Assets, an overstatement of Due from Brokers - FX Options and by the restatement of income taxes receivable.

(b) Other liabilities increased as a result of unrecorded FX Option Liabilities, an overstatement of Due to Brokers - FX Options and by the restatement of income taxes payable.

(c) Retained earnings reduced as a result of restatements to the Income Statement for current and prior periods resulting from the Fraud Losses. This adjustment consists of both the first six months of 2001 income statement effect of $(101.7) million and the cumulative effect of restatements attributable to years 1997 - 2000 of $(195.5) million.

(d) Trading income reduced due to the overstatement of income resulting from the fictitious FX Option Assets and the unrecorded FX Option Liabilities. This line item also includes both FX Loss and Trading Income - Other within the current 10-Q presentation.

(e) Income taxes and net income reduced due to the overstatement of income as a result of the Fraud Losses. The restatement adjustments were tax effected at a rate of 35.0%.

                    ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

                                   (Unaudited)

8. Litigation

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

         Shareholder Class Actions. On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Southern District of New York by Walter P. Linn against AIB, Allfirst and several current and former officers of Allfirst and Allfirst Bank (the "Defendants"). On April 26, 2002, an amended complaint was filed by Mr. Linn. Mr. Linn purports to represent a class of all purchasers of the securities of AIB from February 6, 1999 through February 6, 2002 (excluding the named Defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the $691 million of foreign exchange currency trading losses at Allfirst Bank (the "FX Trading Losses").

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

         Shareholder Derivative Action. On May 13, 2002, Tomran, Inc., a holder of 4800 AIB ADRs, filed on behalf of Allfirst Bank a derivative action in the Circuit Court for Baltimore City, Maryland against certain current and former directors and officers of Allfirst Bank. Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. were named as nominal defendants. The complaint alleges negligence and gross negligence by the defendants in the management and oversight of the foreign exchange trading activities at Allfirst Bank and seeks recovery of the full amount of the foreign exchange trading losses. The current and former directors and officers moved to dismiss the action as did the nominal defendants.

         The likely disposition of the lawsuits and their effect on Allfirst cannot be determined at this time.

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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

         Allfirst reported net income to common stockholders for the three months ended June 30, 2002 of $23.8 million, compared to a restated net loss to common stockholders of $23.0 million for the three months ended June 30, 2001. Net income to common stockholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholder's equity were 0.56% and 5.52%, respectively, for the three months ended June 30, 2002 compared to (0.53%) and (5.48%) for the three months ended June 30, 2001.

         Net income to common stockholders for the six months ended June 30, 2002 was $61.6 million, compared to a restated net loss to common stockholders of $4.3 million for the six months ended June 30, 2001. Return on average assets and return on average common stockholder's equity were 0.71% and 7.25%, respectively, for the six months ended June 30, 2002 compared to (0.05%) and (0.51%) for the six months ended June 30, 2001.

         Both periods include the effect of the previously announced Fraudulent Activities that were more fully disclosed in Allfirst's 2001 Annual Report on Form 10-K filed on April 1, 2002. In addition, Allfirst recorded a $13.7 million pretax charge (the "FX Related Charge") during the first half of 2002 to cover the costs associated with the special investigation into the Fraudulent Activities as well as other incremental direct costs associated with the Fraudulent Activities.

         Allfirst's results for the six months ended June 30, 2002 include FX Losses of $17.0 million as well as the FX Related Charge of $13.7 million. The first half results also include a $13.8 million other than temporary impairment loss on marketable equity securities (included in securities gains (losses), net) arising from continued declines in the U.S. equity markets, a $25.0 million increase in the provision for loan losses attributable to one large telecommunications loan that was placed on nonaccrual during the period, and an increase of $10.4 million to the automobile lease residual valuation allowance. The impact of the change in accounting for goodwill amortization (reduces expenses by $19.1 million from 2001) is also reflected in the first half 2002 results. Additionally, Allfirst's results for the half year 2002 include the results of CCS and Ketchum from the acquisition dates of May 17, 2001 and May 3, 2002, respectively. For comparative purposes, the revenues and expenses of CCS and Ketchum, as well as the FX Losses, the FX Related Charge, goodwill amortization, the change in the automobile lease residual valuation allowance and securities gains (losses) have been excluded from the analysis in the following paragraph.

         Allfirst's adjusted total revenues grew by 2.3% in the first six months of 2002 compared to the first half of 2001. Net interest income was unchanged over the same period last year with higher loan product margins offset by lower earnings from a reduced investment securities portfolio and the impact of lower interest rates on deposit margins. The net interest margin decreased to 3.51%, down 3 basis points from the first half of 2001. Revenue growth was driven by an increase in adjusted noninterest income of 5.4%, with a 14% increase in deposit service charges and a 10% rise in electronic banking fees. Adjusted noninterest expenses increased by 6.5% in the first half of 2002 compared to 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Nonperforming assets at June 30, 2002 were $135.5 million, or 1.27% of loans, other real estate and other assets owned, a $46.8 million increase from the December 31, 2001 level of $88.7 million, or 0.83% of loans, other real estate and other assets owned. The allowance for loan and lease losses at June 30, 2002 of $181.0 million increased by $28.5 million over the December 31, 2001 level and represented 143% of nonperforming loans and 1.70% of period end loans. Asset quality is discussed in more detail on page 27.

Net Interest Income

         Net interest income is the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. When net interest income is presented on a tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average earning assets. The net interest income that is presented on pages 18 and 19 is on a tax-equivalent basis. Net interest income as presented in the Consolidated Statements of Income on page 3 is on a non tax-equivalent basis.

         Net interest income on a tax-equivalent basis for the three months ended June 30, 2002 was $125.5 million, a decrease of $8.1 million when compared to net interest income of $133.6 million for the three months ended June 30, 2001. The net interest margin was 3.41% for the second quarter of 2002, down sixteen basis points from the same period last year. The decline in net interest income was partially attributable to a smaller investment portfolio in the 2002 period combined with higher levels of earning assets invested in low-rate Federal funds sold. The decline in net interest margin was primarily attributable to the lower contribution of net free funds as a result of the low interest rate environment.

         Net interest income on a tax-equivalent basis for the six months ended June 30, 2002 was $263.2 million, a decrease of $0.7 million when compared to net interest income of $263.9 million for the first six months of 2001. The net interest margin was 3.51% for the first half of 2002, down three basis points from the same period last year. Net interest income and net interest margin were essentially unchanged over the same period last year with higher loan product margins offset by lower earnings from a reduced investment securities portfolio and the impact of lower interest rates on deposit margins. Loan product margins, which represent the difference between the interest yield on loans and the cost of funding loans under the Allfirst internal funds transfer pricing system, increased from first half 2001 levels with commercial loans up 19 basis points and direct retail loans up 26 basis points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The following tables provide additional information on Allfirst's average balances, annualized interest yields, rates, and net interest margin for the three months and six months ended June 30, 2002 and 2001.

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax-Equivalent Basis)

                                                                                Three Months Ended
                                                             -----------------------------------------------------------
                                                                      June 30, 2002         June 30, 2001 As Restated
                                                             -----------------------------  ----------------------------
                                                               Average              Yield/  Average              Yield/
                                                               Balance  Interest(1) Rate(1) Balance Interest(1)  Rate(1)
                                                                                (dollars in millions)
ASSETS
Earning assets:
     Trading account securities.........................      $     2.1   $  0.0    3.35% $     3.4  $  0.0       4.92%
     Money market investments...........................          784.8      3.4    1.76       27.0     0.3       4.05
Investment securities (2):
     Taxable............................................        2,514.7     32.1    5.11    3,558.4    54.6       6.15
     Tax exempt.........................................          464.4      8.8    7.64      470.9     9.5       8.10
     Equity investments.................................          310.5      1.2    1.52      286.0     2.0       2.78
                                                              ---------   ------  ------  ---------  ------     ------
          Total investment securities...................        3,289.6     42.1    5.13    4,315.3    66.1       6.14
                                                              ---------   ------  ------  ---------  ------     ------
Loans held for sale.....................................           44.3      0.7    6.19       46.4     0.7       6.35
Loans (net of unearned income) (3):
     Commercial.........................................        3,935.4     45.5    4.64    3,749.6    63.5       6.79
     Commercial real estate.............................        2,420.3     33.5    5.56    2,311.0    42.9       7.45
     Residential mortgage...............................          421.0      7.5    7.14      562.7    10.6       7.54
     Direct retail......................................        2,480.2     44.8    7.24    2,229.0    45.7       8.22
     Commercial leases receivable                                 654.0      6.7    4.12      652.1     7.5       4.64
     Indirect retail loans and leases receivable........          521.3      9.8    7.56      905.7    16.9       7.49
     Foreign............................................          198.5      1.9    3.73      193.1     3.2       6.71
                                                              ---------   ------  ------  ---------  ------     ------
          Total loans...................................       10,630.7    149.7    5.65   10,603.2   190.3       7.20
                                                              ---------   ------  ------  ---------  ------     ------
               Total earning assets.....................       14,751.5    195.9    5.33   14,995.3   257.4       6.88
Allowance for loan and lease losses.....................         (156.3)                     (152.5)
Cash and due from banks.................................          750.5                       780.6
Other assets............................................        1,663.9                     1,842.1
                                                              ---------                   ---------
       Total assets.....................................      $17,009.6                   $17,465.5
                                                              =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand............................      $   102.5   $  0.2    0.84% $    91.2  $  0.3       1.37%
     Money market accounts..............................        2,892.9      8.4    1.17    2,879.2    17.3       2.41
     Savings............................................        1,231.5      3.0    0.97    1,151.2     4.3       1.47
     Other consumer time................................        2,583.2     26.5    4.11    2,883.5    40.5       5.63
     Large denomination time............................        1,868.1     10.5    2.26    1,966.5    24.6       5.02
Deposits in foreign banking office......................           90.7      0.5    2.03      132.8     1.4       4.32
                                                              ---------   ------  ------  ---------  ------     ------
               Total interest bearing deposits..........        8,768.9     49.1    2.25    9,104.4    88.4       3.89
                                                              ---------   ------  ------  ---------  ------     ------

Federal funds purchased and securities sold under
repurchase agreements...................................        1,115.6      4.6    1.64    1,539.3    16.1       4.20

Other borrowed funds, short-term........................          784.2      3.5    1.80      391.6     4.1       4.19
Long-term debt..........................................        1,210.6     13.2    4.38    1,011.1    15.2       6.04
                                                              ---------   ------  ------  ---------  ------     ------
               Total interest bearing liabilities.......       11,879.3     70.4    2.38   12,046.4   123.8       4.12
                                                              ---------   ------  ------  ---------  ------     ------
Noninterest bearing deposits............................        2,910.7                     2,790.5
Other liabilities.......................................          482.3                       936.7
Redeemable preferred stock .............................            9.0                         8.7
Stockholders' equity....................................        1,728.3                     1,683.2
                                                              ---------                   ---------
     Total liabilities and stockholders' equity.........      $17,009.6                   $17,465.5
                                                              =========                   =========

Net interest income, tax-equivalent basis..............                   $125.5                     $133.6
                                                                          ======                     ======
Net interest spread (4).................................                            2.95%                         2.76%
Contribution of interest free sources of funds..........                            0.46                          0.81
Net interest margin(5)..................................                            3.41                          3.57

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

       Average Balances, Interest Yields and Rates and Net Interest Margin
                             (Tax-Equivalent Basis)


                                                                                 Six Months Ended
                                                              --------------------------------------------------------
                                                                      June 30, 2002         June 30, 2001 As Restated
                                                              ----------------------------  --------------------------
                                                               Average              Yield/  Average             Yield/
                                                               Balance  Interest(1) Rate(1) Balance Interest(1) Rate(1)
                                                              --------- ----------- ------- ------- ----------- ------
                                                                                (dollars in millions)
ASSETS
Earning assets:
     Trading account securities ........................      $     7.6   $  0.1    2.25% $     6.2   $  0.2      5.19%
     Money market investments ..........................          752.3      6.5    1.74       25.8      0.6      4.79
Investment securities (2):
     Taxable ...........................................        2,871.5     75.8    5.32    3,576.9    110.3      6.22
     Tax exempt ........................................          469.6     18.2    7.81      466.9     18.8      8.14
     Equity investments ................................          319.1      7.1    4.51      286.9      7.2      5.07
                                                              ---------   ------  ------  ---------   ------    ------
          Total investment securities ..................        3,660.2    101.1    5.57    4,330.7    136.3      6.35
                                                              ---------   ------  ------  ---------   ------    ------
Loans held for sale ....................................           54.7      1.7    6.19      43.7       1.4      6.52
Loans (net of unearned income) (3):
     Commercial ........................................        3,909.2     90.6    4.67    3,717.2    133.8      7.26
     Commercial real estate ............................        2,414.9     67.4    5.63    2,324.2     89.6      7.77
     Residential mortgage ..............................          437.1     15.7    7.23      596.5     22.6      7.64
     Direct retail .....................................        2,457.8     88.1    7.24    2,187.2     91.5      8.43
     Commercial leases receivable ......................          664.0     13.8    4.18      655.5     15.3      4.70
     Indirect retail loans and leases receivable .......          565.6     21.2    7.56      961.3     35.8      7.52
     Foreign ...........................................          200.1      3.9    3.93      195.0      7.4      7.67
                                                              ---------   ------  ------  ---------   ------    ------
          Total loans ..................................       10,648.7    300.7    5.70   10,636.9    396.0      7.51
                                                              ---------   ------  ------  ---------   ------    ------
               Total earning assets ....................       15,123.5    410.1    5.47   15,043.3    534.5      7.17
Allowance for credit losses ............................        (154.5)                      (152.5)
Cash and due from banks ................................          790.2                       782.1
Other assets ...........................................        1,749.8                     1,816.6
                                                              ---------                   ---------
       Total assets ....................................      $17,509.0                   $17,489.5
                                                              =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits in domestic offices:
     Interest bearing demand                                  $   100.5      0.4    0.85% $    88.1   $  0.6      1.40%
     Money market accounts .............................        2,928.4     17.0    1.17    2,808.7     37.7      2.71
     Savings ...........................................        1,208.5      5.9    0.98    1,141.1      8.7      1.54
     Other consumer time ...............................        2,595.0     54.5    4.23    2,903.5     81.9      5.69
     Large denomination time ...........................        2,027.8     23.4    2.33    2,083.8     57.8      5.59
Deposits in foreign banking office .....................          163.0      2.1    2.54      198.5      5.3      5.37
                                                              ---------   ------  ------  ---------   ------    ------
               Total interest bearing deposits .........        9,023.2    103.3    2.31    9,223.7    192.0      4.20
                                                              ---------   ------  ------  ---------   ------    ------
Federal funds purchased and securities sold under
repurchase agreements ..................................        1,225.5     10.0    1.65    1,537.4     36.8      4.83

Other borrowed funds, short-term .......................          787.7      7.0    1.79      396.7      9.6      4.85
Long-term debt .........................................        1,165.0     26.6    4.59    1,009.1     32.2      6.44
                                                              ---------   ------  ------  ---------   ------    ------
               Total interest bearing liabilities ......       12,201.4    146.9    2.43   12,166.9    270.6      4.49
                                                               --------   ------  ------  ---------   ------    ------
Noninterest bearing deposits ...........................        2,954.4                     2,736.6
Other liabilities ......................................          630.2                       857.7
Redeemable preferred stock .............................            9.0                         8.7
Stockholders' equity ...................................        1,714.0                     1,719.6
                                                              ---------                   ---------
     Total liabilities and stockholders' equity ........      $17,509.0                   $17,489.5
                                                              =========                   =========
Net interest income, tax-equivalent basis ..............                  $263.2                      $263.9
                                                                          ======                      ======
Net interest spread (4) ................................                            3.04%                         2.68%
Contribution of interest free sources of funds .........                            0.47                          0.86
Net interest margin (5) ................................                            3.51                          3.54

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

         The following table presents the components of noninterest income for the three months ended June 30, 2002 and 2001.

                               Noninterest Income

                                                                        Three Months Ended
                                                                             June 30,                   Net Change
                                                                       ----------------------     --------------------
                                                                                      2001
                                                                        2002      As Restated     Amount       Percent
                                                                        ----      -----------     ------       -------
                                                                                     (dollars in thousands)
Service charges on deposit accounts ....................               $ 31,109     $  28,284     $  2,825        10.0%
Trust and investment advisory fees .....................                 21,183        20,840          343         1.6
Electronic banking income ..............................                  9,285         8,525          760         8.9
Mortgage banking income ................................                  5,209         5,934         (725)      (12.2)
FX Losses ..............................................                      -      (112,531)     112,531       100.0
Trading income - other .................................                  1,377         3,143       (1,766)      (56.2)
Consulting income ......................................                 13,036         4,958        8,078       162.9
Other income ...........................................                 24,617        22,802        1,815         8.0
                                                                       --------     ---------     --------    --------
               Total fees and other income .............                105,816       (18,045)     123,861       686.4
Securities gains (losses), net .........................                 (8,206)          187       (8,393)   (4,488.2)
                                                                       --------     ---------     --------    --------
        Total noninterest income (loss) ................               $ 97,610     $ (17,858)    $115,468       646.6%
                                                                       ========     =========     ========    ========

         Allfirst's noninterest income of $97.6 million for the quarter ended June 30, 2002 increased by $115.5 million over the same period last year due to lower FX Losses of $112.5 million and an increase in consulting income of $8.1 million related to CCS and Ketchum. The three months ended June 30, 2002 includes a $13.8 million other than temporary impairment loss on marketable equity securities arising from continued declines in the U.S. equity markets. This loss, included in securities gains (losses), is partially offset by $5.6 million in debt securities gains resulting from the reduction in Allfirst's investment portfolio. Excluding the FX Losses, consulting income, and securities gains (losses), adjusted noninterest income was $92.8 million, representing a $3.2 million or 3.6% increase over the same period in 2001.

         Service charges on deposit accounts were $31.1 million, up $2.8 million from the prior year. Corporate deposit service charges were up $2.0 million primarily as a result of cash management customers paying for more of their services in fees than in compensating balances. Retail deposit service charges increased $0.8 million from the second quarter of 2001 due to growth in free checking accounts that generally result in higher non-sufficient funds fee activity. Trust and investment advisory fees of $21.2 million increased slightly compared to 2001 with fee declines driven by weak equities markets offset by new sales activities and corporate trust growth. Electronic banking income, consisting of fee income from automated teller machines and interchange income from VISA debit card transactions, increased $0.8 million in the second quarter of 2002 compared to 2001 as debit card usage continues to expand.

         Mortgage banking income decreased $0.7 million. The second quarter of 2001 included a $0.7 million gain on the sale of residential mortgages. Other trading income decreased $1.8 million primarily as a result of lower sales of securities and derivative products to customers. Other income, which consists primarily of bank owned life insurance income, unused line of credit fees, standby letter of credit fees, merchant income, and fees from the sale of other bank products and services to customers, was $24.6 million for the second quarter of 2002 compared to $22.8 million for the second quarter of 2001. The growth in this category was driven by growth in standby letters of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

         The following table presents the components of noninterest income for the six months ended June 30, 2002 and 2001.

                               Noninterest Income

                                                                         Six Months Ended
                                                                              June 30,                 Net Change
                                                                       ----------------------     --------------------
                                                                                      2001
                                                                        2002      As Restated     Amount      Percent
                                                                        ----      -----------     ------      -------
                                                                                    (dollars in thousands)
Service charges on deposit accounts ....................               $ 61,247     $  53,800      $ 7,447        13.8%
Trust and investment advisory fees .....................                 43,120        43,241         (121)       (0.3)
Electronic banking income ..............................                 17,265        15,683        1,582        10.1
Mortgage banking income ................................                 11,142        10,726          416         3.9
FX Losses ..............................................                (16,988)     (151,275)     134,287        88.8
Trading income - other .................................                  3,396         6,203       (2,807)      (45.3)
Consulting income ......................................                 25,345         4,958       20,387       411.2
Other income ...........................................                 46,490        43,688        2,802         6.4
                                                                       --------     ---------     --------    --------
               Total fees and other income .............                191,017        27,024      163,993       606.8
Securities gains (losses), net .........................                 (5,060)          421       (5,481)   (1,301.9)
                                                                       --------     ---------     --------    --------
        Total noninterest income .......................               $185,957     $  27,445     $158,512       577.6%
                                                                       ========     =========     ========    ========

         Allfirst's noninterest income for the six months ended June 30, 2002 was $185.9 million, a $158.5 million increase from noninterest income for the first six months of 2001 due to lower FX Losses of $134.3 million and higher consulting income of $20.4 million related to CCS and Ketchum. The six months ended June 30, 2002 includes the $13.8 million other than temporary impairment loss on marketable equity securities that is included in securities gains (losses). This loss is partially offset by debt securities gains of $8.7 million driven primarily by the second quarter reduction in Allfirst's investment portfolio. Excluding the FX Losses, consulting income, and securities gains (losses), adjusted noninterest income was $182.7 million, representing a $9.3 million or 5.4% increase over the same period in 2001.

     Service charges on deposit accounts of $61.2 million were up $7.4 million from the prior year. Corporate deposit service charges were up $5.4 million primarily as a result of cash management customers paying for more of their services in fees than in compensating balances. Retail deposit service charges grew $2.0 million due to higher levels of non-sufficient funds activity and improved fee waiver management. Trust and investment advisory fees of $43.1 million were essentially unchanged from 2001, with fee declines driven by weak equities markets offset by new sales activities. Electronic banking income grew in 2002 to $17.3 million, an increase of $1.6 million due to increased fee income from automated teller machines and interchange income from VISA debit card transactions.

         Mortgage banking income for the first half of 2002 increased slightly from the prior year as commercial mortgage banking originations and placements remain strong. Other trading income decreased $2.8 million primarily as a result of lower sales of securities and derivative products to customers. Other income was $46.5 million for the first half of 2002 compared to $43.7 million for the same period in 2001. Growth in other income includes higher standby letter of credit fees of $2.0 million and increased bank owned life insurance income of $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

         The following table presents the components of noninterest expenses for the three months ended June 30, 2002 and 2001.

                              Noninterest Expenses

                                                                        Three Months Ended
                                                                             June 30,                  Net Change
                                                                       ----------------------     --------------------
                                                                                     2001
                                                                         2002     As Restated     Amount      Percent
                                                                         ----     -----------     ------      -------
                                                                                    (dollars in thousands)
Salaries and other personnel costs .....................               $ 89,007     $ 79,495      $ 9,512        12.0%
Equipment costs ........................................                 13,586       11,645        1,941        16.7
Occupancy costs ........................................                 10,053        9,066          987        10.9
Postage and communications ............................                   4,875        5,045         (170)       (3.4)
Advertising and public relations ......................                   4,846        4,792           54        1.13
FX Related Charge .....................................                   3,714            -        3,714       100.0
Other operating expenses ..............................                  28,701       21,909        6,792        31.0
                                                                       --------     --------      -------      ------
       Total operating expenses ........................                154,782      131,952       22,830        17.3
Intangible assets amortization expense .................                  1,659       11,764      (10,105)      (85.9)
                                                                       --------     --------      -------      ------
               Total noninterest expenses ..............               $156,441     $143,716      $12,725         8.9%
                                                                       ========     ========      =======      ======


         Allfirst's noninterest expenses for the quarter ended June 30, 2002 were $156.4 million, a $12.7 million increase from noninterest expenses for the quarter ended June 30, 2001. As described in Note 4 of the Notes to Consolidated Financial Statements, the change in accounting for goodwill amortization is reflected in the 2002 results. The second quarter of 2002 also includes the expenses of CCS and Ketchum. An additional FX Related Charge of $3.7 million as well as an increase in the automobile lease residual valuation allowance of $9.0 million due to continued weakness in user car prices were recorded during the quarter. Excluding goodwill amortization, CCS and Ketchum expenses, the FX Related Charge, and the change in the automobile lease residual valuation allowance, adjusted noninterest expenses were $132.4 million, representing a $3.2 million or 2.5% increase over the second quarter of 2001.

         Excluding CCS and Ketchum for purposes of comparability, salaries and other personnel costs increased to $79.9 million in the second quarter of 2002, a $3.2 million increase resulting primarily from an increase in pension expense. Pension costs were $3.0 million higher in 2002 due to the impact of weak financial markets on plan asset values. Equipment costs increased $1.9 million due to higher depreciation. Occupancy costs increased by $1.0 million primarily as a result of higher property rental expense.

         The FX Related Charge represents the costs associated with the special investigation of the Fraudulent Activities discussed in the Explanatory Statement, as well as other incremental direct costs arising from the Fraudulent Activities. Other incremental direct costs include legal fees, consulting fees associated with risk management processes, and additional Federal Deposit Insurance Corporation ("FDIC") premiums.

         Other operating expenses for the second quarter of 2002 were $28.7 million, up $6.7 million from the second quarter of 2001. The
$9.0 million increase in the automobile lease residual valuation allowance, partially offset by declines in professional services fee of $2.9 million, accounts for the growth in this expense category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Noninterest Expenses

         The following table presents the components of noninterest expenses for the six months ended June 30, 2002 and 2001.

                              Noninterest Expenses

                                                                         Six Months Ended
                                                                             June 30,                Net Change
                                                                         -------------------     --------------------
                                                                                     2001
                                                                         2002     As Restated    Amount      Percent
                                                                         ----     -----------    ------      -------
                                                                                   (dollars in thousands)
Salaries and other personnel costs .....................               $177,820     $155,808     $ 22,012      14.1%
Equipment costs ........................................                 26,385       23,042        3,343      14.5
Occupancy costs ........................................                 19,715       18,471        1,244       6.7
Postage and communications ............................                  10,004        9,558          446       4.7
Advertising and public relations ......................                   9,152        7,087        2,065      29.1
FX Related Charge .....................................                  13,714            -       13,714     100.0
Other operating expenses ..............................                  56,767       42,320       14,447      34.1
                                                                       --------     --------     --------    ------
       Total operating expenses ........................                313,557      256,286       57,271      22.3
Intangible assets amortization expense .................                  3,304       23,178      (19,874)    (85.7)
                                                                       --------     --------     --------    ------
               Total noninterest expenses ..............               $316,861     $279,464     $ 37,397      13.4%
                                                                       ========     ========     ========    ======

         Allfirst's noninterest expenses for the six months ended June 30, 2002 were $316.9 million, a $37.4 million increase from noninterest expenses for the six months ended June 30, 2001. As described previously, the change in accounting for goodwill amortization as well as the expenses of CCS and Ketchum are reflected in the 2002 results. In addition, the first half results include the FX Related Charge of $13.7 million and an increase in the automobile lease residual valuation allowance of $10.4 million. Excluding goodwill amortization, CCS and Ketchum expenses, the FX Related Charge, and the change in the automobile lease residual valuation allowance, adjusted noninterest expenses were $272.1 million, representing a $16.5 million or 6.5% increase over 2001.

         Excluding CCS and Ketchum, salaries and other personnel costs increased to $161.3 million in the first half of 2002, up $8.2 million with $7.0 million of the increase attributable to higher pension costs. The pension cost increase is due primarily to the lower earnings on plan assets resulting from the weak financial markets. Equipment costs increased $3.3 million due to higher depreciation and maintenance and repairs expense. Occupancy costs exhibited an increase of $1.2 million primarily due to higher property rental expense.

         Advertising and public relations costs were $9.2 million, an increase of $2.1 million due to the acceleration of marketing campaigns in the first half of 2002. Other operating expenses for the first six months of 2002 were $56.8 million, up $14.4 million from 2001. Expense growth was driven by the $10.4 million increase in the automobile lease residual valuation allowance and higher deferred compensation expenses of $3.8 million.

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

Interest Rate Risk Management

         Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments such as interest rate swaps, interest rate caps and floors, financial futures, and options. At June 30, 2002, Allfirst's equity at risk and earnings at risk remained in compliance with Allfirst's policy limits.

         As a result of the Fraudulent Activities, it is intended that AIB Group Treasury will play the principal role in managing elements of interest rate risk on behalf of Allfirst in the future. The implications of this change on Allfirst's financial position and results of operations cannot be quantified at this time.

Fixed Income and Derivative Trading Risk Management

         Allfirst maintains active securities and interest rate derivative trading positions resulting from transactions on behalf of corporate customers. There has been no material change in the market risk of these portfolios during the first six months of 2002. As a result of the Fraudulent Activities, Allfirst has ceased all proprietary fixed income and derivative trading risk management activities.

Foreign Exchange Risk Management

         In 2001 and prior years, Allfirst maintained active FX trading positions to service the needs of its corporate and retail customers as well as for its own trading account. As a result of the Fraudulent Activities, Allfirst has ceased all proprietary FX trading activities. However, Allfirst will continue to meet the FX needs of customers.

LIQUIDITY RISK MANAGEMENT

         Liquidity refers to the ability of Allfirst to meet current and future financial obligations as well as to take advantage of investment opportunities in a timely and cost effective manner. These financial obligations include but are not limited to deposit withdrawals, loan funding, liability maturities and general corporate requirements. Liquidity needs are met through the issuance of liabilities at acceptable costs within an acceptable period of time, through the maturity or sale of assets, and through funds provided by operations. Refer to the Consolidated Statement of Cash Flows for an analysis of cash flows from operating, investing and financing activities.

         The ability to maintain regular access to competitively priced wholesale funds is dependent on strong credit ratings from the major credit rating agencies (Moody's, Standard & Poors ("S&P"), and Fitch). At August 14, 2002, the Allfirst parent company and Allfirst Bank's short-term and long-term ratings are as follows:

                                                               Moody's        S&P        Fitch
                                                               -------        ---        -----
                   Allfirst parent company:
                        Subordinated debt....................     A3          A-           A+
                        Commercial paper.....................    P-1          A-2          F1
                   Allfirst Bank:
                        Long term deposits...................     A1          A-           A+
                        Short term deposits..................    P-1          A-2          F1
                        Bank financial strength..............     D+           -           -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Shortly after Allfirst announced the Fraudulent Activities in February 2002, Moody's confirmed the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank but lowered Allfirst Bank's strength rating from C+ to D+. The strength rating is a rating that represents Moody's opinion of a bank's intrinsic safety and soundness. Banks with a D rating possess adequate financial strength that may be limited by a factor such as an unstable operating environment while banks with a C rating possess good intrinsic financial strength. Moody's ratings outlook is stable.

         On April 15, 2002, S&P downgraded the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank. At the same time, S&P removed the ratings of the Allfirst parent company and Allfirst Bank from CreditWatch, where they were placed on February 6, 2002. S&P's ratings outlook is stable.

         Fitch Ratings downgraded the long-term and short-term credit ratings of the Allfirst parent company and Allfirst Bank on May 9, 2002. At the same time, Fitch removed the ratings from Negative Rating Watch, where they were placed following Allfirst's announcement of the Fraudulent Activities in February 2002. Fitch's ratings outlook is stable.

         Allfirst maintains a contingency funding plan to prepare for the possibility of a liquidity crisis and to establish a framework for dealing with such a crisis. Since the announcement of the Fraudulent Activities, Allfirst has managed liquidity in accordance with its contingency funding plan. Since that time, Allfirst Bank has experienced a slight increase in core deposits and approximately 40% of its unsecured Federal funds purchased capacity, which was temporarily lost, has returned. Moreover, Allfirst Bank has been a net seller of Federal funds as a result of actions taken under the contingency funding plan, which have included the funding of investment securities through repurchase agreements, the sale of investment securities and acquisition of short-term funding from AIB. At June 30, 2002, AIB had provided $250 million of short-term funding with maturities of less than 30 days priced at LIBOR.

         At June 30, 2002, Allfirst Bank, serving in the capacity of remarketing agent, was holding $57 million of variable rate demand bonds ("VRDBs") within investment securities available for sale. The VRDBs, which are enhanced by a direct-pay letter of credit provided by Allfirst Bank, are an attractive credit product for Allfirst's corporate customers by providing direct access to the capital markets. This results in lower funding costs by replacing the customer's credit rating with Allfirst Bank's credit rating. Investors generally have the right to sell the bonds to the remarketing agent with seven days notice.

         The typical interest rate reset is weekly and is based primarily on Allfirst Bank's credit rating. Allfirst will continue to externally remarket the VRDBs currently held. As of June 30, 2002, the total amount of VRDBs outstanding backed by an Allfirst Bank letter of credit was $1.2 billion.

         Dividends from subsidiaries are generally the primary source of funds for the liquidity requirements of the Allfirst parent company. However, in light of current dividend restrictions at Allfirst Bank arising from the FX Losses, the Allfirst parent company's funding requirements will be managed through funding provided by AIB. AIB has provided $400 million of funding to the Allfirst parent company. The long-term portion of this funding consists of $200 million of debt with a term of five years (maturing in February 2007) priced at LIBOR + 40 basis points plus $100 million of debt with a term of five years (maturing in May 2007) priced at LIBOR + 75 basis points. The $100 million long-term debt was provided on May 14, 2002 to cover a $100 million subordinated debt issue maturing on May 15, 2002. The short-term portion of this funding, $100 million with a six-month term (maturing in August 2002) priced at six month LIBOR, was rolled over at maturity on August 7, 2002 for an additional three-month term (maturing in November 2002) with pricing at three month LIBOR.

         At June 30, 2002, approximately $2.4 billion of loans and investment securities available for sale were pledged as collateral for securities sold under agreement to repurchase transactions, collateralized deposit programs, FHLB borrowings, and at the Federal Reserve discount window. On July 12, Allfirst finalized a secured credit facility that results in an additional $0.7 billion of consumer loan assets pledged as collateral. In addition, Allfirst is currently negotiating a secured credit facility that, if completed, would result in an additional $1.8 billion of assets, primarily loans secured by commercial real estate, pledged as collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Large denomination certificates of deposit (excluding AIB funding) have declined by $482 million to $1.7 billion from March 31, 2002 to June 30, 2002. Allfirst has utilized other unsecured funding sources to replace these maturing deposits. Since Allfirst's short-term ratings are still satisfactory, access to all wholesale funding sources is gradually returning.

ANALYSIS OF FINANCIAL CONDITION

        Allfirst's total assets at June 30, 2002 were $17.3 billion, a $1.5 billion decrease from total assets of $18.8 billion at December 31, 2001. The decrease was primarily due to a decrease in cash and due from banks of $478 million, as well as decreases in investment securities available for sale of $695 million and federal funds sold and securities purchased under resale agreements of $186 million.

        Investment securities available for sale of $3.4 billion at June 30, 2002 decreased $695 million from the December 31, 2001 level of $4.1 billion, as a result of net portfolio sales to enhance Allfirst's liquidity position as well as to reduce optionality risk. At June 30, 2002, the investment securities available for sale portfolio had net unrealized gains of $66.8 million as compared to $26.3 million at December 31, 2001. The taxable equivalent yield on the entire securities portfolio for the six months ended June 30, 2002 was 5.57% compared to 6.35% for the same period in 2001. Investment securities sold in the first six months of 2002 totaled $2.2 billion and generated pretax gains of $9.1 million, while purchases totaled $2.1 billion and maturities, calls and paydowns of securities totaled $655 million.

        Total loans and leases of $10.7 billion at June 30, 2002 decreased $88 million when compared to December 31, 2001. Excluding curtailed portfolios, loans and leases increased $151 million compared to December 31, 2001 with increases in commercial loans of $70 million, commercial real estate loans of $26 million, and direct retail loans of $83 million. Curtailed or runoff portfolios, consisting of indirect retail lending / leasing and residential mortgages, decreased $239 million from year end levels. Indirect retail loans and leases of $474 million at June 30, 2002 decreased $181 million compared to December 31, 2001 as a result of portfolio runoff. Allfirst continues to service its existing indirect loan portfolio. Residential mortgage loans declined $58 million due to the sale of $25 million in residential mortgage loans during the first quarter of 2002 as well as portfolio runoff.

        At June 30, 2002, core deposits of $10.0 billion were down $0.8 billion from year end with noninterest bearing deposits down $0.7 billion. The decline in noninterest bearing deposits was driven primarily by the daily volatility of commercial demand deposits, which are historically higher on Mondays (as at December 31) and decline throughout the week with lows generally on Fridays (as at June 28, the last business day in June). In addition, commercial demand deposit balances are normally higher at year end. Core interest bearing deposits decreased $104 million to $6.9 billion due primarily to a $162 million decline in money market deposit balances partially offset by an increase of $74 million in savings balances. Excluding the daily volatility impact of commercial demand deposit balances, core deposits have increased approximately $200 million since the Fraudulent Activities were disclosed on February 6, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ASSET QUALITY

         Nonperforming assets were $135.5 million at June 30, 2002, compared to $88.7 million at December 31, 2000, an increase of $46.8 million. During the first half of 2002, nonaccrual loans increased $49.9 million, due primarily to a $50 million loan to a large telecommunications customer that was placed on nonaccrual during the second quarter. Total additions to nonaccrual loans in the first six months of 2002 aggregated $91.1 million, while reductions in nonaccrual loans totaled $41.2 million, comprised of paydowns and payoffs of $26.0 million, chargeoffs of $8.3 million, loans returned to accrual status of $5.1 million and transfers to other real estate and other assets owned of $1.8 million.

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

         The process of establishing and managing the allowance with respect to Allfirst's commercial portfolios begins when a loan officer initially assigns each loan or lease a risk rating, based on a ten-point numerical scale and using established credit criteria. Risk ratings are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience; adjustment factors that are considered include: trends in the economy, the levels and trends in past due and non-accrual loans; trends in loan volume; effects of any changes in lending policies and procedures; changes in underwriting; and the experience and depth of lending management.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The unallocated portion of the allowance is not attributable to any specific components of the loan portfolio, but is available to support losses that are probable within the high end of the range of losses that management has identified when establishing the specific and general portions of the allowance. Allfirst has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist within the loan portfolios. The judgmental aspects involved in application of risk rating criteria, the quality of individual loan analyses and initial assessments of collateral values can also contribute to undetected, but probable, losses. Management uses quantitative tools to assist it in evaluating the overall reasonableness of the unallocated reserve. The unallocated reserve protects Allfirst from errors or subjectivity that might occur in establishing the allowance.

        The provision for loan and lease losses for the first six months of 2002 was $41.2 million, an increase of $25.7 million from the $15.5 million provision for the first six months of 2001. The provision increase was primarily attributable to the $50 million telecommunications credit placed on nonaccrual during the second quarter. The provision covered net chargeoffs of $12.7 million and provided for a $28.5 million increase in the allowance from $152.5 million to $181.0 million. Concurrent with the quarterly application of quantitative empirical methodologies and a conservative judgmental process, senior management determined that a $28.5 million increase in the allowance was warranted due to the increase in criticized assets and specific reserves. At June 30, 2002, unallocated reserves totaled $35.3 million, representing 19.5% of the total allowance for loan and lease losses, compared to $28.4 million, or 18.6% at year end 2001. The increase in unallocated reserves is warranted given the uncertainty about the impact of the volatility in the capital markets and concern about accounting irregularities at other public companies on Allfirst's commercial portfolio.

        From December 31, 2001 to June 30, 2002, specific reserves increased by $34 million to $44.9 million due to the increase in nonaccrual loans with $25 million of the increase attributable to the $50 million telecommunications credit previously discussed. Total allocated reserves for all portfolios increased by $21.6 million to $145.7 million. Higher reserves in the commercial portfolio resulted from increased criticized exposure, primarily in the communications sector, and higher specific reserves. In the commercial real estate portfolio, continuing strong asset quality was balanced with some weakening in the regional commercial real estate markets, resulting in slightly higher reserves. The level of reserves for the $79 million commercial aircraft leveraged lease portfolio were unchanged. Reserves on that portfolio were substantially increased in the third quarter of 2001 reflecting the vulnerability of the airline industry post September 11th. Overall reserves for retail loans and leases were stable. Reserves on the curtailed indirect portfolios decreased by $900 thousand due to accelerated runoff, somewhat offset by increased loss rates on those portfolios. Changes in reserves for other direct retail portfolios were modest, reflecting stable and strong asset quality.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The following tables detail information on the Allowance for Loan and Lease Losses and Net Loan Losses for the six months ended June 30, 2002 and 2001 and Nonperforming Assets at June 30, 2002 and December 31, 2001.



ALLOWANCE FOR LOAN AND LEASE LOSSES                                                           Six Months Ended
                                                                                                  June 30,
                                                                                            ----------------------
                                                                                              2002          2001
                                                                                            --------      --------
                                                                                                (in thousands)
Beginning balance ...................................................                       $152,539      $152,539
Provision for credit losses .........................................                         41,170        15,509
Net losses charged off ..............................................                        (12,670)      (15,509)
Allowance attributable to loans sold ................................                              -             -
                                                                                            --------      --------
      Ending balance ................................................                       $181,039      $152,539
                                                                                            ========      ========

Allowance for loan and lease losses as a percentage of :
      Period end loans ..............................................                           1.70%         1.45%
      Nonperforming loans ...........................................                          143.2         222.5

NET LOAN LOSSES (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans ....................................................                           0.34%         0.44%
Commercial real estate loans ........................................                           0.00          0.02
Residential mortgages ...............................................                           0.27          0.39
Direct retail loans .................................................                           0.33          0.38
Commercial leases receivable ........................................                          (0.02)        (0.09)
Indirect retail loans and leases receivable .........................                           0.98          0.79
Foreign loans .......................................................                          (0.03)        (0.25)
                                                                                            --------      --------
      Total  ........................................................                           0.24%         0.29%

NONPERFORMING ASSETS
                                                                                            June 30,     December 31,
                                                                                              2002           2001
                                                                                            --------     ------------
                                                                                                (in thousands)
Nonaccrual loans:
Domestic:
     Commercial                                                                             $ 91,973      $ 47,764
     Commercial real estate .........................................                          5,814         4,038
     Residential mortgage ...........................................                         12,079        16,035
     Direct retail ..................................................                            535             -
     Commercial lease receivable ....................................                         14,905         6,750
Foreign .............................................................                          1,100         1,943
                                                                                            --------      --------
          Total nonaccrual loans ....................................                        126,406        76,530
Other real estate and assets owned (1) ..............................                          8,261         9,777
Other ...............................................................                            842         2,411
                                                                                            --------      --------
          Total nonperforming assets ................................                       $135,509      $ 88,718
                                                                                            ========      ========
Nonperforming assets as a percentage of:
     Total loans, net of unearned income plus other foreclosed
       assets owned .................................................
                                                                                                1.27%         0.82%
Accruing loans contractually past due 90 days or more as to principal or interest
      Domestic ......................................................                       $ 22,651      $ 36,848
                                                                                            ========      ========
      Foreign .......................................................                          9,247         8,352
                                                                                            ========      ========

--------------------
(1) Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

CAPITAL ADEQUACY AND RESOURCES

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

        At June 30, 2002, Allfirst's Tier 1 risk based capital ratio was 7.94% ($1.2 billion of Tier 1 capital) and its total risk based capital ratio was 11.81% ($1.8 billion of total regulatory capital). Tier 1 capital consists primarily of common stockholders' equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated capital trust preferred securities, the allowance for loan and lease losses, and other off-balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. The leverage ratio was 7.37% at June 30, 2002.

        Substantially the same capital requirements are applied to Allfirst's banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at June 30, 2002, the capital ratios of Allfirst Bank, Allfirst's principal banking subsidiary, compare favorably with the "well capitalized" standard as defined by regulatory authorities.

                             Capital Adequacy Ratios

                                                   Regulatory Capital Ratios
                                                -------------------------------
                                                Tier 1       Total     Leverage
                                                ------       -----     --------

Allfirst ................................         7.94%      11.81%       7.37%
Allfirst Bank............................         7.86       11.44        7.16
Regulatory Guidelines:
     Minimum.............................         4.00        8.00        3.00
     Minimum to be "Well Capitalized"....         6.00       10.00        5.00

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

        A nonbank subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. Under this program, loans are sold by Allfirst with recourse. The application of the new capital rule will reduce Allfirst's regulatory capital ratios by adding up to $1.5 billion in risk adjusted assets related to loans sold with recourse. The capital ratios of Allfirst Bank will not be impacted by this rule.

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

EXECUTIVE MANAGEMENT CHANGE

         Susan C. Keating, president and chief executive officer of Allfirst, resigned effective July 31, 2002. Eugene Sheehy, Chairman of the Board of Allfirst, assumed the added responsibilities of president and chief executive officer.

STRATEGIC DEVELOPMENTS

         A range of initiatives is currently being considered to accelerate delivery of the growth potential of the franchise. A plan is under development, completion of which is expected before the end of the third quarter. A restructuring charge is likely to be incurred in order to achieve efficiencies.

WRITTEN AGREEMENT

         On May 16, 2002, Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. entered into a written agreement with the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Maryland Commissioner of Financial Regulation and the Central Bank of Ireland (the "Written Agreement"). The Written Agreement requires Allfirst, among other things, to:

         (a) submit a management plan to strengthen management and improve the board of director's oversight of Allfirst's officers and operations;

         (b) prepare written findings and conclusions regarding management's adherence to established risk management policies and procedures;

         (c) establish policies acceptable to its supervisory authorities to enhance the risk management, internal controls and management information systems of Allfirst; and

         (d) enhance the written internal audit program for Allfirst in a manner acceptable to its supervisory authorities.

         Compliance with the terms of the written agreement is not expected to have a material impact on Allfirst's consolidated financial position or results of operations.

POTENTIAL REGULATORY ACTION

         A potential enforcement action by the U.S. Securities and Exchange Commission ("SEC") could be imposed with respect to the Fraudulent Activities. However, at this time there have been no discussions between Allfirst and the SEC regarding this issue. The nature and effects of any potential SEC enforcement action cannot be predicted.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Information required by this item is under the caption, "Market Risk Management".

                          Part II. - Other Information

Item 1.  Legal Proceedings

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

         Shareholder Class Actions. On March 5, 2002, a class action lawsuit was filed in the United States District Court for the Southern District of New York by Walter P. Linn against AIB, Allfirst and several current and former officers of Allfirst and Allfirst Bank (the "Defendants"). On April 26, 2002, an amended complaint was filed by Mr. Linn. Mr. Linn purports to represent a class of all purchasers of the securities of AIB from February 6, 1999 through February 6, 2002 (excluding the named Defendants and any officers or directors of AIB and their immediate family members). The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder arising out of the $691 million of foreign exchange currency trading losses at Allfirst Bank (the "FX Trading Losses").

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

         Shareholder Derivative Action. On May 13, 2002, Tomran, Inc., a holder of 4800 AIB ADRs, filed on behalf of Allfirst Bank a derivative action in the Circuit Court for Baltimore City, Maryland against certain current and former directors and officers of Allfirst Bank. Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. were named as nominal defendants. The complaint alleges negligence and gross negligence by the defendants in the management and oversight of the foreign exchange trading activities at Allfirst Bank and seeks recovery of the full amount of the foreign exchange trading losses. The current and former directors and officers moved to dismiss the action as did the nominal defendants.

         The likely disposition of the lawsuits and their effect on Allfirst cannot be determined at this time.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  (1) Allfirst Financial Inc., dated and filed April 25,
                      2002 (item 5)
                  (2) Allfirst Financial Inc., dated April 24, 2002 and
                      filed May 1, 2002 (item 4)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Allfirst Financial Inc.

August 14, 2002           By /s/ Maurice J. Crowley
                          ----------------------------
                          Executive Vice President and Chief Financial Officer

August 14, 2002           By /s/ Robert L. Carpenter, Jr.
                          ----------------------------------
                          Executive Vice President and Controller