Form 10-Q
period 2002-09-30
ALLFIRST FINANCIAL INC
filed 2002-11-15
CIK 36510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Item 1.     Financial Statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 As Restated	2002	2001 As Restated
	(in thousands)
Interest Income
Interest and fees on loans and leases	$145,246	$180,459	$444,762	$574,575
Interest and dividends on investment securities:
Taxable	32,152	50,594	107,902	160,897
Tax-exempt	5,833	5,936	18,116	18,186
Dividends	3,992	3,739	10,859	10,644
Interest on loans held for sale	657	953	2,336	2,369
Other interest income	2,329	875	8,894	1,645

Total interest and dividend income	190,209	242,556	592,869	768,316

Interest Expense
Interest on deposits	44,134	77,301	147,421	269,326
Interest on Federal funds purchased and other short-term borrowings	10,365	17,101	27,375	63,433
Interest on long-term debt	12,411	14,280	38,954	46,527

Total interest expense	66,910	108,682	213,750	379,286

Net Interest Income	123,299	133,874	379,119	389,030
Provision for loan and lease losses	32,906	5,912	74,076	21,421

Net Interest Income After Provision for Loan and Lease Losses	90,393	127,962	305,043	367,609

Noninterest Income
Service charges on deposit accounts	31,454	28,676	92,701	82,476
Trust and investment advisory income	20,455	22,397	63,575	65,638
Electronic banking income	9,328	8,788	26,593	24,471
Mortgage banking income	4,567	4,650	15,709	15,375
FX Income (Losses)	—	46,419	(16,988)	(104,856)
Trading income – other	1,874	3,353	5,270	9,556
Consulting income	12,331	10,378	37,676	15,336
Other income	27,627	24,504	74,117	68,193
Securities gains (losses), net	25	338	(5,035)	759

Total noninterest income	107,661	149,503	293,618	176,948

Noninterest Expense
Salaries and other personnel costs	89,328	86,399	267,148	242,207
Early Retirement Charge	27,336	—	27,336	—
Equipment costs	14,934	12,301	41,310	35,343
Occupancy costs	10,133	9,629	29,849	28,100
Postage and communications	5,063	5,282	15,064	14,840
Advertising and public relations	3,329	4,204	12,481	11,291
FX Related Charge	—	—	13,714	—
Other operating expenses	21,960	25,090	78,737	67,409
Intangible assets amortization expense	1,837	12,786	5,142	35,964

Total noninterest expenses	173,920	155,691	490,781	435,154

Income before income taxes	24,134	121,774	107,880	109,403
Income tax expense	3,187	40,916	25,119	32,684

Net Income	20,947	80,858	82,761	76,719
Dividends on preferred stock	—	101	203	304

Net Income to Common Stockholders	$20,947	$80,757	$82,558	$76,415

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2002	December 31, 2001
	(in thousands, except per share amounts)
Assets
Cash and due from banks	$1,165,493	$1,286,131
Interest bearing deposits in other banks	3,188	4,869
Trading account securities	69	41,676
Federal funds sold and securities purchased under resale agreements	757,400	922,675
Investment securities available for sale	4,295,881	4,101,133
Loans held for sale	37,388	38,186
Loans, net of unearned income of $152,470 in 2002 and $185,601 in 2001, respectively:
Commercial	3,804,203	3,930,556
Commercial real estate	2,392,566	2,395,841
Residential mortgage	396,474	472,082
Direct retail	2,567,310	2,420,376
Commercial leases receivable	623,119	679,554
Indirect retail loans and leases receivable	398,505	654,359
Foreign	217,225	201,103

Total loans, net of unearned income	10,399,402	10,753,871
Allowance for loan and lease losses	(181,039)	(152,539)

Loans, net	10,218,363	10,601,332

Premises and equipment	243,790	244,607
Due from customers on acceptances	1,906	3,274
Goodwill	769,082	770,092
Other intangible assets	16,957	19,825
Other assets	806,111	784,131

Total assets	$18,315,628	$18,817,931

Liabilities and Stockholders’ Equity
Domestic deposits:
Noninterest bearing deposits	$3,489,568	$3,848,733
Interest bearing deposits	6,831,604	6,993,744

Total core deposits	10,321,172	10,842,477
Large denomination time deposits	716,565	1,922,324
Interest bearing deposits in foreign banking office	87,824	305,490

Total deposits	11,125,561	13,070,291
Federal funds purchased and securities sold under repurchase agreements	2,410,648	1,126,302
Other borrowed funds, short-term	1,079,153	566,904
Bank acceptances outstanding	1,906	3,274
Other liabilities	705,463	1,376,571
Long-term debt	1,208,831	1,010,116

Total liabilities	16,531,562	17,153,458

4.50% Cumulative, Redeemable Preferred Stock, $5 par value per share, $100 liquidation preference per share: authorized and issued 0 and 90,000 shares in 2002 and 2001, respectively	—	8,858
Minority interest	107	113
Stockholders’ equity:
Common Stock, no par value; authorized 1,200,000 shares, issued 597,763 shares	85,395	85,395
Capital surplus	582,816	582,816
Retained earnings	1,054,290	971,874
Accumulated other comprehensive income	61,458	15,417

Total stockholders’ equity	1,783,959	1,655,502

Total liabilities, redeemable preferred stock, minority interest and stockholders’ equity	$18,315,628	$18,817,931

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in thousands)
Nine Months Ended September 30, 2001 As Restated
Balance, December 31, 2000 As Restated	$85,395	$582,816	$(14,932)	$1,103,323	$1,756,602
Net income As Restated	—	—	—	76,719	76,719
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	(505)	—	(505)
Change in unrealized gains/losses on investment securities, net of reclassification adjustment (1)	—	—	40,101	—	40,101

Other comprehensive income					39,596

Comprehensive income					116,315

Accretion of redeemable preferred stock	—	—	—	(200)	(200)
Dividends declared on common stock	—	—	—	(94,400)	(94,400)
Dividends declared on redeemable preferred stock	—	—	—	(304)	(304)

Balance, September 30, 2001 As Restated	$85,395	$582,816	$24,664	$1,085,138	$1,778,013

Nine Months Ended September 30, 2002
Balance, December 31, 2001	$85,395	$582,816	$15,417	$971,874	$1,655,502
Net income	—	—	—	82,761	82,761
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	228	—	228
Foreign exchange translation adjustment	—	—	(6)	—	(6)
Change in unrealized gains/losses on investment securities, net of reclassification adjustment (1)	—	—	45,819	—	45,819

Other comprehensive income					46,041

Comprehensive income					128,802

Accretion of redeemable preferred stock	—	—	—	(142)	(142)
Dividends declared on redeemable preferred stock	—	—	—	(203)	(203)

Balance, September 30, 2002	$85,395	$582,816	$61,458	$1,054,290	$1,783,959

(1) Disclosure of reclassification amount:	Nine Months Ended September 30,
	2002	2001
Net unrealized holding gains on investment securities arising during period	$42,775	$40,893
Less: reclassification adjustment for realized gains (losses) included in net income	(3,044)	792

Change in unrealized gains on investment securities, net of tax	$45,819	$40,101

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001 As Restated
	(in thousands)
Operating Activities
Net income	$82,761	$76,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	74,076	21,421
Provision for other real estate losses	1,479	15
Amortization of intangibles	5,142	35,964
Depreciation and amortization	34,507	25,000
Deferred income tax expense	17,234	6,715
Net gain on the sale of assets	(7,095)	(819)
Net decrease in loans held for sale	798	13,851
Net decrease (increase) in trading account securities	41,607	(2,746)
Net decrease in accrued interest receivable	1,021	16,007
Net decrease in accrued interest payable	(14,597)	(27,955)
Net (decrease) increase in derivative and FX net liabilities	(536,840)	183,422
Net decrease in current taxes receivable	64,370	49,548
Other, net	31,959	24,230

Net cash provided by (used for) operating activities	(203,578)	421,372

Investing Activities
Proceeds from sales of investment securities available for sale	2,420,296	1,109,708
Proceeds from paydowns and maturities of investment securities available for sale	882,621	893,057
Purchases of investment securities available for sale	(3,702,564)	(1,813,512)
Net decrease in short-term investments	165,275	41,430
Proceeds from the sale of loans	47,944	—
Purchase of commercial loan portfolio	—	(161,000)
Net receipts from lending activities of banking subsidiaries	270,603	273,710
Principal collected on loans of nonbank subsidiaries	12,819	11,376
Loans originated by nonbank subsidiaries	(29,831)	(11,402)
Principal payments received under leases	4,282	3,450
Purchases of assets to be leased	(1,838)	(2,250)
Proceeds from the sale of other real estate and other assets owned	6,767	17,942
Purchases of premises and equipment	(30,469)	(59,929)
Proceeds from the sale of premises and equipment	765	1,370
Purchase of non-bank subsidiary, net of cash acquired	(3,273)	(43,423)
Other, net	(4,787)	(29,262)

Net cash provided by investing activities	38,610	231,265

Financing Activities
Net decrease in deposits	(1,944,730)	(1,083,633)
Net increase in short-term borrowings	1,696,593	407,005
Proceeds from short-term funding provided by AIB	100,000	—
Proceeds from long-term funding provided by AIB	300,000	—
Repayment of long-term debt	(100,000)	—
Redemption of preferred stock	(9,000)	—
Redemption of minority interest	(6)	—
Cash dividends paid	(202)	(94,704)

Net cash provided by (used for) financing activities	42,655	(771,332)

Foreign currency translation adjustment	(6)	—
Decrease in cash and cash equivalents	(122,319)	(118,695)
Cash and cash equivalents at January 1,	1,291,000	935,242

Cash and cash equivalents at September 30,	$1,168,681	$816,547

Supplemental Disclosures
Interest payments	$228,348	$407,241
Income tax (refunds) payments	(46,071)	12,157
Noncash Investing And Financing Activities
Loan chargeoffs	53,385	28,308
Transfers to other real estate and other assets owned	3,359	4,922

See accompanying notes to consolidated financial statements

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EXPLANATORY STATEMENT

On February 6, 2002, Allfirst Financial Inc. and subsidiaries (“Allfirst”) announced that its parent, Allied Irish Banks, p.l.c. (“AIB”), was undertaking a full investigation into fraudulent foreign exchange trading activities at Allfirst. This investigation was led by former U.S. Comptroller of the Currency Eugene Ludwig with Wachtell, Lipton, Rosen & Katz acting as outside counsel to Allfirst and AIB in connection with the investigation. The losses arising from the fraudulent activities were disclosed by Allfirst in an earnings release dated February 20, 2002. The financial statements and notes thereto for the first nine months of 2001 are restated to reflect the effects of the fraudulent proprietary foreign exchange trading activities. The fraudulent trading activities and the resulting losses are referred to from time to time in this report as the “Fraudulent Activities” and the “Fraud Losses”, respectively, and proprietary foreign exchange trading income (losses) are referred to as “FX Income (Losses)”. FX Income (Losses) include both authentic and fraudulent trading activity. For additional information on the Fraudulent Activities and the Fraud Losses, refer to the 2001 Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 1, 2002.

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Allfirst Financial Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements were compiled in accordance with the accounting policies set forth in note 1 of Notes to Consolidated Financial Statements included in Allfirst’s 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (which consist of only normal, recurring accruals) necessary for a fair presentation have been included. Certain prior years’ amounts have been reclassified to conform with the presentation used for the current year. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the 2001 Annual Report.

2.    Pending Merger with M&T

On September 26, 2002, Allfirst entered into a definitive Agreement and Plan of Reorganization with AIB and M&T Bank Corporation, a New York corporation (“M&T”), dated as of September 26, 2002 (the “Reorganization Agreement”). Pursuant to the Reorganization Agreement, M&T will acquire Allfirst from AIB in exchange for 26,700,000 shares of common stock of M&T, par value $0.50 per share and $886,107,000 in cash (the “Exchange”). As a result of the exchange, AIB will own approximately 22.5% of M&T’s outstanding common stock.

Consummation of the transaction is subject to a number of conditions, including regulatory approvals and the approval of M&T’s and AIB’s respective stockholders. For additional information on the Reorganization Agreement, refer to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2002.

3.    Recent Accounting Pronouncements

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued in April 2002. This Statement rescinds, amends, and clarifies various accounting issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. The impact of adopting the requirements of this Standard on Allfirst’s financial position, results of operations, and cash flow is expected to be immaterial.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.    Recent Accounting Pronouncements (continued)

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002. This Statement applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. This Statement is to be applied prospectively for qualifying activities initiated after December 31, 2002. Allfirst is unable to determine the impact of this standard due to its prospective application.

SFAS No. 147, “Acquisitions of Certain Financial Institutions”, was issued in October 2002. This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, with earlier application permitted for certain provisions of the Statement. The impact of adopting the requirements of this Standard on Allfirst’s financial position, results of operations, and cash flow is expected to be immaterial.

4.    Goodwill and Other Intangible Assets

On January 1, 2002, Allfirst adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement requires that goodwill be allocated on a reporting unit level, which is either at the same level or one level below the operating segment. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives will continue to be amortized over their useful lives.

Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this Statement. Application of the nonamortization provision of this Standard is expected to reduce noninterest expense by approximately $40 million in 2002 as compared to 2001. For the three months and nine months ended September 30, 2002, there was no goodwill amortization expense as compared to $10.8 million and $29.9 million for the three months and nine months ended September 30, 2001, respectively.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.    Goodwill and Other Intangible Assets (continued)

The following tables provide a comparison between reported net income adjusted to exclude the impact of goodwill amortization for the three months and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,
	2002	2001 As Restated
	(in thousands)
Reported net income	$20,947	$80,858
Add back: Goodwill amortization, net of taxes[1]	—	10,184

Adjusted net income	$20,947	$91,042

	For the Nine Months Ended September 30,
	2002	2001 As Restated
	(in thousands)
Reported net income	$82,761	$76,719
Add back: Goodwill amortization, net of taxes[1]	—	29,145

Adjusted net income	$82,761	$105,864

(1)	Goodwill related to Community Counselling Services, Inc. (“CCS”), which was acquired in May 2001, is tax deductible.

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

The net carrying amount of goodwill at September 30, 2002 was $769.1 million, a decrease of $1.0 million from December 31, 2001. This decrease was due to final goodwill adjustments related to the CCS acquisition. Goodwill was allocated to Allfirst’s reportable segments for purposes of testing for impairment as follows:

(in thousands)
Regional Banking	$606,534
Capital Markets	—
Asset Management	120,505
Treasury	—
Other[1]	42,043

Total	$769,082

(1)	CCS and Ketchum Canada, Inc. (“Ketchum”) goodwill. Ketchum was acquired in May 2002.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.    Goodwill and Other Intangible Assets (continued)

Allfirst continues to amortize other intangible assets over their remaining useful lives. The net carrying amount of other intangible assets, excluding goodwill at September 30, 2002, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Premium on deposits	$78,292	$63,218	$15,074
Other	2,000	117	1,883

Total	$80,292	$63,335	$16,957

Estimated annual amortization for the last three months of 2002 and future years for amortizable intangible assets is as follows:

(in thousands)
Three months ending December 31, 2002	$1,588
Years ending December 31,
2003	5,244
2004	4,154
2005	2,885
2006	2,177
2007	909

Total	$16,957

5.    Investment Securities

The amortized cost and fair value of available for sale securities at September 30, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury and U.S. Government agencies	$1,816,947	$24,751	$—	$1,841,698
Mortgage-backed obligations	1,145,282	52,315	—	1,197,597
Collateralized mortgage obligations	313,460	2,773	(155)	316,078
Asset-backed securities	42,193	1,629	(5)	43,817
Obligations of states and political subdivisions	505,559	34,213	(43)	539,729
Other debt securities	81,606	94	—	81,700
Equity securities	289,514	224	(14,476)	275,262

Total	$4,194,561	$115,999	$(14,679)	$4,295,881

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Line of Business Reporting

Allfirst has determined that its major lines of business are those that are based on Allfirst’s method of internal reporting, which separates its business on the basis of products and services. Allfirst’s reportable business lines are Regional Banking, Capital Markets, Asset Management, and Treasury. Regional Banking provides loans, deposits, letters of credit, derivative financial instruments, cash management products and services, mutual funds and credit life insurance to consumers, small businesses, and middle market corporate customers. Capital Markets provides commercial loans, construction and property loans, letters of credit, derivative financial instruments, foreign exchange, and cash management products and services to large corporate customers. It is also involved in mortgage banking activities related to multi-family housing loan programs. Asset Management provides investment advisory, investment, and fiduciary services to individual, institutional and corporate clients. The Asset Management Group also manages the ARK® Funds, a family of proprietary mutual funds. Treasury is responsible for managing and controlling the liquidity, funding and market risk needs of Allfirst. Other includes residential mortgage lending which was formerly included in Capital Markets and indirect lending which was formerly included in Regional Banking. The activities in both of these businesses were curtailed prior to 2001. Other also includes the fundraising / consulting activities conducted through CCS and Ketchum. FX Income (Losses), including the Fraud Losses, are included as a component of Other. Several smaller business units, inter-segment income elimination and unallocated income and expenses, including goodwill and other intangible asset amortization are included in Other as well.

Allfirst’s internal accounting process is based on practices which support the management structure of Allfirst, and the resulting data is not necessarily comparable with similar information from other financial institutions. Net income reflects costs directly associated with each business line including centrally provided services which are allocated based on estimated usage of those services. Each business unit’s assets and liabilities are match-funded with interest rate risk centrally managed within Treasury. Loan loss provisions are allocated under an economic provision methodology that incorporates the loan’s risk rating and current economic trends for commercial loans and leases and historical loss experience adjusted for current conditions for retail loans and residential mortgages. In addition, commercial loan and lease provisions include any additions to specific reserves that, in the judgment of management, are not appropriately reflected within the economic provision.

Line of business results are presented on a shareholder value based management (“SVBM”) basis. Under SVBM, capital is allocated to each line of business based on the inherent risks within the business, primarily credit and operational risk. SVBM allows management to: (1) manage capital more efficiently; (2) reduce earnings volatility and enhance shareholder value; (3) compare businesses with different risk characteristics on a like-for-like basis; and (4) systematically address the risks inherent in Allfirst’s businesses.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Line of Business Reporting (continued)

The following tables present operating information about each of Allfirst’s business lines for the three months ended September 30, 2002 and 2001.

Three Months Ended September 30, 2002

(in thousands)	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total
Net interest income [1]	$95,315	$34,042	$1,624	$3,313	$(7,592)	$126,702
Noninterest income	37,976	26,501	21,627	318	21,214	107,636
FX Income (Losses)	—	—	—	—	—	—
Securities gains (losses), net	—	—	—	(6)	31	25

Total revenues	133,291	60,543	23,251	3,625	13,653	234,363
Total noninterest expenses, excluding intangible asset amortization	80,982	30,628	17,051	1,996	41,426	172,083
Intangible asset amortization	204	—	—	—	1,633	1,837
Provision for loan and lease losses	5,678	34,032	36	—	(6,840)	32,906

Income (loss) before income taxes	46,427	(4,117)	6,164	1,629	(22,566)	27,537
Income tax expense (benefit) [1]	17,643	(3,934)	2,268	619	(10,006)	6,590

Net income (loss)	$28,784	$(183)	$3,896	$1,010	$(12,560)	$20,947

(in millions)
Average identifiable assets	$5,801	$4,770	$74	$3,861	$2,558	$17,064
Average loans	5,503	4,094	50	—	841	10,488
Average deposits	8,468	1,231	85	1,203	62	11,049

Three Months Ended September 30, 2001 (As Restated)

(in thousands)	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total
Net interest income [1]	$95,669	$34,533	$1,635	$8,538	$(2,375)	$138,000
Noninterest income	37,172	25,394	23,039	935	16,206	102,746
FX Income (Losses)	—	—	—	—	46,419	46,419
Securities gains (losses), net	—	—	—	333	5	338

Total revenues	132,841	59,927	24,674	9,806	60,255	287,503
Total noninterest expenses, excluding intangible asset amortization	77,094	27,596	15,624	3,213	19,377	142,904
Intangible asset amortization	208	—	274	—	12,304	12,786
Provision for loan and lease losses	5,549	3,654	21	—	(3,312)	5,912

Income before income taxes	49,990	28,677	8,755	6,593	31,886	125,901
Income tax expense[1]	18,858	7,766	3,214	2,129	13,076	45,043

Net income	$31,132	$20,911	$5,541	$4,464	$18,810	$80,858

(in millions)
Average identifiable assets	$5,681	$4,555	$41	$4,199	$2,952	$17,428
Average loans	5,391	3,870	19	—	1,357	10,637
Average deposits	8,417	1,136	79	1,991	82	11,705

(1)	Includes tax-equivalent adjustment for tax-exempt interest income.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Line of Business Reporting (continued)

The following tables present operating information about each of Allfirst’s business lines for the nine months ended September 30, 2002 and 2001.

Nine Months Ended September 30, 2002

(in thousands)	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total
Net interest income [1]	$283,457	$106,160	$4,856	$21,856	$(26,385)	$389,944
Noninterest income	112,567	76,102	67,077	957	58,938	315,641
FX Income (Losses)	—	—	—	—	(16,988)	(16,988)
Securities gains (losses), net	—	—	—	9,071	(14,106)	(5,035)

Total revenues	396,024	182,262	71,933	31,884	1,459	683,562
Total noninterest expenses, excluding intangible asset amortization	236,528	88,135	50,874	6,058	104,044	485,639
Intangible asset amortization	618	—	354	—	4,170	5,142
Provision for loan and lease losses	16,468	68,340	97	—	(10,829)	74,076

Income (loss) before income taxes	142,410	25,787	20,608	25,826	(95,926)	118,705
Income tax expense (benefit) [1]	54,117	2,691	7,593	9,097	(37,554)	35,944

Net income (loss)	$88,293	$23,096	$13,015	$16,729	$(58,372)	$82,761

(in millions)
Average identifiable assets	$5,754	$4,895	$65	$3,974	$2,671	$17,359
Average loans	5,450	4,146	42	—	957	10,595
Average deposits	8,400	1,199	83	1,912	70	11,664

Nine Months Ended September 30, 2001 (As Restated)

(in thousands)	Regional Banking	Capital Markets	Asset Management	Treasury	Other	Consolidated Total
Net interest income [1]	$287,786	$99,272	$4,454	$17,409	$(6,990)	$401,931
Noninterest income	105,139	73,346	67,319	2,090	33,151	281,045
FX Income (Losses)	—	—	—	—	(104,856)	(104,856)
Securities gains (losses), net	—	—	—	717	42	759

Total revenues	392,925	172,618	71,773	20,216	(78,653)	578,879
Total noninterest expenses, excluding intangible asset amortization	223,973	79,967	43,907	7,869	43,474	399,190
Intangible asset amortization	623	—	821	—	34,520	35,964
Provision for loan and lease losses	15,944	10,742	55	—	(5,320)	21,421

Income (loss) before income taxes	152,385	81,909	26,990	12,347	(151,327)	122,304
Income tax expense (benefit) [1]	57,768	23,430	9,905	3,450	(48,968)	45,585

Net income (loss)	$94,617	$58,479	$17,085	$8,897	$(102,359)	$76,719

(in millions)
Average identifiable assets	$5,587	$4,479	$38	$4,379	$2,986	$17,469
Average loans	5,304	3,816	15	—	1,502	10,637
Average deposits	8,366	1,118	70	2,239	81	11,874

(1)	Includes tax-equivalent adjustment for tax-exempt interest income.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.    Restatement of Third Quarter 2001 Financial Statements

As a result of the Fraudulent Activities described in the Explanatory Statement, Allfirst has restated the financial statements for the three months and nine months ended September 30, 2001. Amounts affected are presented in the following tables.

	For The Three Months Ended September 30, 2001:
	As Previously Reported In 10-Q	Restatement Adjustments		As Restated
(in thousands)
Statement of Income:
Trading income	$5,111	$44,661	(d)	$49,772
Total noninterest income	104,842	44,661		149,503
Income before taxes	77,113	44,661		121,774
Income tax expense	25,284	15,632	(f)	40,916
Net income	51,828	29,030	(f)	80,858

	At And For The Nine Months Ended September 30, 2001:
	As Previously Reported In 10-Q	Restatement Adjustments		As Restated
(in thousands)
Statement of Condition:
Other assets	$1,112,403	$(271,359	)(a)	$841,044
Other liabilities	991,538	(3,120	)(b)	988,418
Retained earnings	1,353,376	(268,239	)(c)	1,085,137
Total assets	17,713,098	(271,359)		17,441,739

Statement of Income:
Trading income (losses)	16,599	(111,899	)(e)	(95,300)
Total noninterest income	288,847	(111,899)		176,948
Income (loss) before taxes	221,302	(111,899)		109,403
Income tax expense (benefit)	71,848	(39,164	)(g)	32,684
Net income (loss)	149,453	(72,734	)(g)	76,719

(a)	Other assets reduced as a net result of the deletion of fictitious FX Option Assets, an overstatement of Due from Brokers – FX Options and by the restatement of income taxes receivable.
(b)    Other liabilities reduced as a net result of unrecorded FX Option Liabilities, an overstatement of Due to Brokers – FX Options and by the restatement of income taxes payable.
(c)    Retained earnings reduced as a result of restatements to the Income Statement for current and prior periods resulting from the Fraud Losses. This adjustment consists of both the first nine months of 2001 income statement effect of $(72.7) million and the cumulative effect of restatements attributable to years 1997 – 2000 of $(195.5) million.

(d)   Trading income for the 3rd quarter increased due to the understatement of income resulting from the fictitious FX Option Assets and the unrecorded FX Option Liabilities. This line item also includes both FX Income (Loss) and Trading Income – Other within the current 10-Q presentation.
(e)
Trading income for the year reduced due to the overstatement of income resulting from the fictitious FX Option Assets and the unrecorded FX Option Liabilities. This line item also includes both FX Income (Loss) and Trading Income – Other within the current 10-Q presentation.

(f)	Income taxes and net income increased due to the understatement of income as a result of the Fraud Losses. The restatement adjustments were tax effected at a rate of 35.0%.
(g)	Income taxes and net income reduced due to the overstatement of income as a result of the Fraud Losses. The restatement adjustments were tax effected at a rate of 35.0%.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Shareholder Derivative Action.    On May 13, 2002, Tomran, Inc., a holder of 4800 AIB ADRs, filed on behalf of Allfirst Bank a derivative action in the Circuit Court for Baltimore City, Maryland against certain current and former directors and officers of Allfirst Bank. Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. were named as nominal defendants. The complaint alleges negligence and gross negligence by the defendants in the management and oversight of the foreign exchange trading activities at Allfirst Bank and seeks recovery of the full amount of the foreign exchange trading losses. The current and former directors and officers moved to dismiss the action as did the nominal defendants. Following the filing of an amended complaint by Tomran, the defendants moved to dismiss the amended complaint.

The likely disposition of the lawsuits and their effect on Allfirst cannot be determined at this time.

9.    Allfirst Enhanced Voluntary Early Retirement Program

As part of the initiative to achieve efficiencies, the Allfirst Enhanced Voluntary Early Retirement Program was offered, effective December 1, 2002, for eligible employees who are at least 55 years of age and have at least 15 years of service under the Allfirst pension plan. The closing date for eligible employees to participate in this program was October 16, 2002. Of the 324 eligible employees, 228 elected to participate as of September 30, 2002. The three months ended September 30, 2002 includes a $27.3 million charge which represents the accrued retirement liability for those employees who accepted by September 30, 2002. This charge is reflected in the noninterest expense tables on pages 23 and 24 as the Early Retirement Charge. An additional charge will be taken in the fourth quarter for any eligible employees who elect to participate after September 30, 2002.

ALLFIRST FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(Unaudited)

10.    Subsequent Event – Investment Portfolio Restructuring

Following a review of the current interest rate environment and economic conditions by the Allfirst Asset and Liability Committee, Allfirst commenced, during the month of October, a major investment portfolio restructuring designed to realize gains in the portfolio while producing a lower and more predictable risk profile. The restructuring, upon completion, will likely result in the sale of the entire 15 year mortgage backed securities portfolio ($1.1 billion), the entire state and municipal bond portfolio ($0.46 billion), and approximately $0.55 billion of agency securities. At this time, proceeds are being partially reinvested in a mix of short term U.S. Treasury and Agency securities. Securities gains are projected at $80 million, while the fourth quarter net interest income is projected to decline $9 million from third quarter levels. Upon completion of the portfolio restructuring in the fourth quarter, the size of the investment portfolio is expected to be $1.0 billion smaller than at September 30.

Assuming that the partial reinvestment of the portfolio as described remains unchanged for all of 2003, the impact of the restructuring would be to reduce 2003 net interest income by approximately $70 million. The company may, however, alter the reinvestment strategy, as deemed appropriate, based on its continually evolving assessment of market conditions and opportunities, which could mitigate this estimated reduction of net interest income.

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

ANALYSIS OF RESULTS OF OPERATIONS

Performance Overview

Allfirst reported net income to common stockholders for the three months ended September 30, 2002 of $20.9 million, compared to a restated net income to common stockholders of $80.8 million for the three months ended September 30, 2001. Net income to common stockholders represents net income after deducting preferred stock dividends. Return on average assets and return on average common stockholders’ equity were 0.49% and 4.69%, respectively, for the three months ended September 30, 2002 compared to 1.84% and 18.20% for the three months ended September 30, 2001.

Net income to common stockholders for the nine months ended September 30, 2002 was $82.6 million, compared to a restated net income to common stockholders of $76.4 million for the nine months ended September 30, 2001. Return on average assets and return on average common stockholders’ equity were 0.64% and 6.37%, respectively, for the nine months ended September 30, 2002 compared to 0.59% and 5.89% for the nine months ended September 30, 2001.

Both periods include the effect of the previously announced Fraudulent Activities that were more fully disclosed in Allfirst’s 2001 Annual Report on Form 10-K filed on April 1, 2002. In addition, Allfirst recorded a $13.7 million pretax charge (the “FX Related Charge”) during the first half of 2002 to cover the costs associated with the special investigation into the Fraudulent Activities as well as other incremental direct costs associated with the Fraudulent Activities.

Allfirst’s results for the nine months ended September 30, 2002 includes the $27.3 million charge in the third quarter related to the Allfirst Enhanced Voluntary Early Retirement Program. The 2002 results also include FX Losses of $17.0 million as well as the FX Related Charge of $13.7 million, a $13.8 million other than temporary impairment loss on marketable equity securities (included in securities gains (losses), net) arising from continued declines in the U.S. equity markets, a $52.7 million increase in the provision for loan losses primarily attributable to one large telecommunications loan, and an increase in operating expenses of $9.3 million attributable to the change in the automobile lease residual valuation allowance. The impact of the change in accounting for goodwill amortization (reduces expenses by $29.9 million from 2001) is also reflected in the 2002 results. Additionally, Allfirst’s results for the first nine months of 2002 include the results of CCS and Ketchum from the acquisition dates of May 17, 2001 and May 3, 2002, respectively. For comparative purposes, the revenues and expenses of CCS and Ketchum, as well as the FX Losses, the FX Related Charge, the Early Retirement Charge, goodwill amortization, the change in the automobile lease residual valuation allowance and securities gains (losses) have been excluded from the analysis in the following paragraph.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allfirst’s adjusted total revenues grew slightly in the first nine months of 2002 compared to the same period of 2001. Net interest income decreased $9.9 million compared to the same period last year with a smaller and lower yielding investment portfolio in 2002 and higher levels of earning assets invested in low-rate Federal funds sold. The net interest margin decreased to 3.49%, down 9 basis points from the first nine months of 2001. Revenue growth was driven by an increase in adjusted noninterest income of 7.6%, with a 12% increase in deposit service charges and a 9% rise in electronic banking fees. Adjusted noninterest expenses increased by 4.6% in 2002 compared to 2001. Income tax expense for the three months ended September 30, 2002 has been adjusted to reflect a year to date effective tax rate equal to the 23.3% rate expected for the full year.

Nonperforming assets at September 30, 2002 were $151.5 million, or 1.46% of loans, other real estate and other assets owned, a $62.8 million increase from the December 31, 2001 level of $88.7 million, or 0.82% of loans, other real estate and other assets owned. The allowance for loan and lease losses at September 30, 2002 of $181.0 million increased by $28.5 million over the December 31, 2001 level and represented 126% of nonperforming loans and 1.74% of period end loans. Asset quality is discussed in more detail on page 28.

Net Interest Income

Net interest income is the difference between the interest and yield-related fee income generated by earning assets and the interest expense incurred on interest bearing liabilities. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. When net interest income is presented on a tax-equivalent basis, interest income from tax exempt earning assets is increased by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the statutory Federal income tax rate of 35%. Net interest margin represents net interest income on a tax-equivalent basis as a percentage of average earning assets. The net interest income that is presented on pages 19 and 20 is on a tax-equivalent basis. Net interest income as presented in the Consolidated Statements of Income on page 3 is on a non tax-equivalent basis.

Net interest income has been unfavorably impacted by market interest rates in 2002. Net interest income on a tax-equivalent basis for the three months ended September 30, 2002 was $126.7 million, a decrease of $11.3 million when compared to net interest income of $138.0 million for the three months ended September 30, 2001. The net interest margin was 3.44% for the third quarter of 2002, down 23 basis points from the same period last year. The decline in net interest income was primarily attributable to a smaller and lower yielding investment portfolio in the 2002 period combined with higher levels of earning assets invested in low-rate Federal funds sold. The decline in net interest margin was primarily attributable to the lower contribution of net free funds as a result of the low interest rate environment.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2002 was $389.9 million, a decrease of $12.0 million when compared to net interest income of $401.9 million for the nine months ended September 30, 2001. The net interest margin of 3.49% declined by 9 basis points from the same period last year. The decline in net interest margin was primarily attributable to the lower contribution of net free funds as a result of the low interest rate environment. The decline in net interest income was primarily attributable to a smaller and lower yielding investment portfolio in the 2002 period combined with higher levels of earning assets invested in low-rate Federal funds sold. The net interest spread between the yield on earning assets and the rate paid on interest bearing liabilities for the first nine months of 2002 was 3.02%, up 26 basis points compared to the first nine months of 2001. Loan product margins, which represent the difference between the interest yield on loans and the cost of funding loans under the Allfirst internal funds transfer pricing system, increased from the first nine months of 2001 levels with commercial loans up 15 basis points and direct retail loans up 29 basis points.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide additional information on Allfirst’s average balances, annualized interest yields, rates, and net interest margin for the three months and nine months ended September 30, 2002 and 2001.

Average Balances, Interest Yields and Rates and Net Interest Margin
(Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2002			September 30, 2001 As Restated
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
	(dollars in millions)
ASSETS
Earning assets:
Trading account securities	$2.7	$0.1	2.65%	$5.3	$0.1	2.96%
Money market investments	523.7	2.3	1.75	96.7	0.8	3.43
Investment securities (2):
Taxable	2,791.0	32.1	4.57	3,356.4	50.6	5.98
Tax exempt	448.4	8.6	7.61	463.8	9.1	7.82
Equity investments	292.3	4.1	5.61	302.7	3.9	5.10

Total investment securities	3,531.7	44.8	5.04	4,122.9	63.6	6.12

Loans held for sale	54.2	0.7	4.81	61.4	1.0	6.16
Loans (net of unearned income) (3):
Commercial	3,859.0	43.8	4.51	3,821.5	59.8	6.21
Commercial real estate	2,410.9	33.1	5.45	2,331.9	40.6	6.91
Residential mortgage	409.0	6.7	6.48	529.3	9.9	7.39
Direct retail	2,526.0	45.2	7.10	2,832.1	55.6	7.79
Commercial leases receivable	638.0	6.5	4.01	650.2	7.4	4.51
Indirect retail loans and leases receivable	434.5	8.4	7.71	276.8	5.0	7.19
Foreign	210.9	2.0	3.71	194.9	2.9	5.95

Total loans	10,488.3	145.7	5.51	10,636.7	181.2	6.76

Total earning assets	14,600.6	193.6	5.26	14,923.0	246.7	6.56
Allowance for credit losses	(181.0)			(152.6)
Cash and due from banks	803.1			804.7
Other assets	1,841.6			1,853.3

Total assets	$17,064.3			$17,428.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits in domestic offices:
Interest bearing demand	$104.8	$0.2	0.84%	$92.9	$0.2	1.03%
Money market accounts	2,911.6	8.3	1.13	2,888.8	14.7	2.01
Savings	1,235.4	3.0	0.96	1,151.3	4.0	1.38
Other consumer time	2,639.4	25.7	3.87	2,845.3	38.6	5.38
Large denomination time	1,030.4	6.4	2.48	1,695.8	17.7	4.14
Deposits in foreign banking office	93.4	0.5	1.95	219.3	2.1	3.78

Total interest bearing deposits	8,015.0	44.1	2.18	8,893.4	77.3	3.45

Funds purchased	1,516.7	6.3	1.65	1,568.0	13.4	3.38
Other borrowed funds, short-term	901.0	4.1	1.79	442.8	3.7	3.34
Long-term debt	1,209.1	12.4	4.07	1,004.3	14.3	5.64

Total interest bearing liabilities	11,641.8	66.9	2.28	11,908.5	108.7	3.62

Noninterest bearing deposits	3,033.8			2,811.0
Other liabilities	615.6			939.7
Redeemable preferred stock	0.1			8.8
Stockholders’ equity	1,773.0			1,760.4

Total liabilities and stockholders’ equity	$17,064.3			$17,428.4

Net interest income, tax-equivalent basis		$126.7			$138.0

Net interest spread (4)			2.98%			2.94%
Contribution of interest free sources of funds			0.46			0.73
Net interest margin (5)			3.44			3.67

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average Balances, Interest Yields and Rates and Net Interest Margin
(Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2002			September 30, 2001 As Restated
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
	(dollars in millions)
ASSETS
Earning assets:
Trading account securities	$5.9	$0.1	2.31%	$5.9	$0.2	4.52%
Money market investments	675.3	8.8	1.75	49.7	1.4	3.89
Investment securities (2):
Taxable	2,844.3	107.9	5.07	3,502.6	160.9	6.14
Tax exempt	462.5	26.8	7.74	465.9	28.0	8.03
Equity investments	310.0	11.3	4.86	292.2	11.1	5.08

Total investment securities	3,616.8	146.0	5.40	4,260.7	200.0	6.28

Loans held for sale	54.5	2.3	5.73	49.7	2.4	6.37
Loans (net of unearned income) (3):
Commercial	3,892.3	134.5	4.62	3,752.4	193.7	6.90
Commercial real estate	2,413.5	100.5	5.57	2,326.8	130.2	7.48
Residential mortgage	427.7	22.3	6.99	573.9	32.4	7.56
Direct retail	2,480.8	133.4	7.19	2,827.9	171.2	8.09
Commercial leases receivable	655.2	20.2	4.12	653.7	22.7	4.63
Indirect retail loans and leases receivable	521.4	29.6	7.60	307.2	16.7	7.25
Foreign	203.8	5.9	3.85	194.9	10.3	7.09

Total loans	10,594.7	446.4	5.63	10,636.8	577.2	7.26

Total earning assets	14,947.2	603.6	5.40	15,002.8	781.2	6.96
Allowance for credit losses	(163.4)			(152.5)
Cash and due from banks	794.6			789.7
Other assets	1,780.8			1,828.9

Total assets	$17,359.2			$17,468.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits in domestic offices:
Interest bearing demand	$102.0	$0.6	0.85%	$89.7	$0.8	1.27%
Money market accounts	2,922.7	25.3	1.16	2,835.7	52.3	2.47
Savings	1,217.6	8.9	0.97	1,144.5	12.7	1.48
Other consumer time	2,610.0	80.2	4.11	2,883.9	120.6	5.59
Large denomination time	1,691.7	29.9	2.36	1,953.1	75.5	5.17
Deposits in foreign banking office	139.5	2.5	2.41	205.5	7.4	4.80

Total interest bearing deposits	8,683.5	147.4	2.27	9,112.4	269.3	3.95

Funds purchased	1,323.6	16.3	1.65	1,547.7	50.2	4.33
Other borrowed funds, short-term	825.9	11.1	1.79	412.2	13.3	4.30
Long-term debt	1,179.9	38.9	4.41	1,007.5	46.5	6.17

Total interest bearing liabilities	12,012.9	213.7	2.38	12,079.8	379.3	4.20

Noninterest bearing deposits	2,981.1			2,761.6
Other liabilities	625.3			885.3
Redeemable preferred stock	6.0			8.8
Stockholders’ equity	1,733.9			1,733.4

Total liabilities and stockholders’ equity	$17,359.2			$17,468.9

Net interest income, tax-equivalent basis		$389.9			$401.9

Net interest spread (4)			3.02%			2.76%
Contribution of interest free sources of funds			0.47			0.82
Net interest margin (5)			3.49			3.58

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended September 30, 2002 and 2001.

Noninterest Income

	Three Months Ended September 30,		Net Change
	2002	2001 As Restated	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$31,454	$28,676	$2,778	9.7%
Trust and investment advisory fees	20,455	22,397	(1,942)	(8.7)
Electronic banking income	9,328	8,788	540	6.1
Mortgage banking income	4,567	4,650	(83)	(1.8)
FX Income (Losses)	—	46,419	(46,419)	(100.0)
Trading income – other	1,874	3,353	(1,479)	(44.1)
Consulting income	12,331	10,378	1,953	18.8
Other income	27,627	24,504	3,123	12.7

Total fees and other income	107,636	149,165	(41,529)	(27.8)
Securities gains (losses), net	25	338	(313)	(92.6)

Total noninterest income	$107,661	$149,503	$(41,842)	(28.0)%

Allfirst’s noninterest income of $107.7 million for the quarter ended September 30, 2002 decreased by $41.8 million over the same period last year primarily due to FX Income of $46.4 million in 2001. Excluding the FX Income, consulting income, and securities gains, adjusted noninterest income increased $2.9 million or 3.2% over the same period in 2001.

Service charges on deposit accounts were $31.5 million, up $2.8 million from the prior year. Corporate deposit service charges were up $1.5 million primarily as a result of cash management customers paying for more of their services in fees than in compensating balances. Retail deposit service charges increased $1.3 million from the third quarter of 2001 due to improved fee waiver management. Trust and investment advisory fees of $20.5 million decreased $1.9 million compared to 2001 with fee declines driven by continued weakness in the equities markets. Electronic banking income, consisting of fee income from automated teller machines and interchange income from VISA debit card transactions, increased $0.5 million in the third quarter of 2002 compared to 2001 as debit card usage continues to expand.

Other trading income decreased $1.5 million primarily as a result of lower sales of securities and derivative products to customers. Other income, which consists primarily of bank owned life insurance income, unused line of credit fees, standby letter of credit fees, merchant income, joint venture investment income, and fees from the sale of other bank products and services to customers, was $27.6 million for the third quarter of 2002 compared to $24.5 million for the third quarter of 2001. The increase of $3.1 million was primarily due to Allfirst recording a one-time interest refund receivable of $6.5 million on amended tax returns resulting from the Fraudulent Activities. This was offset by lower income from bank owned life insurance of $1.0 million and lower joint venture investment income of $2.3 million resulting from impairment writedowns on certain investments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

The following table presents the components of noninterest income for the nine months ended September 30, 2002 and 2001.

Noninterest Income

	Nine Months Ended September 30,		Net Change
	2002	2001 As Restated	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$92,701	$82,476	$10,225	12.4%
Trust and investment advisory fees	63,575	65,638	(2,063)	(3.1)
Electronic banking income	26,593	24,471	2,122	8.7
Mortgage banking income	15,709	15,375	334	2.2
FX Income (Losses)	(16,988)	(104,856)	87,868	83.8
Trading income—other	5,270	9,556	(4,286)	(44.9)
Consulting income	37,676	15,336	22,340	145.7
Other income	74,117	68,193	5,924	8.7

Total fees and other income	298,653	176,189	122,464	69.5
Securities gains (losses), net	(5,035)	759	(5,794)	(763.4)

Total noninterest income	$293,618	$176,948	$116,670	65.9%

Allfirst’s noninterest income for the nine months ended September 30, 2002 was $293.6 million, a $116.7 million increase from noninterest income for the first nine months of 2001 primarily due to lower FX Losses of $87.9 million and higher consulting income of $22.3 million related to CCS and Ketchum. The nine months ended September 30, 2002 includes a $13.8 million other than temporary impairment loss on marketable equity securities recorded during the second quarter that is included in securities gains (losses). This loss is partially offset by net realized securities gains of $8.8 million driven primarily by the second quarter reduction in Allfirst’s investment portfolio. Excluding the FX Losses, consulting income, and securities gains (losses), adjusted noninterest income was $278.0 million, representing a $12.2 million or 4.6% increase over the same period in 2001.

Service charges on deposit accounts of $92.7 million were up $10.2 million from the prior year. Corporate deposit service charges were up $6.8 million primarily as a result of cash management customers paying for more of their services in fees than in compensating balances. Retail deposit service charges grew $3.4 million due to improved fee waiver management. Trust and investment advisory fees of $63.6 million were down 3.1% from 2001, with fee declines driven by the continued weakness in the equities markets. Electronic banking income grew in 2002 to $26.6 million, an increase of $2.1 million primarily due to increased interchange income from VISA debit card transactions.

Other trading income decreased $4.3 million primarily as a result of lower sales of securities and derivative products to customers. Other income was $74.1 million for the first nine months of 2002 compared to $68.2 million for the same period in 2001. Growth in other income includes a $6.5 million interest refund receivable on amended tax returns resulting from the Fraudulent Activities, higher gains on sales of loans and leases of $3.5 million, and an increase in standby letter of credit fees of $1.7 million. These were partially offset by lower joint venture income of $4.3 million due to impairment writedowns, and losses of $1.5 million on the disposition of fixed assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

The following table presents the components of noninterest expenses for the three months ended September 30, 2002 and 2001.

Noninterest Expenses

	Three Months Ended
	September 30,		Net Change
	2002	2001 As Restated	Amount	Percent
	(dollars in thousands)
Salaries and other personnel costs	$89,328	$86,399	$2,929	3.4%
Early Retirement Charge	27,336	—	27,336	100.0

Total compensation costs	116,664	86,399	30,265	35.0
Equipment costs	14,934	12,301	2,633	21.4
Occupancy costs	10,133	9,629	504	5.2
Postage and communications	5,063	5,282	(219)	(4.2)
Advertising and public relations	3,329	4,204	(875)	(20.8)
FX Related Charge	—	—	—	—
Other operating expenses	21,960	25,090	(3,130)	(12.5)

Total operating expenses	172,083	142,905	29,178	20.4
Intangible assets amortization expense	1,837	12,786	(10,949)	(85.6)

Total noninterest expenses	$173,920	$155,691	$18,229	11.7%

Allfirst’s noninterest expenses for the quarter ended September 30, 2002 were $173.9 million, an $18.2 million increase from noninterest expenses for the quarter ended September 30, 2001. As described in Note 4 of the Notes to Consolidated Financial Statements, the change in accounting for goodwill amortization is reflected in the 2002 results. The third quarter of 2002 also includes the Early Retirement Charge of $27.3 million as well as the expenses of CCS and Ketchum. Excluding goodwill amortization, the Early Retirement Charge, the CCS and Ketchum expenses, the FX Related Charge, and the change in the automobile lease residual valuation allowance, adjusted noninterest expenses were $135.1 million, representing a $0.1 million increase over the third quarter of 2001.

Excluding the Early Retirement Charge and CCS and Ketchum for purposes of comparability, salaries and other personnel costs increased to $80.7 million in the third quarter of 2002, a $0.9 million increase from the third quarter of 2001 resulting primarily from an increase in pension expense and payroll taxes offset by a decrease in incentive compensation. Pension costs were $3.2 million higher in 2002 due to the impact of weak financial markets on plan asset values. Equipment costs increased $2.6 million due to higher depreciation and increased maintenance. Occupancy costs increased by $0.5 million primarily as a result of higher property rental expense.

The FX Related Charge represents the costs associated with the special investigation of the Fraudulent Activities discussed in the Explanatory Statement, as well as other incremental direct costs arising from the Fraudulent Activities. Other incremental direct costs include legal fees, consulting fees associated with risk management processes, and additional Federal Deposit Insurance Corporation (“FDIC”) premiums. There were no additional FX Related Charges recorded during the third quarter of 2002.

Other operating expenses for the third quarter of 2002 were $22.0 million, down $3.1 million from the third quarter of 2001. The decrease was primarily due to lower deferred compensation expenses of $2.1 million and lower auto lease residual losses of $1.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

The following table presents the components of noninterest expenses for the nine months ended September 30, 2002 and 2001.

Noninterest Expenses

	Nine Months Ended
	September 30,		Net Change
	2002	2001 As Restated	Amount	Percent
	(dollars in thousands)
Salaries and other personnel costs	$267,148	$242,207	$24,941	10.3%
Early Retirement Charge	27,336	—	27,336	100.0

Total compensation	294,484	242,207	52,277	21.6
Equipment costs	41,310	35,343	5,967	16.9
Occupancy costs	29,849	28,100	1,749	6.2
Postage and communications	15,064	14,840	224	1.5
Advertising and public relations	12,481	11,291	1,190	10.5
FX Related Charge	13,714	—	13,714	100.0
Other operating expenses	78,737	67,409	11,328	16.8

Total operating expenses	485,639	399,190	86,449	21.7
Intangible assets amortization expense	5,142	35,964	(30,822)	(85.7)

Total noninterest expenses	$490,781	$435,154	$55,627	12.8%

Allfirst’s noninterest expenses for the nine months ended September 30, 2002 were $490.8 million, a $55.6 million increase from noninterest expenses for the nine months ended September 30, 2001. As described previously, the Early Retirement Charge, the change in accounting for goodwill amortization as well as the expenses of CCS and Ketchum are reflected in the 2002 results. In addition, the 2002 results include the FX Related Charge of $13.7 million and an increase in the automobile lease residual valuation allowance of $9.3 million. Excluding goodwill amortization, the Early Retirement Charge, CCS and Ketchum expenses, the FX Related Charge, and the change in the automobile lease residual valuation allowance, adjusted noninterest expenses were $408.2 million, representing an $18.1 million or 4.6% increase over 2001.

Excluding the Early Retirement Charge, as well as CCS and Ketchum, salaries and other personnel costs increased to $241.9 million in 2002, up $9.1 million with $10.2 million of the increase attributable to higher pension costs. The pension cost increase is due primarily to lower earnings on plan assets resulting from the weak financial markets. Equipment costs increased $6.0 million due to higher depreciation and maintenance and repairs expense. Occupancy costs increased $1.7 million due to increased property rental and depreciation expense.

Advertising and public relations costs were $12.5 million, an increase of $1.2 million over the same period in 2001. Other operating expenses for the first nine months of 2002 were $78.7 million, up $11.3 million from 2001. Expense growth was driven by an $8.6 million increase in the lease residual losses and higher deferred compensation expenses of $1.7 million.

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

Interest Rate Risk Management

Management of interest rate risk is effected through adjustments to the size and duration of the available-for-sale investment portfolio, the duration of purchased funds and other borrowings, and through the use of off-balance sheet financial instruments. At September 30, 2002, Allfirst’s equity at risk and earnings at risk remained in compliance with Allfirst’s policy limits.

Fixed Income and Derivative Trading Risk Management

Allfirst maintains active securities and interest rate derivative trading positions resulting from transactions on behalf of corporate customers. There has been no material change in the market risk of these portfolios during the first nine months of 2002. As a result of the Fraudulent Activities, Allfirst has ceased all proprietary fixed income and derivative trading risk management activities.

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

The ability to maintain regular access to competitively priced wholesale funds is dependent on strong credit ratings from the major credit rating agencies (Moody’s, Standard & Poors (“S&P”), and Fitch). The current Allfirst parent company and Allfirst Bank short-term and long-term ratings are as follows:

	Moody’s	S&P	Fitch
Allfirst parent company:
Subordinated debt	A3	A-	A+
Commercial paper	P-1	A-2	F1
Allfirst Bank:
Long term deposits	A1	A-	A+
Short term deposits	P-1	A-2	F1
Bank financial strength	D+	—	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shortly after the announcement of the Allfirst / M&T merger, S&P placed the ratings of the Allfirst parent company and Allfirst Bank on Credit Watch with positive implications. Moody’s placed the ratings of the Allfirst parent company and Allfirst Bank under review for possible downgrade while Fitch placed the ratings on Negative Rating Watch. Final ratings outcomes are likely to be determined by the completion date of the merger.

Allfirst maintains a contingency funding plan to prepare for the possibility of a liquidity crisis and to establish a framework for dealing with such a crisis. From the announcement of the Fraudulent Activities on February 6 through July 31, Allfirst managed liquidity in accordance with its contingency funding plan. As a result of actions taken while managing liquidity under the contingency funding plan, which included the funding of investment securities through repurchase agreements, the sale of investment securities and acquisition of short-term funding from AIB, Allfirst Bank has been a net seller of Federal funds. At September 30, 2002, AIB had provided $250 million of short-term funding with maturities of less than 30 days priced at LIBOR.

At September 30, 2002, Allfirst Bank was holding $45 million of variable rate demand bonds (“VRDBs”) categorized as investment securities available for sale. The VRDBs, which are enhanced by a direct-pay letter of credit provided by Allfirst Bank, are an attractive credit product for Allfirst’s corporate customers by providing direct access to the capital markets. The customer benefits from lower funding costs as its credit rating is enhanced by the letter of credit. The interest rate on the bonds resets weekly according to market conditions, and investors generally have the right to sell the bonds back to the remarketing agent with seven days notice. Allfirst will continue to buy back and externally remarket VRDBs in the normal course of its business. As of September 30, 2002, the total amount of VRDBs outstanding backed by an Allfirst Bank letter of credit was $1.2 billion.

Dividends from subsidiaries are generally the primary source of funds for the liquidity requirements of the Allfirst parent company. However, in light of current dividend restrictions at Allfirst Bank arising from the FX Losses, the Allfirst parent company’s funding requirements will be managed through funding provided by AIB. AIB has provided $400 million of funding to the Allfirst parent company. The long-term portion of this funding consists of $200 million of debt with a term of five years (maturing in February 2007) priced at LIBOR + 40 basis points and $100 million of debt with a term of five years (maturing in May 2007) priced at LIBOR + 75 basis points. The short-term portion of this funding, $100 million with a three-month term priced at three month LIBOR, matured in November 2002 and was rolled over for an additional three-month term (maturing in February 2003).

At September 30, 2002, approximately $5.8 billion of loans and investment securities available for sale were pledged as collateral for securities sold under agreement to repurchase transactions, collateralized deposit programs, FHLB borrowings, and at the Federal Reserve discount window. This represents a $3.4 billion increase since June 30. Securities sold under repurchase agreements increased by approximately $1.2 billion during the quarter. In addition, Allfirst finalized a secured credit facility with the FHLB Atlanta that results in an additional $2.3 billion of assets, primarily loans secured by real estate, pledged as collateral. At September 30, there were no advances outstanding under this facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ANALYSIS OF FINANCIAL CONDITION

Allfirst’s total assets at September 30, 2002 were $18.3 billion, a $500 million decrease from total assets of $18.8 billion at December 31, 2001. The decrease was primarily due to a reduction in the curtailed loan portfolios of $331 million, lower federal funds sold and securities purchased under resale agreements of $165 million, and reduced cash balances of $122 million. These decreases were slightly offset by increases in investment securities available for sale of $195 million.

Investment securities available for sale of $4.3 billion at September 30, 2002 increased $195 million from the December 31, 2001 level of $4.1 billion, as a result of interest rate risk management activities. At September 30, 2002, the investment securities available for sale portfolio had net unrealized gains of $101.3 million as compared to $26.3 million at December 31, 2001. The taxable equivalent yield on the entire securities portfolio for the nine months ended September 30, 2002 was 5.40% compared to 6.28% for the same period in 2001. Investment securities sold in the first nine months of 2002 totaled $2.4 billion and generated pretax gains of $9.1 million, while purchases totaled $3.4 billion and maturities, calls and paydowns of securities totaled $0.9 million.

Total loans and leases of $10.4 billion at September 30, 2002 decreased $355 million from December 31, 2001. Excluding curtailed portfolios, loans and leases decreased by $23 million from December 31, 2001 with an increase in direct retail loans of $147 million offset by decreases in commercial loans of $126 million and commercial leases of $56 million. Curtailed or runoff portfolios, consisting of indirect retail lending / leasing and residential mortgages, decreased $331 million from year end levels. Indirect retail loans and leases of $399 million at September 30, 2002 decreased $256 million from December 31, 2001 as a result of portfolio runoff. Allfirst continues to service its existing indirect loan portfolio. Residential mortgage loans declined $76 million due to the sale of $25 million in residential mortgage loans during the first quarter of 2002 as well as portfolio runoff.

At September 30, 2002, core deposits of $10.3 billion were down $0.5 billion from year end levels. Core noninterest bearing deposits of $3.5 billion decreased $0.3 billion from December 31, 2001 due to lower deposit balances generated from corporate customers. Core interest bearing deposits of $6.8 billion decreased $0.2 million due primarily to lower money market balances and retail certificates of deposit balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

Nonperforming assets were $151.5 million at September 30, 2002, compared to $88.7 million at December 31, 2001, an increase of $62.8 million. Nonperforming assets consist primarily of nonaccrual loans. During the first nine months of 2002, nonaccrual loans increased $67.2 million, due primarily to four additions from the communications portfolio during the second and third quarters. Total additions to nonaccrual loans in the first nine months of 2002 aggregated $152.4 million, while reductions in nonaccrual loans totaled $85.2 million, comprised of paydowns and payoffs of $36.8 million, chargeoffs of $39.3 million, loans returned to accrual status of $6.6 million and transfers to other real estate and other assets owned of $2.5 million.

The allowance consists of three elements: (1) specific reserves for individually impaired credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for internal and external environmental factors; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans, leases, letters of credit and legally binding commitments to lend are considered in evaluating the adequacy of the allowance. The allowance does not provide for the estimated losses stemming from uncollectible interest because Allfirst generally requires all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing and managing the allowance with respect to Allfirst’s commercial portfolios begins when a loan officer initially assigns each loan or lease a risk rating, based on a ten-point numerical scale and using established credit criteria. Risk ratings are reviewed at least annually and are also validated periodically on a selective basis by the independent Credit Review Department. All nonaccrual and criticized loans in the commercial, commercial real estate (construction and mortgages), foreign and commercial lease categories above certain defined exposure thresholds are analyzed quarterly to confirm the appropriate risk rating and accrual status and to determine the need for a specific reserve.

During 2000, management introduced enhancements to support the calculation of the general reserves for loans and leases in the commercial portfolios that are not specifically reserved. Each risk rating is assigned a graduated risk factor based on probability of default and loss in event of default reflective of historical loss rates over a full economic cycle. The cycle currently being used covers the last 10 years. Management believes that use of the graduated risk factors allows it to further refine the determination of the allowance for this group of loans.

Management meets quarterly to discuss current conditions that affect various lines of business and that may warrant adjustments to historical loss experience. Adjustment factors that are considered include trends in the economy, the levels and trends in past due and nonaccrual loans, trends in loan volume, effects of any changes in lending policies and procedures, changes in underwriting, and the experience and depth of lending management. Historical factors by risk rating are carefully reviewed and adjusted each quarter based on documentation reflective of management’s seasoned judgment. Management also evaluates credit risk concentration, including trends in large dollar exposures to related borrowers, shared national credit exposure and industry concentrations. Experience has demonstrated that concentration risk has the potential to significantly increase loan loss risk when influenced by external industry factors.

Reserves for the retail and residential mortgage portfolios are intended to absorb approximately twelve months of inherent losses based upon the historical loss experience over the prior twelve months. These loans and leases are segregated into homogeneous pools with similar risk characteristics and the rolling twelve month historical loss experience for each pool is updated quarterly. Trends in each retail and residential pool are analyzed and adjusted to reflect current conditions. Adjustment factors for the residential and retail portfolios are consistent with those for the commercial portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The unallocated portion of the allowance is not attributable to any specific components of the loan portfolio, but is available to support losses that are not yet able to be identified when establishing the specific and general portions of the allowance. Allfirst has risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist within the loan portfolios. The judgmental aspects involved in application of risk rating criteria, the quality of individual loan analyses and initial assessments of collateral values can also contribute to undetected, but probable, losses. Management uses quantitative tools to assist it in evaluating the overall reasonableness of the unallocated reserve. The unallocated reserve protects Allfirst from errors or subjectivity that might occur in testing or reviewing the allowance for adequacy.

The provision for loan and lease losses for the first nine months of 2002 was $74.1 million, an increase of $52.7 million from the $21.4 million provision for the first nine months of 2001. The provision covered net chargeoffs of $45.6 million, including a $20 million chargeoff on a $50 million telecommunications credit and a $9.2 million full chargeoff on a leveraged aircraft lease to an airline in bankruptcy. The provision also resulted in a $28.5 million increase in the allowance from $152.5 million to $181.0 million. Based on the application of quantitative empirical methodologies, the increase in criticized assets, nonaccrual loans and specific reserves, and seasoned credit management judgment, Allfirst determined that a $28.5 million increase in the allowance was warranted.

From December 31, 2001 to September 30, 2002, specific reserves increased by $24.6 million to $35.6 million due to the $25 million reserve attributable to the remaining balance on the telecommunications credit previously discussed. Total allocated reserves for all portfolios increased by $13.9 million to $138 million. Higher reserves in the commercial portfolio resulted from increased criticized exposure, primarily in the communications and premium finance sectors, and higher specific reserves. In the commercial real estate portfolio, stable reserves reflected continuing strong asset quality. Reserves for the $70 million commercial aircraft leveraged lease portfolio were reduced by $9 million as a result of the chargeoff of the leveraged aircraft lease that was fully reserved. Reserves on the aircraft portfolio were substantially increased in the third quarter of 2001 reflecting the vulnerability of the airline industry post September 11th. Overall reserves for retail loans and leases decreased by $0.6 million driven by accelerated runoff on the curtailed indirect portfolios.

At September 30, 2002, unallocated reserves totaled $43.0 million, representing 23.7% of the total allowance for loan and lease losses, compared to $28.4 million, or 18.6% at year end 2001. The increase in unallocated reserves is warranted given the lack of clarity about the direction of the economy and the uncertainty about the loss volatility associated with capital markets loan portfolios, particularly shared national credits, communications, and aircraft leasing. Allocations of reserves to these portfolios are subject to the methodology described above for determining specific and general reserves. However, management deems it prudent to retain a higher level of unallocated reserves, given overall uncertainty in the marketplace surrounding these sectors, and to maintain adequate reserve coverages for its overall loan portfolio, particularly nonaccrual loans, consistent with perceived levels of risk and peer coverages. While the allowance as a percentage of nonaccrual loans declined from 199% at December 31, 2001 to 126% at September 30, 2002, in management’s judgment, the overall allowance remains adequate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table details information on the Allowance for Loan and Lease Losses and Net Loan Losses for the nine months ended September 30, 2002 and 2001 and Nonperforming Assets at September 30, 2002 and December 31, 2001.

ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Beginning balance	$152,539	$152,539
Provision for loan and lease losses	74,076	21,421
Net losses charged off	(45,576)	(21,421)
Allowance attributable to loans sold	—	—

Ending balance	$181,039	$152,539

Allowance for loan and lease losses as a percentage of :
Period end loans	1.74%	1.42%
Nonperforming loans	125.9	207.4

NET LOAN LOSSES (RECOVERIES) AS A PERCENTAGE OF AVERAGE LOANS BY CATEGORY

Commercial loans	0.93%	0.37%
Commercial real estate loans	0.00	0.03
Residential mortgages	0.17	0.34
Direct retail loans	0.35	0.37
Commercial leases receivable	1.86	(0.06)
Indirect retail loans and leases receivable	0.51	0.82
Foreign loans	0.30	(0.16)

Total	0.58%	0.27%

NONPERFORMING ASSETS

	September 30,
	2002	2001
	(in thousands)
Nonaccrual loans:
Domestic:
Commercial	$118,653	$47,764
Commercial real estate	6,060	4,038
Residential mortgage	11,550	16,035
Direct retail	521	—
Commercial lease receivable	5,580	6,750
Foreign	1,335	1,943

Total nonaccrual loans	143,699	76,530
Other real estate and assets owned (1)	7,636	9,777
Other	122	2,411

Total nonperforming assets	$151,457	$88,718

Nonperforming assets as a percentage of :
Total loans, net of unearned income plus other foreclosed assets owned	1.46%	0.82%
Accruing loans contractually past due 90 days or more as to principal or interest
Domestic	$25,986	$36,848

Foreign	9,568	8,352

(1)	Other real estate and assets owned represent collateral on loans to which Allfirst has taken title. This property, which is held for resale, is carried at fair value less estimated costs to sell.

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

At September 30, 2002, Allfirst’s Tier 1 risk based capital ratio was 8.19% ($1.2 billion of Tier 1 capital) and its total risk based capital ratio was 11.74% ($1.8 billion of total regulatory capital). Tier 1 capital consists primarily of common stockholders’ equity and qualifying amounts of subordinated capital trust preferred securities less goodwill and certain intangible assets, while total regulatory capital adds qualifying subordinated capital trust preferred securities, the allowance for loan and lease losses, and other off-balance sheet reserves, within permitted limits, to Tier 1 capital. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. The leverage ratio was 7.61% at September 30, 2002.

Substantially the same capital requirements are applied to Allfirst’s banking subsidiaries under guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency. As illustrated in the following table, at September 30, 2002, the capital ratios of Allfirst Bank, Allfirst’s principal banking subsidiary, compare favorably with the “well capitalized” standard as defined by regulatory authorities.

Capital Adequacy Ratios

	Regulatory Capital Ratios
	Tier 1	Total	Leverage
Allfirst	8.19%	11.74%	7.61%
Allfirst Bank	8.03	11.54	7.32
Regulatory Guidelines:
Minimum	4.00	8.00	3.00
Minimum to be “Well Capitalized”	6.00	10.00	5.00

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

A nonbank subsidiary of Allfirst originates, sells and services loans in conjunction with the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. Under this program, loans are sold by Allfirst with partial recourse. The application of the new capital rule will reduce Allfirst’s regulatory capital ratios by adding up to $1.0 billion in risk adjusted assets related to loans sold with partial recourse. The capital ratios of Allfirst Bank will not be impacted by this rule.

EXECUTIVE MANAGEMENT CHANGE

Susan C. Keating, president and chief executive officer of Allfirst, resigned effective July 31, 2002. Eugene Sheehy, Chairman of the Board of Allfirst, assumed the added responsibilities of president and chief executive officer.

WRITTEN AGREEMENT

On May 16, 2002, Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. entered into a written agreement with the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Maryland Commissioner of Financial Regulation and the Central Bank of Ireland (the “Written Agreement”). The Written Agreement requires Allfirst, among other things, to:

(a)	submit a management plan to strengthen management and improve the board of director’s oversight of Allfirst’s officers and operations;
(b)	prepare written findings and conclusions regarding management’s adherence to established risk management policies and procedures;
(c)	establish policies acceptable to its supervisory authorities to enhance the risk management, internal controls and management information systems of Allfirst; and
(d)	enhance the written internal audit program for Allfirst in a manner acceptable to its supervisory authorities.

Compliance with the terms of the written agreement is not expected to have a material impact on Allfirst’s consolidated financial position or results of operations.

POTENTIAL REGULATORY ACTION

A potential enforcement action by the U.S. Securities and Exchange Commission (“SEC”) could be imposed with respect to the Fraudulent Activities. However, at this time there have been no discussions between Allfirst and the SEC regarding this issue. The nature and effects of any potential SEC enforcement action cannot be predicted.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is under the caption, “Market Risk Management”.

Item 4.     Controls and Procedures

Under the supervision and with the participation of Allfirst’s management, including the Chief Executive Officer and Chief Financial Officer, Allfirst has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Shareholder Derivative Action.    On May 13, 2002, Tomran, Inc., a holder of 4800 AIB ADRs, filed on behalf of Allfirst Bank a derivative action in the Circuit Court for Baltimore City, Maryland against certain current and former directors and officers of Allfirst Bank. Allfirst, Allfirst Bank and Allied Irish Banks, p.l.c. were named as nominal defendants. The complaint alleges negligence and gross negligence by the defendants in the management and oversight of the foreign exchange trading activities at Allfirst Bank and seeks recovery of the full amount of the foreign exchange trading losses. The current and former directors and officers moved to dismiss the action as did the nominal defendants. Following the filing of an amended complaint by Tomran, the defendants moved to dismiss the amended complaint.

The likely disposition of the lawsuits and their effect on Allfirst cannot be determined at this time.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

(1)	Allfirst Financial Inc., dated June 26, 2002 and filed July 3, 2002 (item 4)
(2)	Allfirst Financial Inc., dated and filed July 17, 2002 (item 7)
(3)	Allfirst Financial Inc., dated and filed August 13, 2002 (item 4)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allfirst Financial Inc.

November 14, 2002	By /s/ Maurice J. Crowley
Executive Vice President and Chief Financial Officer

November 14, 2002	By /s/ Robert L. Carpenter, Jr.
Executive Vice President and Controller

Certifications:

Principal Executive Officer:

I, Eugene J. Sheehy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allfirst Financial Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
Eugene J. Sheehy Chairman, President and Chief Executive Officer

Principal Financial Officer:

I, Maurice J. Crowley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allfirst Financial Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
Maurice J. Crowley Executive Vice President and Chief Financial Officer